Form 10-Q
period 2000-03-31
US UNWIRED INC
filed 2000-05-19
CIK 1024149

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000 OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO
     __________.


Commission file number.................................

                                US UNWIRED INC.
 ...............................................................................
            (Exact name of registrant as specified in its charter)


         Louisiana                                              72-1457316
 ................................                          ......................
(State or other jurisdiction of                              (I.R.S. Employer
 Incorporation or organization)                             Identification No.)

     One Lakeshore Drive Suite 1900
           Lake Charles, LA                                        70629
 .............................................             ......................
  (Address of principal executive offices)                      (Zip code)


                                (337) 436-9000
 ................................................................................
             (Registrant's telephone number, including area code)


 ................................................................................
  (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes .... No  X
                                               ....

There were 1,555,768 shares of class A common stock, $0.01 par value per share, and 58,411,232 shares of class B common stock, $0.01 par value per share, outstanding at March 31, 2000.

Part I  -   Financial Information
                                                                                   Page
                                                                                   ----
Item 1.     Financial Statements
            Condensed Consolidated Balance Sheets...............................    3
            Condensed Consolidated Statements of Operations.....................    4
            Condensed Consolidated Statements of Cash Flows.....................    5
            Notes to Financial Statements.......................................    6

Item 2.     Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.....................................   11


Part II  -  OTHER INFORMATION

Item 2.     Changes in Securities...............................................   17
Item 4.     Submission of Matters to a Vote of Security Holders.................   17
Item 6.     Exhibits and Reports on Form 8-K  ..................................   17
SIGNATURES  ....................................................................   18

Part I       Financial Information
Item 1.      Financial Statements

US UNWIRED INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                                           March 31,     December 31,
                                                                           --------      -----------
                                                                             2000            1999
                                                                             ----            ----
                                                                          (Unaudited)      (Note 1)
                                     Assets
                                     ------
Current assets:
      Cash and cash equivalents                                               $ 16,053         $ 14,695
      Subscriber receivables, net                                                6,256            6,036
      Other receivables                                                          2,921            1,055
      Inventory                                                                  4,244            6,021
      Prepaid expenses                                                           3,426            1,146
      Income taxes receivables                                                  10,035           10,296
      Receivables from related parties                                             330              654
      Receivables from officers                                                    111              110
                                                                            ----------      -----------

      Total current assets                                                      43,376           40,013

Marketable securities                                                          109,010          141,453
Property and equipment, net                                                    138,599          106,067
Deferred financing costs, net                                                   12,245           12,279
Licenses, net                                                                   10,559           10,462
Other assets                                                                    18,489            6,836
                                                                            ----------      -----------

Total assets                                                                  $332,278         $317,110
                                                                            ==========      ===========
                      Liabilities and stockholders' equity
                      ------------------------------------
Current liabilities:
      Accounts payable                                                        $ 15,622         $ 14,618
      Accrued expenses                                                           6,341            2,048
      Current maturities of long term obligations                                  677              188
      Net liabilities of discontinued operations                                   559              573
                                                                            ----------      -----------

      Total current liabilities                                                 23,199           17,427

Long term obligations, net of current maturities                               232,740          215,892
Net liabilities of discontinued operations                                         546            1,341
Deferred income tax                                                              2,091            2,407
Minority interest                                                                2,706            1,458
Mandatory redeemable preferred stock                                            55,000           50,000


Stockholders' equity:
      Common stock                                                                 600              600
      Additional paid in capital                                                 8,856            2,147
      Accumulated other comprehensive income                                       617              474
      Retained earnings                                                          5,923           25,364
                                                                            ----------      -----------
      Total stockholders' equity                                                15,996           28,585
                                                                            ----------      -----------

      Total liabilities and stockholders' equity                              $332,278         $317,110
                                                                            ==========      ===========

           See accompanying notes to condensed financial statements.

US UNWIRED INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands)
(unaudited)

                                                                                    For the three
                                                                                    months ended
                                                                             ---------------------------
                                                                               March 31,     March 31,
                                                                                 2000          1999
                                                                                 ----          ----
Revenues:
      Subscriber                                                                 $  13,765     $  9,329
      Roaming                                                                        4,336        1,813
      Merchandise sales                                                              3,054        1,250
      Management fees                                                                  896          476
      Other revenue                                                                    240           61
                                                                               -----------    ---------
      Total revenue                                                                 22,291       12,929

Expense:
      Cost of service                                                                7,385        3,710
      Merchandise cost of sales                                                      6,128        2,637
      Selling, general and administrative                                           15,236        6,078
      Depreciation and amortization                                                  7,771        3,785
                                                                               -----------    ---------
      Total operating expense                                                       36,520       16,210
                                                                               -----------    ---------

Operating loss                                                                     (14,229)      (3,281)

Other income (expense):
      Interest income (expense)                                                     (5,656)        (820)
      Other                                                                          4,820          ---
                                                                               -----------    ---------
      Total other income (expense)                                                    (836)        (820)
                                                                               -----------    ---------

Loss before income taxes, extraordinary item, minority
       interest and equity in income (losses) of affiliates                        (15,065)      (4,101)
Income tax benefit                                                                     ---         (617)
                                                                               -----------    ---------

Loss before extraordinary item, minority interest and equity
      in (income) losses of affiliates                                             (15,065)      (3,484)
Minority interest in losses of subsidiaries                                            655        3,104
Equity in income (losses) of affiliates                                                207       (1,012)
                                                                               -----------    ---------
Loss from continuing operations                                                    (14,203)      (1,392)
Loss from discontinued operations                                                      ---         (666)
Extraordinary item-early extinguishments of debt                                      (238)         ---
                                                                               -----------    ---------

Net loss                                                                           (14,441)      (2,058)

Preferred stock dividends                                                           (5,000)         ---
                                                                               -----------    ---------

Net loss available to common shareholders                                        $ (19,441)    $ (2,058)
                                                                               ===========    =========

           See accompanying notes to condensed financial statements.

US UNWIRED INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)
(unaudited)

                                                                                   For the three
                                                                                    months ended
                                                                             ---------------------------
                                                                               March 31,     March 31,
                                                                                 2000          1999
                                                                                 ----          ----
                   Cash flows from operating activities
                   ------------------------------------

Net cash provided by (used in) operating activities                             $  (8,456)     $  2,666

                   Cash flows from investing activities
                   ------------------------------------
Sale of marketable securities                                                      44,368           ---
Purchase of marketable securities                                                 (12,098)          ---
Investments to unconsolidated affiliates                                             (381)       (1,204)
Distributions from unconsolidated affiliates                                          310           125
Payments for the purchase of equipment                                            (15,870)      (12,408)
Payments for microwave relocation costs                                              (250)          ---
Loan to unconsolidated affiliates                                                     (19)          ---
Cash acquired from consolidation of previously unconsolidated affiliate               ---         1,350
Discontinued operation                                                             (1,406)       (3,049)
                                                                                ---------      --------
Net cash provided by (used in) investing activities                                14,654       (15,186)


                   Cash flows from financing activities
                   ------------------------------------
Debt issuance costs                                                                  (126)         (300)
Proceeds from long-term debt                                                        2,555         6,771
Proceeds from preferred stock                                                       5,000
Principal payments of long-term debt                                              (13,831)          (11)
Discontinued operations                                                             1,562         2,300
                                                                                ---------      --------
Net cash provided by (used in) financing activities                                (4,840)        8,760
                                                                                ---------      --------

Net increase (decrease) in cash and cash equivalents                                1,358        (3,760)

Cash and cash equivalents at beginning of period                                   14,695        32,475
                                                                                ---------      -------

Cash and cash equivalents at end of period                                      $  16,053      $ 28,715
                                                                                =========      ========

           See accompanying notes to condensed financial statements.

US UNWIRED INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2000
(UNAUDITED)


1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

     The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements contained herein should be read in conjunction with the financial statements and notes included in the prospectus that is part of Amendment No. 2 to US Unwired Inc.'s registration statement on Form S-1, Registration No. 333-33964, filed on May 11, 2000 with the Securities and Exchange Commission.

2.   Description of the Organization

     US Unwired Inc. ("the Company") is principally engaged in the ownership and operation of wireless communications systems, consisting of PCS, cellular and paging communication systems. The Company was incorporated as Mercury, Inc. in 1967 by the principal shareholders of Cameron Communications Corporation (Cameron) to provide complementary services to Cameron's local and line telephone service.

     Effective January 1, 2000, the Company entered into an agreement with Meretel Communications Limited Partnership ("Meretel") to receive an 80% ownership interest in each of the Beaumont-Port Arthur and Lufkin-Nacogdoches Business Trading Areas ("BTAs" or "markets") in exchange for a reduction in the Company's ownership interest in Meretel from 24.33% to 13.28%. The Company contributed these net assets to a new partnership, Texas Unwired, a Louisiana general partnership ("Texas Unwired"), of which the Company's majority owned subsidiary, Louisiana Unwired, LLC ("LA Unwired"), is the managing partner and owns an 80% interest. The contributed net assets were recorded at fair value. Additionally, this transaction resulted in a similar reduction in the Company's guarantee of Meretel's debt to approximately $2.5 million. In connection with these transactions, the Company recorded gains of $2.2 million and $2.6 million related to the exchange of the Beaumont-Port Arthur and Lufkin-Nacogdoches markets for a reduction in the Company's ownership interest in Meretel and the reduction of the Company's debt guarantee, respectively.

     On March 22, 2000, the Company's Board of Directors adopted a plan to sell the Company's ownership interest in LEC Unwired, LLC ("LEC Unwired"), the Company's local exchange carrier operating segment. The Company expects to complete the sale by the end of the third quarter of 2000. The accompanying condensed consolidated financial statements reflect the LEC Unwired business as a discontinued operation in compliance with APB 30. The Company does not expect a loss from the disposal of LEC Unwired when taking into consideration the expected gain on the disposal and the loss from operations during the disposal period. The operating losses of LEC Unwired for the three months ended March 31, 2000, are presented as losses from discontinued operations.


3.   Marketable Securities

    The following is a summary of the Company's available-for-sale marketable securities as of March 31, 2000:

                                                                    Gross          Gross
                                          Amortized Cost       Unrealized     Unrealized    Estimated
                                                                    Gains         Losses   Fair Value
                                         ---------------- ---------------- -------------- ------------
                                                                (In thousands)
     Commercial paper                           $ 88,798             $617            ---     $ 89,415
     Fixed income mutual fund                     19,595              ---            ---       19,595
                                                --------             ----            ---     --------
                                                $108,393             $617            ---     $109,010
                                                ========             ====            ===     ========

4.   Property and Equipment

     Major categories of property and equipment were:

                                                                            March 31,    December 31,
                                                                                 2000            1999
                                                                            ---------    ------------
                                                                                  (In thousands)
     Land                                                                    $  1,061        $  1,061
     Buildings                                                                  4,766           2,011
     Leasehold improvements                                                     1,463           1,198
     Facilities and equipment                                                 143,144         127,587
     Furniture and fixtures                                                    12,254           1,769
     Vehicles                                                                     566             417
     Construction in progress                                                  22,668          12,729
                                                                             --------        --------
                                                                              185,922         146,772
     Less accumulated depreciation and amortization                            47,323          40,705
                                                                             --------        --------

                                                                             $138,599        $106,067
                                                                             ========        ========

5.   Long-Term Obligations

     Long-term obligations consisted of the following:

                                                                           March 31,     December 31,
                                                                                2000             1999
                                                                           ---------     ------------
                                                                                 (In thousands)
    Debt outstanding under senior credit facilities:
       Senior subordinated discount notes                                   $221,046         $214,045
       FCC debt                                                                1,475            1,509
       Bank financing                                                          2,790              526
       Capital leases                                                          8,106              ---
                                                                            --------         --------
    Total long-term obligations                                              233,417          216,080
    Less current maturities                                                      677              188
                                                                            --------         --------
    Long-term obligations, excluding current maturities                     $232,740         $215,892
                                                                            ========         ========

     On October 29, 1999, US Unwired issued $400 million in aggregate principal amount of its 13 3/8% Senior Subordinated Discount Notes due November 1, 2009 ("the Notes"). The Notes were issued at a substantial discount such that the Company received gross proceeds of approximately $209.2 million. The Notes increase in value daily, compounded twice per year, at the rate of 13 3/8% per year until November 1, 2004. On that date, the value of the Notes will be equal to the face amount of the Notes and interest will begin to accrue at the rate of 13 3/8% per year. The Company will be required to pay the accrued interest beginning May 1, 2005, and on each November 1 and May 1 thereafter.

     The Notes are a general unsecured obligation of the Company, except for the limited security provided by a pledge agreement by LA Unwired. The Notes rank junior to all existing and future senior debt of the Company and equal in right of payment of any future senior subordinated indebtedness of the Company.

     The Notes are fully, unconditionally, and joint and severally guaranteed by each of LA Unwired and Unwired Telecom Corp. ("Unwired Telecom"), a wholly-owned subsidiary of the Company. Each of the guarantees is a general unsecured obligation of the guarantor. Each of the guarantees ranks equally in right of payment with the guarantor's future senior subordinated indebtedness and is subordinated in right of payment to all existing and future senior debt of the guarantor.

     Effective October 1, 1999, the Company entered into a $130 million senior credit facility. It provides for an $80 million reducing revolving credit facility that matures on September 30, 2007, and a $50 million delay draw term loan that matures on September 30, 2007. The reducing revolver will be permanently reduced in quarterly installments beginning June 30, 2002, in amounts that vary between $1.3 million and $6.0 million. The term loan will be amortized in quarterly installments beginning on June 30, 2003, in quarterly amounts that vary between $1.3 million and $3.7 million. All loans made under the senior credit facility bear interest at variable rates tied to the prime rate, the federal funds rate or LIBOR. At March 31, 2000, there were no amounts outstanding under this senior credit facility.

     The senior credit facility requires the Company to pay an annual commitment fee ranging from 1.5% to 1% of the unused commitment. It is secured by a first priority security interest in all tangible and intangible assets of the Company (other than the corporate headquarters building), LA Unwired and Unwired Telecom (including the owned PCS licenses, to the extent legally permitted); a pledge by the Company and Cameron of 100% of the ownership interest in LA Unwired; a pledge by the Company of its ownership interest in Unwired Telecom; a pledge by LA Unwired of its ownership interest in Texas Unwired; and an assignment by LA Unwired of its Sprint PCS agreements and any network contract (including software rights). Additionally, the senior credit facility is subject to certain restrictive covenants. As of March 31, 2000, the Company was in compliance with these restrictive covenants.

     In July 1998, LEC Unwired entered into a financing arrangement with a financial institution. The credit facility provides for borrowings up to $18 million ($15 million in senior secured debt and $3 million in subordinated debt) to be used for the construction of various telecommunications networks. The arrangement includes several fixed and variable interest rate options. The drawdown period of the facility is thirty months from closing. Repayment of principal begins three years after closing and ends eight years after closing, with interest payable on a quarterly basis. At March 31, 2000, the effective interest rate for this debt was 11.22% and the total unfunded commitment was approximately $5.6 million. The financing arrangement is collateralized by substantially all of the assets of LEC Unwired. Additionally, the debt is subject to certain restrictive covenants. As of December 31, 1999 and March 31, 2000, LEC Unwired was not in compliance with certain of these restrictive covenants, but has since obtained waivers from the lender for such covenant violations.

     In 1999, Meretel entered into lease agreements to lease cell sites for a 15-year period. As part of the agreement discussed in Note 2 above, Texas Unwired assumed Meretel's obligations with respect to 31 of these sites in the Beaumont-Port Arthur and Lufkin-Nacogdoches markets. During the three months ended March 31, 2000, the Company executed one additional site capital lease.

     Future minimum annual lease payments due under these capital leases consisted of the following at March 31, 2000 (in thousands):


                2001                                  $  768
                2002                                     768
                2003                                     768

          2004                                                     768
          2005                                                     768
          Thereafter                                             7,307
                                                               -------
                                                                11,147
          Amounts representing interest                         (3,041)
                                                               -------
          Present value of minimum lease payments (including
              Current portion of $376                          $ 8,106
                                                               =======

6.   Stockholders' Equity

     Contemporaneously with the issuance of the Notes discussed in Note 5, the Company issued 500,000 shares of Series A senior redeemable convertible preferred stock for $50 million. The present holder of the Series A preferred stock and any of its affiliates who become holders may convert the preferred stock into Class B common stock, at any time, at $4.98 per share, and such holders have voting rights of Class B common shareholders on an as-converted basis. Upon sale or transfer of the preferred stock by such holders to a non-affiliate of such holders, the preferred stock becomes convertible into Class A common stock and the transferee holders will have voting rights of Class A common shareholders on an as-converted basis. The Series A preferred stock has a mandatory redemption at its stated value 91 days after the maturity of the Notes. On February 15, 2000, the Company issued $5 million of its Series B senior redeemable convertible preferred stock. The Series B preferred stock has similar rights to those of the Series A preferred stock except that it is convertible into Class A common stock at $4.98 per share and the holders of the Series B preferred stock have the voting rights of Class A common shareholders. The Company has used its estimated initial public offering price to value its Class A stock solely for purposes of calculating whether the Series B preferred stock provides the holders of such preferred stock with a beneficial conversion feature for financial reporting purposes. As a result, the Company has allocated $5.0 million to such beneficial conversion feature in accordance with EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingency Adjustable Conversion Ratios." Further, as the holder can exercise the conversion at any time, the Company recognized a preferred dividend of $5.0 million during the three-month period ended March 31, 2000.

     On April 11, 2000, the Company increased its authorized shares of common and preferred stock and effected a 5.3304-for-1 stock split for its outstanding common shares. All stockholders' equity balances and disclosures in the accompanying financial statements have been retroactively restated for the increase in authorized shares and the stock split. The effect of the stock split was to transfer an amount equal to the par value of the new shares issued from additional paid-in-capital to common stock.

7.   Stock Option Plan

     During 1999, the Board of Directors amended the 1998 Equity Plan and renamed it the US Unwired Inc. 1999 Equity Incentive Plan ("the 1999 Equity Plan"). As part of this amendment, the maximum aggregate amount of common stock with respect to which options or other awards may be granted was increased from 8.5 million to 12.3 million. On July 16, 1999, the Company granted stock options for a total of 3,542,584 shares under the 1999 Equity Plan. These options have a ten-year term and vest over a four-year period. The exercise price for 2,654,539 of these options is $4.98 per share, and the exercise price for 888,045 of these options is $1.13 per share. Additionally, options for another 2,267,552 shares were granted on January 1, 2000 with an exercise price of $4.98 per share. As of March 31, 2000, all of the options were outstanding and none were exercisable.

     In connection with the above mentioned July 16, 1999 grant of options to purchase 2,654,539 shares of the Company's common stock at an exercise price of $4.98 per share and options to purchase 888,045 shares at $1.13 per share, and the January 1, 2000 grant of options to purchase 2,267,552 shares of the Company's common stock at an exercise price of $4.98 per share, the Company has total deferred stock compensation of $27.4 million. For the three months ended March 31, 2000, $1.7 million has been recognized as stock compensation expense, as the exercise price of these options is less than the fair value of the Company's stock at the grant dates as estimated solely for financial reporting purposes.


8.   Other Comprehensive Income

     Total other comprehensive loss includes net loss and unrealized gains from marketable equity securities that are classified as available-for-sale. The following summarizes the Company's total other comprehensive income for the three months ended March 31, 2000 (in thousands):


         Accumulated other comprehensive income

         Balance, beginning of period                               $474

         Other comprehensive income
             Unrealized gains on securities                          617

         Deduct:
              Realized gain on sale of securities                    790
              Income tax effect                                      316
                                                                    ----

         Balance, end of period                                     $617
                                                                    ====

9.   Income Taxes

     The Company's effective income tax rate for the interim periods presented is based on management's estimate of the Company's effective tax rate for the applicable year and differs from the federal statutory income tax rate primarily due to nondeductible permanent differences, state income taxes and changes in the valuation allowance for deferred tax assets. For the year ending December 31, 2000, management currently estimates that a valuation allowance will be provided for the expected loss to be incurred.


10.  Subsequent Events

     In April 2000, the Company received an assessment for approximately $4.0 million related to certain sales and use taxes resulting from a routine audit. Although management is continuing to evaluate and discuss this assessment with the local tax authorities, management believes that any additional sales and use taxes that may result from this assessment has been adequately provided for in the accompanying financial statements.

     In April 2000, subject to FCC approval, the Company agreed to sell its PCS licenses for service areas not covered by the Sprint PCS management agreements to Cameron for approximately $1.1 million of Cameron's interest in LA Unwired, Cameron's assumption of $1.4 million of LA Unwired debt related to the licenses, and $1.3 million in cash. LA Unwired has agreed to use this $1.3 million of cash to purchase Command Connect, LLC's ("Command Connect") 0.5% interest in LA Unwired.

     In April 2000, Unwired Telecom agreed to sell its 50% interest in Command Connect, including the LMDS licenses that Command Connect holds, to Cameron for approximately $1.4 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion is intended to facilitate an understanding and assessment of significant accounting changes and trends related to the financial condition and results of operations of US Unwired Inc. ("the Company" or "we" or "us"). This discussion should be read in conjunction with our financial statements included in this report.

The discussion contains statements that may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward looking statements are statements about our current and future business strategy, operations, capabilities and construction plans and schedule, as well as financial projections, plans and objectives of management, expected actions of third parties, and other matters. They often include the words "believes," "belief," "expects," "plans," "anticipates," "intends," "projects" or similar words. Forward-looking statements speak only as of the date made and are not guarantees of future performance and may involve risks and uncertainties. Forward-looking statements involve known and unknown risks and other factors that could cause actual results to be materially different from our historical results or from any future results expressed or implied by any forward-looking statements. Some of the factors that could cause the difference are:

     . the availability at acceptable terms of sufficient funds to pay for our business plan
     .  competition
     .  changes in labor, equipment and capital costs
     .  any inability to obtain required regulatory approvals
     .  changes in technology
     . any inability to comply with the indenture that governs our senior subordinated discount notes or with our credit agreements
     .  changes in management
     .  any ability to attract and retain qualified employees
     .  future acquisitions general economic and business conditions

Actual results may differ from those in the forward-looking statements as a result of these factors, many of which are outside the control of the Company. You should not rely too heavily on any forward-looking statement. We cannot assure you that our forward-looking statements will prove to be correct.

Overview

Through our subsidiaries, Louisiana Unwired, LLC ("LA Unwired") and Texas Unwired, a Louisiana general partnership ("Texas Unwired"), we currently provide wireless personal communications services (PCS) in parts of Louisiana and Texas. Through our subsidiaries, we are a Sprint PCS network partner and have the exclusive right to provide PCS services under the Sprint(R) and Sprint PCS(R) brand names in a service area comprising approximately 9.7 million residents.

Our Sprint PCS service area covers 41 Basic Trading Areas ("BTAs" or "markets") in eastern Texas, southern Oklahoma, southern Arkansas, significant portions of Louisiana, Alabama and Mississippi, the Florida panhandle and southern Tennessee. Our service area is contiguous with Sprint PCS's launched markets of Houston, Dallas, Little Rock, New Orleans, Birmingham, Tallahassee and Memphis. We are constructing a 100% digital, 100% wireless PCS network that we expect to complete by March 2001.

We currently offer PCS service in eleven markets: Beaumont-Port Arthur, Longview-Marshall, Lufkin-Nacogdoches, Texarkansas and Tyler, Texas; Alexandria, Houma-Thibodeaux, Lake Charles, Monroe and Shreveport, Louisiana; and Montgomery, Alabama. Our network currently covers approximately 2.4 million residents out of approximately 3.6 million total residents in those markets. We expect to cover a total of approximately 6.1 million residents by December 2000 and 6.4 million residents by March 2001, at which point we expect to have covered approximately 66% of the resident population in our service area. The number of people in our service area does not represent the number of Sprint PCS subscribers that we expect to have in our service area. At March 31, 2000, we had approximately 66,000 subscribers within those eleven markets and we had initiated the build out of eleven additional markets in the Florida panhandle, Mississippi and Alabama. This phase of our build out represents 330 owned and co-located towers. We have begun radio frequency design, network design and cell site engineering in the remaining markets to be built out.

In addition, the Company provides cellular and paging services in parts of Louisiana through its wholly owned subsidiary, Unwired Telecom Corp. ("Unwired Telecom"). As of March 31, 2000, we had approximately 58,000 cellular and 23,000 paging subscribers.

In 1995, we and our third-party partners formed Meretel Communications Limited Partnership ("Meretel") to bid for, develop and operate PCS licenses in specified markets. Effective January 1, 2000, Meretel transferred to us an 80% ownership in each of its Beaumont-Port Arthur and Lufkin-Nacogdoches markets in exchange for a reduction in the our ownership interest in Meretel from 24.33% to 13.28%. We then contributed the net assets of those markets to a new partnership, Texas Unwired, of which LA Unwired is the managing partner and owns an 80% interest. The contributed net assets were recorded at fair value. Additionally, this transaction resulted in a similar reduction of our guarantee of Meretel's debt from a maximum $4.6 million to approximately $2.5 million. While we have terminated our management agreement with Meretel, we continue to provide limited back-end services in transition. Texas Unwired is consolidated for the three months ended March 31, 2000. For the year ending December 31, 1999 and for the three months ended March 31, 1999, the operating results of the Beaumont-Port Arthur and Lufkin-Nacogdoches markets are included in Meretel, which is included in the accompanying financial statements for these periods using the equity method.

As of March 31, 2000, we owned 100% of Unwired Telecom, 93.4% of LA Unwired and 59.8% of LEC Unwired, LLC ("LEC Unwired"), a competitive local exchange carrier. On March 22, 2000, we adopted a formal plan to sell our interest in LEC Unwired, which is therefore presented as a discontinued operation. As of March 31, 2000, LA Unwired owned 80% of Texas Unwired.

Results of Operations

You should keep in mind that our operating results for three months ended March 31, 2000 include the consolidation of Texas Unwired but our operating results for the three months ended March 31, 1999 include the Texas Unwired assets as a part of Meretel, which is included using the equity method. Results for LEC Unwired are presented as a discontinued operation for both periods.


Revenues

                                              Three months ended March 31,
                                                    2000              1999
                                                    ----              ----
                                                        (In thousands)
Subscriber revenues                               $13,765           $ 9,329
Roaming revenues                                    4,336             1,813
Merchandise sales                                   3,054             1,250
Other revenue                                       1,136               537
                                                  -------           -------
     Total revenues                               $22,291           $12,929
                                                  =======           =======


Subscriber revenues were $13.8 million for the three months ended March 31, 2000 as compared to $9.3 million for the three months ended March 31, 1999, representing an increase of $4.5 million. LA Unwired's subscriber revenues increased to $5.7 million at March 31, 2000 from $1.5 million at March 31, 1999, representing a $4.2 million increase due to an increase in subscribers to approximately 50,000 at March 31, 2000 from approximately 13,000 at March 31, 1999. Texas Unwired accounted for $1.8 million in revenues and had approximately 16,000 subscribers at March 31, 2000. Unwired Telecom's subscriber revenues were $6.3 million for the three months ended March 31, 2000 as compared to $7.8 million for the three months ended March 31,1999, representing a decrease of $1.5 million due to a decrease in subscribers to 81,000 at March 31, 2000 from 92,000 at March 31, 1999.

Roaming revenues were $4.3 million for the three months ended March 31, 2000 as compared to $1.8 million for the three months ended March 31, 1999, representing an increase of $2.5 million. LA Unwired's roaming revenues increased to $1.8 million at March 31, 2000 from $265,000 at March 31, 1999, representing a $1.5 million increase due to an expansion in coverage to nine markets at March 31, 2000 from four markets at March 31, 1999. Texas Unwired added $496,000 in roaming revenues with coverage in two markets. Unwired Telecom's roaming revenues increased to $2.0 million at March 31, 2000 from $1.5 million at March 31, 1999, representing an increase of $500,000 due to higher usage in our service area.

Merchandise sales were $3.1 million for the three months ended March 31, 2000 as compared to $1.3 million for the three months ended March 31, 1999, representing an increase of $1.8 million. LA Unwired's merchandise sales increased to $2.2 million from $863,000 at March 31, 1999, representing an increase of $1.3 million. This was due primarily to an increase in initial sales to 19,000 new subscribers during the three months ended March 31, 2000 compared to 7,600 new subscribers added during the three months ended March 31, 1999. Texas Unwired had $547,000 in merchandise sales for the three months ended March 31, 2000 and added approximately 4,000 new subscribers. Unwired Telecom's merchandise sales was $300,000 for the three months ended March 31, 2000 as compared to $400,000 for the three months ended March 31, 1999, representing a decrease of $100,000. This decrease was primarily due to higher discounts on handset sales. Unwired Telecom added 3,100 new cellular subscribers during the three months ended March 31, 2000 compared to 3,500 new cellular subscribers during the three months ended March 31, 1999.

Other revenues increased to $1.1 million at March 31, 2000 from $537,000 at March 31, 1999, representing an increase of $600,000 primarily attributable to increased management fees.


Operating Expenses

Cost of service was $7.4 million for the three months ended March 31, 2000 as compared to $3.7 million for the three months ended March 31, 1999, representing an increase of $3.7 million. LA Unwired's cost of service increased to $4.2 million for the three months ended March 31, 2000 from $1.4 million for the three months ended March 31,1999, representing an increase of $2.8 million. This increase primarily resulted from the increased number of new subscribers, coverage area and additional lease costs incurred in eleven yet to be opened markets in Florida, Alabama and Mississippi. Texas Unwired's cost of sales added $1.0 million with coverage for its two markets. Unwired Telecom's cost of service decreased to $2.2 million at March 31, 2000 from $2.4 million at March 31, 1999, representing a decrease of $200,000 which was primarily related to a decrease in our cellular subscriber base.

Merchandise cost of sales was $6.1 million for the three months ended March 31, 2000 as compared to $2.6 million for the three months ended March 31, 1999, an increase of $3.5 million. LA Unwired's merchandise cost of sales increased to $4.3 million for the three months ended March 31, 2000 from $1.9 million at March 31, 1999, representing an increase of $2.4 million. This was primarily due to the number of new subscribers added. Texas Unwired added $1.0 million in merchandise cost of sales that was also related to new subscriber additions. Unwired Telecom's merchandise cost of sales increased to $800,000 at March 31, 2000 from $700,000 at March 31, 1999, representing an increase of $100,000 which was primarily attributable to the sale of more expensive handsets and promotional discounts.

Selling, general and administrative expenses were $13.2 million for the three months ended March 31, 2000 as compared to $6.1 million for the three months ended March 31, 1999, an increase of $7.1 million. Corporate selling, general and administrative expenses were $6.4 million for the three months ended March 31, 2000 as compared to $3.1 million for the three months ended March 31, 1999, representing an increase of $3.4 million. Approximately $1.7 million of this increase is attributable to stock compensation expense related to our issuance of stock options. The remaining $1.7 million is primarily headcount growth associated with back-end services related to our growth in PCS subscribers to 66,000 at March 31, 2000 from 13,000 at March 31, 1999 and our expansion efforts associated with opening new markets. LA Unwired's selling, general and administrative expenses increased to $5.2 million for the three months ended March 31, 2000 from $1.4 million at March 31, 1999, representing an increase of $3.8 million. This was primarily due to the costs associated with expanding our market coverage and the consolidation of Texas Unwired. Selling, general and administrative expenses for Unwired Telecom remained unchanged at $1.6 million.

Depreciation and amortization expense was $7.8 million for the three months ended March 31, 2000 as compared to $3.8 million for the three months ended March 31, 1999, representing an increase of $4.0 million. LA Unwired's depreciation increased to $5.9 million for the three months ended March 31, 2000 from $2.4 million at March 31, 1999, representing an increase of $3.5 million. This was primarily due to the increase in capital costs associated with building out our markets and the consolidation of Texas Unwired. Net property and equipment for our PCS markets increased to $115.7 million at March 31, 2000 from $65.2 million at March 31,1999. Unwired Telecom's depreciation expense remained unchanged at $1.2 million.


Operating Loss

The total operating loss was $14.2 million for the three months ended March 31, 2000 as compared to $3.3 million for the three months ended March 31, 1999, an increase of $10.9 million. LA Unwired recorded an operating loss of $8.8 million for the three months ended March 31, 2000 as compared to a $4.3 million loss for the three months ended March 31, 1999, representing an increase of $4.5 million. This is primarily attributable to the increased operational costs associated with building out our markets. Unwired Telecom recorded operating income of $2.7 million for the three months ended March 31, 2000 compared to operating income of $3.8 million for the three months ended March 31, 1999, representing a decrease of $1.1 million, which is primarily attributable to a decrease in cellular subscribers. The balance of the remaining change of $5.4 million is primarily attributable to the increase in selling, general and administrative expenses that, as discussed above, are associated with market expansion and include approximately $1.7 million of stock compensation expense related to stock options.


Other Income/(Expense)

                                                 Three months ended March 31,
                                                            2000         1999
                                                            ----         ----
                                                           (In thousands)
    Interest expense                                    $ (7,843)    $(1,240)
    Interest income                                        2,187         420
    Other                                                  4,820         ---
                                                        --------     -------
           Total other income/(expense)                 $   (836)    $  (820)
                                                        ========     =======


Interest expense was $7.8 million for the three months ended March 31, 2000 as compared to $1.2 million for the three months ended March 31, 1999, an increase of $6.6 million. The increase in interest expense results from the increase in outstanding debt. Our outstanding debt was $233.4 million at March 31, 2000 as compared to $74 million at March 31, 1999. The increase in debt primarily resulted from our senior subordinated discount note offering in October 1999.

Interest income was $2.2 million for the three months ended March 31, 2000 as compared to $420,000 for the three months ended March 31, 1999. The increase resulted from investing available funds in marketable securities until the funds are required to fund our market build out.

Other income for the three months ended March 31, 2000 represents a gain of approximately $2.2 million from the sale of a portion of the Company's ownership interest in Meretel and a gain of approximately $2.6 million due to the reduction of the Company's guarantee of Meretel debt.

Minority Interest in Subsidiaries

Minority interest in losses of affiliates was $655,000 for the three months ended March 31, 2000 as compared to $3.1 million for the three months ended March 31, 1999. This relates to the consolidation of LA Unwired and represents the portion of the losses from LA Unwired allocable to minority shareholders. The operating loss of LA Unwired is described above.

Equity in Income (Losses) of Affiliates

Equity in income of affiliates was $207,000 for the three months ended March 31, 2000 as compared to an equity loss in affiliates of $1.0 million for the three months ended March 31, 1999, an increase of $1.2 million. This was primarily the result of our reduction in ownership of Meretel to 13.28% for the three months ended March 31, 2000 from 24.33% for the three months ended March 31, 1999.

Liquidity and Capital Resources

We need approximately $303.8 million to build out our PCS network and to market and distribute our products and services from January 2000 through December 2001. We believe that the proceeds from our financings and internally generated cash will be enough to build out our network as planned, cover anticipated operating losses and meet our debt service requirements through December 2001. We expect to cover approximately 66% of the population in a majority of markets in our service area by March 2001. We plan to use this $303.8 million for capital requirements, including capital expenditures, working capital, debt service requirements and anticipated operating losses for the period from January 2000 through December 2001. We will use this capital also for switches, base stations, towers and antennae, radio frequency engineering, cell site acquisition and construction and microwave relocation. The actual amounts required building out our PCS network might vary materially from these estimates. We may need more capital if we have unforeseen delays, cost overruns, unanticipated expenses, regulatory expenses, engineering design changes and other technological risks.

In the past, we have paid our working capital requirements, acquisitions, capital expenditures and debt service through bank financing and retained earnings from operations and the one-time gain from our 1998 sale of selected cellular markets.

On October 29, 1999, we issued approximately $400 million in aggregate principal amount of 13 3/8% senior subordinated discount notes of US Unwired and received gross proceeds of approximately $209 million. These notes are unsecured obligations. They bear interest at a rate of 13 3/8% per year, payable twice per year on May 1 and November 1, beginning May 1, 2005. LA Unwired and Unwired Telecom fully and unconditionally and jointly and severally guarantee our obligations under the notes.

On October 1, 1999, US Unwired entered into a credit facility with Co Bank, ACB, The Bank of New York, BNY Capital Markets, Inc., First Union Securities, Inc., First Union National Bank and other lenders for $130 million. At March 31, 2000, we had full availability of $130 million under our new credit facility for the build out of our PCS network and anticipated operating losses.

In addition, we issued $50 million of preferred stock on October 29, 1999 and $5 million of preferred stock on February 15, 2000.

On March 31, 2000, LEC Unwired had $12.4 million outstanding under two senior credit facilities dated July 22, 1998. The first credit facility is a $15.0 million senior facility with a three year draw down period and five year amortization. The second facility is a $3.0 million subordinated facility with a three year draw down period and five year amortization. Both facilities mature on July 1, 2006. On March 22, 2000, we adopted a formal plan to sell our 59.8% ownership interest in LEC Unwired.

On April 11, 2000, the stockholders of US Unwired approved a 5.3304 for 1 stock split.

Cash used in operating activities was $8.5 million for the three months ended March 31, 2000. Cash provided by investing activities was $14.7 million for the three months ended March 31, 2000 and includes $32.3 million provided by the purchase and sale of marketable securities offset by $15.9 million used to purchase property and equipment. Cash used in financing activities was $4.8 million for the three months ended March 31, 2000 and included $13.8 million used in the payment of long-term debt offset by $5.0 million in the proceeds from preferred stock and $2.6 million in proceeds from long-term debt.

Seasonality

Like the wireless communications industry in general, our subscribers increase in the fourth quarter due to the holiday season. A greater number of phones sold at holiday promotional prices causes our losses on merchandise sales to increase. Our sales and marketing expenses increase also with holiday promotional activities. We generally have the most use and revenue per subscriber in the summer because of an increase in revenues from fees charged to non-US Unwired, non-Sprint PCS customers who use our network while traveling in our service area. We believe that the increased traffic in our service area comes from people traveling during summer vacation. We expect these trends to continue based on historical operating results.

Impact of Year 2000 Issue on Our Operations and Financial Conditions

We use a significant number of computer systems and software programs in our operations, including in support of our PCS network equipment and for various administrative functions. Before the Year 2000, we discussed the nature and progress of our plans to prepare for that year. In late 1999, we finished testing and preparing our systems for the Year 2000 date change. As of the date of this report, we had experienced no significant disruptions in our critical information technology systems and non-information technology systems that resulted from the Year 2000 date change. We believe that our systems successfully responded to the Year 2000 date change. We are not aware of any material problems that resulted from the Year 2000 date change with our products, our internal systems or the products and services of third parties. We will continue to monitor our critical computer applications and those of our suppliers and vendors throughout 2000 so we can promptly address any Year 2000 matters that may arise.

Quantitative and Qualitative Disclosure about Market Risk

We are not exposed to fluctuations in currency exchange rates, as all our services are invoiced in U.S. dollars. We are exposed to the impact of interest rate changes on our short-term cash investments, consisting of U.S. Treasury obligations and other investments in respect of institutions with the highest credit ratings, all of which investments mature on or before July 13, 2000. These short-term investments carry a degree of interest rate risk. We believe that the impact of a 1% increase or decline in current average investment rates would not have a material impact on our investment income.

PART II


Item 2.  Changes in Securities

On February 15, 2000, US Unwired issued $5.0 million of its senior redeemable convertible preferred stock, series B, to the following affiliates of Trust Company of the West: TCW Leveraged Income Trust, L.P., TCW Leveraged Income Trust II, L.P., TCW Shared Opportunity Fund II, L.P., TCW Shared Opportunity Fund IIB, LLC, TCW Shared Opportunity Fund III, L.P., TCW/Crescent Mezzanine Trust, TCW/Crescent Mezzanine Partners II, L.P. and Brown University Third Century Fund. The stock was issued in a transaction not involving a public offering in reliance on Section 4(2) of the Securities Act. The holders of this preferred stock may convert the preferred stock into Class A common stock at any time at a price of $4.98 per share. The Company may require the series B preferred shareholders to convert their preferred stock after an initial public offering of the Company's common stock if these preferred shareholders would receive an initial rate of return of at least 20% per year based on the Company's common stock price.

On January 1, 2000, US Unwired granted to some of its directors and officers stock options to purchase an aggregate of 2,267,552 shares of Class A common stock pursuant to the US Unwired Inc. 1999 Equity Incentive Plan. These stock options were granted in transactions exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as a transaction not involving a public offering and on Rule 701 under the Securities Act. These options have a ten year term and vest over a four year period.

Item 4.  Submission of Matters to a Vote of Security Holders

On February 7, 2000, shareholders of the Company holding 42,614,501 shares of the Company's class B common stock and all 500,000 shares of the Company's series A preferred stock acted by written consent in lieu of a stockholders' meeting to adopt an amendment to the Company's Articles of Incorporation (i) authorizing the creation of the Company's series B preferred stock and setting forth the voting powers and the preferences and rights of that preferred stock,
(ii) modifying the rights of the Company's series A preferred stock and (iii) clarifying the rights of a Qualified Holder, as defined in the Company's Articles of Incorporation.


Item 6.  Exhibits and Reports on Form 8-K

     a.  Exhibits

         Financial data schedule

     b.  Reports on Form 8-K during the first quarter ended March 31, 2000

         No reports on Form 8-K were filed during the quarter ended March 31, 2000.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

May 18, 2000                                  US UNWIRED INC.

                                         By:/s/ Jerry E. Vaughn
                                            -----------------------------
                                            Jerry E. Vaughn
                                            Duly Authorized Officer and
                                              Chief Financial Officer