Form 10-Q
period 2000-06-30
US UNWIRED INC
filed 2000-08-11
CIK 1024149

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000 OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO
    ________________.


Commission file number 000-22003


                                US UNWIRED INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Louisiana                                     72-1457316
----------------------------------------    -----------------------------------
   (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                      Identification No.)

   One Lakeshore Drive, Suite 1900
           Lake Charles, LA                                70629
----------------------------------------    ------------------------------------
(Address of principal executive offices)                 (Zip code)

                                (337) 436-9000
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes [X]  No [_]

There were 10,796,297 shares of class A common stock, $0.01 par value per share, and 68,212,934 shares of class B common stock, $0.01 par value per share, outstanding at August 1, 2000.

Part I  - Financial Information                                             Page
                                                                            ____
Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets...........................    3
          Condensed Consolidated Statement of Operations..................    4
          Condensed Consolidated Statement of Cash Flows..................    5
          Notes to Condensed Consolidated Financial Statements............    6

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations ....................................   10


Part II - OTHER INFORMATION

Item 2.   Changes in Securities...........................................   18

Item 4.   Submission of Matters to a Vote of Security Holders.............   19

Item 6.   Exhibits and Reports on Form 8-K................................   19

SIGNATURES................................................................   19

Part I  Financial Information
Item 1. Financial Statements

US UNWIRED INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
                                                               June  30,      December 31,
                                                              ----------      ------------
                                                                2000             1999
                                                              --------         --------
                                                             (Unaudited)       (Note 1)
                                    Assets
                                    ------
Current assets:
    Cash and cash equivalents                                  $ 18,617         $ 14,695
    Subscriber receivables, net                                   6,589            6,036
    Other receivables                                             1,222            1,055
    Inventory                                                     4,028            6,021
    Prepaid expenses                                              4,984            1,146
    Income taxes receivables                                      2,434           10,296
    Receivables from related parties                                604              654
    Receivables from officers                                       104              110
                                                               --------         --------
    Total current assets                                         38,582           40,013

Marketable securities                                           166,106          141,453
Property and equipment, net                                     175,059          106,067
Deferred financing costs, net                                    12,035           12,279
Licenses, net                                                     9,143           10,462
Other assets                                                     17,442            6,836
                                                               --------         --------
    Total assets                                               $418,367         $317,110
                                                               ========         ========
                     Liabilities and stockholders' equity
                     ------------------------------------
Current liabilities:
    Accounts payable                                           $ 19,175         $ 14,618
    Accrued expenses                                              9,050            2,048
    Current maturities of long term obligations                     664              188
    Net liabilities of discontinued operations                      ---              573
                                                               --------         --------

    Total current liabilities                                    28,889           17,427

Long term obligations, net of current maturities                239,611          215,892
Net liabilities of discontinued operations                         ---            1,341
Deferred income tax                                               2,092            2,407
Minority interest                                                   537            1,458
Mandatory redeemable preferred stock                                ---           50,000

Stockholders' equity:
    Common stock                                                    790              600
    Additional paid in capital                                  145,433            2,147
    Accumulated other comprehensive income                        1,089              474
    Retained earnings (deficit)                                     (74)          25,364
                                                               --------         --------
    Total stockholders' equity                                  147,238           28,585
                                                               --------         --------

    Total liabilities and stockholders' equity                 $418,367         $317,110
                                                               ========         ========

    See accompanying notes to condensed consolidated financial statements.

US UNWIRED INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share data)
(Unaudited)
                                                              For the three months ended             For the six months ended
                                                                June 30,         June 30,             June 30,       June 30,
                                                                 2000             1999                  2000           1999
                                                               --------          -------              --------        -------
Revenues:
   Subscriber                                                   $ 16,398          $10,062              $ 30,163        $19,391
   Roaming                                                         5,492            2,639                 9,828          4,452
   Merchandise sales                                               2,195            1,179                 5,249          2,429
   Management fees                                                 1,262              506                 2,158            982
   Other revenue                                                     230               90                   470            151
                                                                --------          -------              --------        -------
   Total revenue                                                  25,577           14,476                47,868         27,405
Expense:
   Cost of service                                                10,047            4,439                17,432          8,149
   Merchandise cost of sales                                       4,466            2,107                10,594          4,744
   General and administrative                                      8,693            4,153                18,244          8,059
   Sales and marketing                                             6,515            2,607                12,200          4,779
   Depreciation and amortization                                   9,099            4,148                16,870          7,933
                                                                --------          -------              --------        -------
   Total operating expense                                        38,820           17,454                75,340         33,664
                                                                --------          -------              --------        -------
Operating loss                                                   (13,243)          (2,978)              (27,472)        (6,259)
Other income (expense):
   Interest income (expense)                                      (5,857)          (1,028)               (11,513)        (1,848)
   Other                                                             ---              ---                    ---            ---
   Gain on sale of certain markets                                   ---              ---                  4,820            ---
                                                                --------          -------               --------        -------
   Total other income (expense)                                   (5,857)          (1,028)                (6,693)        (1,848)
                                                                --------          -------               --------        -------
Loss before income taxes, extraordinary item, minority
   interest and equity in income (losses) of affiliates          (19,100)          (4,006)               (34,165)        (8,107)
Income tax benefit                                                (4,322)          (1,047)                (4,322)        (1,664)
                                                                --------          -------               --------        -------
Loss before extraordinary item, minority interest and equity
   in (income) losses of affiliates                              (14,778)          (2,959)               (29,843)        (6,443)
Minority interest in losses of subsidiaries                           77            3,166                    732          6,270
Equity in income (losses) of affiliates                              349           (1,358)                   556         (2,370)
                                                                --------          -------               --------        -------
Loss from continuing operations                                  (14,352)          (1,151)               (28,555)        (2,543)

Discontinued operations
   Gain on disposal of discontinued operations                     6,483              ---                  6,483            ---
   Income (loss) from discontinued operations                        ---           (1,061)                   ---         (1,727)
                                                                 -------          -------                -------        -------
                                                                   6,483           (1,061)                 6,483         (1,727)
                                                                --------          -------               --------        -------
Loss before extraordinary items                                   (7,869)          (2,212)               (22,072)        (4,270)
Extraordinary item-early extinguishment of debt                      ---             (477)                  (238)          (477)
                                                                --------          -------               --------        -------
Net loss                                                          (7,869)          (2,689)               (22,310)        (4,747)
Preferred stock dividends                                            ---              ---                 (5,000)           ---
                                                                --------          -------               --------        -------

Net loss available to common shareholders                       $ (7,869)         $(2,689)              $(27,310)       $(4,747)
                                                                ========          =======               ========        =======
Basic and diluted earnings (loss) per share:

   Continuing operations                                          $(0.21)         $ (0.02)                $(0.52)       $ (0.04)
   Discontinued operations                                          0.10            (0.02)                  0.10          (0.03)
   Extraordinary loss                                                ---            (0.01)                   ---          (0.01)
                                                                 -------          -------                -------        -------
                                                                  $(0.11)         $ (0.05)                $(0.42)       $ (0.08)
                                                                 =======          =======                =======        =======

Weighted average outstanding common shares                        69,065           59,967                 64,491         59,967
                                                                ========          =======               ========        =======

    See accompanying notes to condensed consolidated financial statements.

US UNWIRED INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)
(Unaudited)

                                                                            For the six months ended
                                                                       --------------------------------
                                                                              June 30,         June 30,
                                                                                2000            1999
                                                                              ---------        --------
                        Cash flows from operating activities
                        ------------------------------------

Net cash provided by operating activities                                     $   5,957        $     97

                        Cash flows from investing activities
                        ------------------------------------
Sale of marketable securities                                                    92,868             ---
Purchase of marketable securities                                              (117,222)            ---
Investments to unconsolidated affiliates                                           (381)         (1,953)
Distributions from unconsolidated affiliates                                        391             186
Payments for the purchase of equipment                                          (62,533)        (29,180)
Payments for microwave relocation costs                                            (767)            ---
Cash acquired from consolidation of previously unconsolidated affiliate             ---           1,350
Net proceeds from sale of discontinued operation                                 11,522             ---
Discontinued operation                                                           (1,406)         (3,049)
                                                                              ---------        --------
Net cash used in investing activities                                           (77,528)        (32,646)

                        Cash flows from financing activities
                        ------------------------------------
Debt issuance costs                                                                (241)         (3,286)
Equity issuance costs                                                            (7,379)            ---
Proceeds from long-term debt                                                      2,555          21,819
Proceeds from preferred stock                                                     5,000             ---
Proceeds from equity offering                                                    88,000             ---
Principal payments of long-term debt                                            (14,005)            (22)
Discontinued operations                                                           1,563           2,300
                                                                              ---------        --------
Net cash provided by financing activities                                        75,493          20,811
                                                                              ---------        --------

Net increase (decrease) in cash and cash equivalents                              3,922         (11,738)

Cash and cash equivalents at beginning of period                                 14,695          32,475
                                                                              ---------        --------

Cash and cash equivalents at end of period                                    $  18,617        $ 20,737
                                                                              =========        ========


    See accompanying notes to condensed consolidated financial statements.

US UNWIRED INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000
(UNAUDITED)


1.  Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
    Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending
    December 31, 2000.

    The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated financial statements contained herein should be read in conjunction with the financial statements and notes included in the prospectus that is part of US Unwired Inc.'s registration statement on Form S-1, Registration No. 333-33964, first filed on April 4, 2000 with the Securities and Exchange Commission.

2.  Description of the Organization

    US Unwired Inc. ("the Company") is principally engaged in the ownership and operation of wireless communications systems, consisting of personal communications systems ("PCS"), cellular and paging communication systems. The Company was incorporated as Mercury, Inc. in 1967 by the principal shareholders of Cameron Communications Corporation (Cameron) to provide complementary services to Cameron's local land line telephone service.

    Effective January 1, 2000, the Company entered into an agreement with Meretel Communications Limited Partnership ("Meretel") to receive an 80% ownership interest in each of the Beaumont-Port Arthur and Lufkin-Nacogdoches Business Trading Areas ("BTAs" or "markets") in exchange for a reduction in the Company's ownership interest in Meretel from 24.33% to 13.28%. The Company contributed these net assets to a new partnership, Texas Unwired, a Louisiana general partnership ("Texas Unwired"), of which the Company's majority owned subsidiary, Louisiana Unwired, LLC ("LA Unwired"), is the managing partner and owns an 80% interest. The contributed net assets were recorded at fair value. Additionally, this transaction resulted in a similar reduction in the Company's guarantee of Meretel's debt to approximately $2.5 million. In connection with these transactions with Meretel, the Company recorded gains of $2.2 million and $2.6 million related to the exchange of the Beaumont-Port Arthur and Lufkin-Nacogdoches markets for a reduction in the Company's ownership interest in Meretel and the reduction of its debt guarantee, respectively.

    Effective May 31, 2000, the Company sold its ownership interest in LEC Unwired, LLC ("LEC Unwired"), the Company's competitive local exchange carrier operating segment, for approximately $11.5 million. The Company recognized a gain of approximately $6.5 million, net of income taxes of $4.3 million, on the transaction. The accompanying condensed consolidated financial statements reflect LEC Unwired as a discontinued operation in compliance with APB 30.

3.  Marketable Securities

    The following is a summary of the Company's available-for-sale marketable securities as of June 30, 2000:

                                                          Gross         Gross
                                         Amortized     Unrealized      Unrealized      Estimated
                                            Cost          Gains          Losses        Fair Value
                                     ----------------------------------------------------------------------
                                                             (In thousands)
   Commercial paper                       $157,328       $1,089              ---       $158,417
   Fixed income mutual fund                  7,689          ---              ---          7,689
                                          --------       ------          -------       --------
                                          $165,017       $1.089              ---       $166,106
                                          ========       ======          =======       ========


4. Property and Equipment

   Major categories of property and equipment were:


                                                        June 30,    December 31,
                                                           2000            1999
                                                        --------        --------
                                                             (In thousands)
   Land                                                 $  1,061       $  1,061
   Buildings and leasehold improvements                    6,588          3,209
   Facilities and equipment                              182,767        127,587
   Office equipment                                       13,930          2,186
   Construction in progress                               25,987         12,729
                                                        --------       --------
                                                         230,333        146,772
   Less accumulated depreciation and amortization         55,274         40,705
                                                        --------       --------

                                                        $175,059       $106,067
                                                        ========       ========
5. Long-Term Obligations

   Long-term obligations consisted of the following:

                                                        June 30,    December 31,
                                                          2000            1999
                                                        --------        --------
                                                             (In thousands)
   Debt outstanding under senior credit facilities:
     Senior subordinated discount notes                 $228,359       $214,045
     FCC debt                                              1,144          1,509
     Bank and other financing                              2,746            526
     Capital leases                                        8,026           ----
                                                        --------       --------
   Total long-term obligations                           240,275        216,080
   Less current maturities                                   664            188
                                                        --------       --------
   Long-term obligations, excluding current maturities  $239,611       $215,892
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

   The Notes are fully, unconditionally, and joint and severally guaranteed by each LA Unwired and Unwired Telecom Corp. ("Unwired Telecom"), a wholly owned subsidiary. Each of the guarantees is a general unsecured obligation of the guarantor. Each of the guarantees ranks equally in right of payment with the guarantor's future senior subordinated indebtedness and is subordinated in right of payment to all existing and future senior debt of the guarantor.

   Effective October 1, 1999, the Company entered into a $130 million senior credit facility. It provides for an $80 million reducing revolving credit facility that matures on September 30, 2007 and a $50 million delay draw term loan that matures on September 30, 2007. The reducing revolver will be permanently reduced in quarterly installments beginning June 30, 2002, in amounts that vary between $1.3 million and $6.0 million. The term loan will be amortized in quarterly installments beginning on June 30, 2003, in quarterly amounts that vary between $1.3 million and $3.7 million. All loans made under the senior credit facility bear interest at variable rates tied to the prime rate, the federal funds rate or LIBOR. At June 30, 2000, there were no amounts outstanding under this senior credit facility.

   The senior credit facility requires the Company to pay an annual commitment fee ranging from 1.5% to 1% of the unused commitment. It is secured by a first priority security interest in all tangible and intangible assets of the Company (other than the corporate headquarters building), LA Unwired and Unwired Telecom (including the owned PCS licenses, to the extent legally permitted); a pledge by the Company and Cameron of 100% of the ownership interest in LA Unwired; a pledge by the Company of its ownership interest in Unwired Telecom; a pledge by LA Unwired of its ownership interest in Texas Unwired; and an assignment by LA Unwired of its Sprint PCS agreements and any network contract (including software rights). Additionally, the senior credit facility is subject to certain restrictive covenants. As of June 30, 2000, the Company was in compliance with these restrictive covenants.

   In July 1998, LEC Unwired entered into a financing arrangement with a financial institution. The credit facility provided for borrowings up to $18 million ($15 million in senior secured debt and $3 million in subordinated debt) to be used for the construction of various telecommunications networks. The arrangement included several fixed and variable interest rate options. On June 22, 2000, as part of the sales agreement of LEC Unwired, the Company paid off the credit facility. With this payment, the Company was released of all obligations under the security and loan documents.

   In 1999, Meretel entered into agreements to lease towers for a 15-year period. As part of the agreement discussed in Note 2 above, Texas Unwired assumed Meretel's obligations with respect to 31 of these towers in the Beaumont-Port Arthur and Lufkin-Nacogdoches markets. During the six months ended June 30, 2000, the Company executed one additional tower capital lease.

   Future minimum annual lease payments due under these capital leases consisted of the following at June 30, 2000:

                                                             (In thousands)
                                                              ------------
        2001                                                   $   768
        2002                                                       768
        2003                                                       768
        2004                                                       768
        2005                                                       768
        Thereafter                                               7,427
                                                               -------
                                                                11,267
        Amounts representing interest                           (3,241)
                                                               -------
        Present value of minimum lease payments (including
           current portion of $381                             $ 8,026
                                                               =======

6. Stockholders' Equity

   Contemporaneously with the issuance of the Notes discussed in Note 5, the Company issued 500,000 shares of Series A senior redeemable convertible preferred stock for $50 million. The holder of the Series A preferred stock and any of its affiliates who become holders had the right to convert the preferred stock into Class B common stock at any time, at $4.98 per share, and such holders had the voting rights of Class B common shareholders on an as-converted basis. Upon sale or transfer of the Series A preferred stock by such holders to a non-affiliate of such holders, the preferred becomes convertible into Class A common stock and the transferee holders would have voting rights of Class A common shareholders on an as-converted basis. The Series A preferred stock had a mandatory redemption at its stated value 91 days after the maturity of the Notes. On February 15, 2000, the Company issued $5 million of its Series B senior redeemable convertible preferred stock. The Series B preferred stock had similar rights to those of the Series A preferred stock except that it was convertible into Class A common stock at $4.98 per share and the holders of the Series B preferred stock would had the voting rights of Class A common shareholders. The Company used its estimated initial public offering price to value its Class A stock solely for purposes of calculating whether the Series B preferred stock provided the holders of such preferred stock with a beneficial conversion feature for financial reporting purposes. As a result, the Company allocated $5.0 million to such beneficial conversion feature in accordance with EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingency Adjustable Conversion Ratios." Further, as the holder could exercise the conversion at any time, the Company recognized a preferred dividend of $5.0 million during the three month period ended March 31, 2000.

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

   On April 4, 2000, the Company filed a registration statement on Form S-1 (file No. 333-33964) with the Securities and Exchange Commission for the sale to the public of 8,000,000 shares of its class A common stock ("the Stock Offering"). The registration statement became effective on May 17, 2000, and 8,000,000 shares were issued on May 23, 2000 at the price of $11.00 per share before commissions. The underwriters had the option to purchase up to an additional 1.2 million shares from selling stockholders at the same price of $11.00 per share. The underwriters exercised a portion of their over allotment option, and on June 12, 2000, purchased 236,700 shares. The Company received net proceeds of $80.6 million after commissions of $6.2 million and expenses of $1.2 million.

   Simultaneous with the closing of the Stock Offering, 50,000 shares of Series B senior redeemable convertible preferred stock were converted to 1,003,838 shares of Class A common stock and 500,000 shares of Series A senior redeemable convertible preferred stock was converted into 10,038,417 shares of Class B common stock.

7. Stock Option Plan

   During 1999, the Board of Directors amended the 1998 Equity Plan and renamed it the US Unwired Inc. 1999 Equity Incentive Plan ("the 1999 Equity Plan"). As part of this amendment, the maximum aggregate amount of common stock with respect to which options or other awards may be granted was increased from
   8.5 million to 12.3 million. On July 16, 1999, the Company granted stock options for a total of 3,542,584 shares under the 1999 Equity Plan. These options have a ten-year term and vest over a four-year period. The exercise price for 2,654,539 of these options is $1.13 per share, and the exercise price for 888,045 of these options is $4.98 per share. Additionally, options for another 2,267,552 shares were granted on January 1, 2000 with an exercise price of $4.98 per share. As of June 30, 2000, all of the options were outstanding and none were exercisable.

   In connection with the above mentioned July 16, 1999 grant of options to purchase 2,654,539 shares of the Company's common stock at an exercise price of $1.13 per share and options to purchase 888,045 shares at $4.98 per share, and the January 1, 2000 grant of options to purchase 2,267,552 shares of the Company's common stock at an exercise price of $4.98 per share, the Company has total deferred stock compensation of $20.6 million. For the six month period ended June 30, 2000, $2.9 million has been recognized as stock compensation expense, as the exercise price of these options is less than the fair value of the Company's stock at the grant dates as estimated for financial reporting purposes.

8.  Other Comprehensive Loss

    The total other comprehensive loss was $6.8 million for the three months ended June 30, 2000, $2.7 million for the three months ended June 30, 1999, $26.2 million for the six months ended June 30, 2000 and $4.7 million for the six months ended June 30, 1999. The total other comprehensive loss includes net loss available to shareholders plus any unrealized gains from marketable equity securities that are classified as available-for-sale. The total other comprehensive loss for the six month period ended June 30, 2000 also includes a preferred stock dividend of $5.0 million.

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

10. Subsequent event

    In April 2000, the Company received an assessment for approximately $4.9 million related to certain sales and use taxes resulting from a routine audit. Although management is continuing to evaluate and discuss this assessment with the local tax authorities, management believes that any additional sales and use taxes that may result from this assessment has been adequately provided for in the accompanying financial statements.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to facilitate an understanding and assessment of significant accounting changes and trends related to the financial condition and results of operations of US Unwired Inc. ("the Company" or "we", "us" or "our"). This discussion should be read in conjunction with our financial statements included in this report and with the financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations that are included in the prospectus referred to in Note 1.

Statements herein include forward-looking statements about our current and future business, operations and other matters. They often include the words "believes," "expects," "plans," "anticipates," "intends," "projects" or similar words. These statements speak only as of the date made, are not guarantees of future performance, and involve known and unknown risks and other factors that could cause actual results to be materially different from any future results expressed or implied by them. Some of these factors, many of which are outside our control, include: our dependence on our affiliation with Sprint PCS, availability of infrastructure and subscriber equipment, availability at acceptable terms of sufficient funds to pay for our business plan, competition, changes in labor, equipment and capital costs, ability to obtain required regulatory approvals, market and technology changes, ability to comply with our credit agreements, changes in management, ability to attract and retain qualified employees, future acquisitions, and general economic and business conditions. One should not rely too heavily on any forward-looking statement. For a detailed discussion of these and other cautionary statements and factors, see the Company's filings with the SEC, especially in the "risk factors" section of its Form S-1 and in subsequent filings with the SEC.

Overview

Through our subsidiaries, Louisiana Unwired, LLC ("LA Unwired") and Texas Unwired, a Louisiana general partnership ("Texas Unwired"), we currently provide wireless personal communications services ("PCS") in Louisiana, Texas, Alabama, Florida, Arkansas and Mississippi. Through our subsidiaries, we are a Sprint PCS network partner and have the exclusive right to provide PCS services under the Sprint(R) and Sprint PCS(R) brand names in a service area comprising approximately 9.7 million residents.

Our Sprint PCS service area covers 41 Basic Trading Areas ("BTAs" or "markets") in eastern Texas, southern Oklahoma, southern Arkansas, significant portions of Louisiana, Alabama and Mississippi, the Florida panhandle and southern Tennessee. Our service area is contiguous with Sprint PCS's launched markets of Houston, Dallas, Little Rock, New Orleans, Birmingham, Tallahassee and Memphis. We are constructing a 100% digital, 100% wireless PCS network that we expect to substantially complete by March 2001.

We have launched our PCS service in nine new markets since March 31, 2000 and at June 30, 2000 offered PCS service in twenty markets in Louisiana, Texas, Alabama, Florida, Arkansas and Mississippi. Since March 31, 2000 we have increased our network coverage by over 1.2 million residents, and at June 30, 2000, our network covered approximately 3.4 million residents out of approximately 5.9 million total residents in those markets. We expect to cover a total of approximately 6.1 million residents by December 2000 and 6.4 million residents by March 2001, at which point we expect to have covered approximately 66% of the resident population in our service area. The number of people in our service area does not represent the number of Sprint PCS subscribers that we expect to have in our service area. At June 30, 2000, we had approximately 77,000 subscribers within the twenty markets, and we are continuing to build out markets in the Florida panhandle, Mississippi, Arkansas and Alabama. This phase of our build out represents 439 operational owned and co-located towers. We have completed radio frequency design, network design and cell site engineering in the remaining markets to be built out.

In addition, the Company provides cellular and paging services in parts of Louisiana through its wholly owned subsidiary, Unwired Telecom Corp. ("Unwired Telecom"). As of June 30, 2000, we had approximately 55,000 cellular and 22,000 paging subscribers.

In 1995, we and our third-party partners formed Meretel Communications Limited Partnership ("Meretel") to bid for, develop and operate PCS licenses in specified markets. Effective January 1, 2000, Meretel transferred to us an 80% ownership in each of its Beaumont-Port Arthur and Lufkin-Nacogdoches markets in exchange for a reduction in the ownership interest in Meretel from 24.33% to 13.28%. We then contributed the net assets of those markets to a new partnership, Texas Unwired, of which LA Unwired is the managing partner and owns an 80% interest. The contributed net assets were recorded at fair value. Additionally, this transaction resulted in a similar reduction of our guarantee of Meretel's debt from a maximum $4.6 million to approximately $2.5 million. We terminated our management agreement with Meretel and entered into a new agreement to provide limited billing and customer care services. Texas Unwired is consolidated for the three and six month periods ended June 30, 2000. For the year ended December 31, 1999 and for the three and six month periods ended June 30, 1999, the operating results of the Beaumont-Port Arthur and Lufkin-Nacogdoches markets are included in Meretel, which is included in the accompanying financial statements for these periods using the equity method.

As of June 30, we owned 100% of Unwired Telecom and 93.9% of LA Unwired. As of June 30, 2000, LA Unwired owned 80% of Texas Unwired.

Effective May 31, 2000, we sold our ownership interest in LEC Unwired, LLC ("LEC Unwired"), the Company's competitive local exchange carrier segment, for approximately $11.5 million and recorded a gain of approximately $6.5 million, net of income taxes of $4.3 million, on the transaction. LEC Unwired is presented as a discontinued operation in our financial statements for the year ended December 31, 1999 and for the three and six month periods ended June 30, 2000 and 1999.

Results of Operations

Three and Six Month Periods Ended June 30, 2000 Compared to Three Month and Six Month Periods Ended June 30, 1999

You should keep in mind that our operating results for the three and six month periods ended June 30, 2000 include the consolidation of Texas Unwired but our operating results for the three and six month periods ended June 30, 1999 include the operations of Texas Unwired as a part of Meretel, which is included using the equity method.

Revenues


                                           Three months ended June 30,            Six months ended June 30,
                                                  2000                1999         2000                 1999
                                               -------               -------      -------              -------
                                                       (In thousands)                    (In thousands)
Subscriber revenues                            $16,398               $10,062      $30,163              $19,391
Roaming revenues                                 5,492                 2,639        9,828                4,452
Merchandise sales                                2,195                 1,179        5,249                2,429
Other revenues                                   1,492                   596        2,628                1,133
                                               -------               -------      -------              -------
Total revenues                                 $25,577               $14,476      $47,868              $27,405
                                               =======               =======      =======              =======

Subscriber revenues

Subscriber revenues were $16.4 million for the three month period ended June 30, 2000 as compared to $10.1 million for the three month period ended June 30, 1999, representing an increase of $6.3 million. PCS subscriber revenues were $10.4 million for the three month period ended June 30, 2000 as compared to $2.2 million for the three month period ended June 30, 1999, representing an increase of $8.2 million and was primarily the result of an increase in PCS subscribers to 77,000 at June 30, 2000 from 18,000 at June 30, 1999. We added 11,000 new PCS subscribers during the three month period ended June 30, 2000 as compared to 5,000 new PCS subscribers during the three month period ended June 30, 1999. Cellular and paging subscriber revenues were $6.0 million for the three month period ended June 30, 2000 as compared to $7.9 million for the three month period ended June 30, 1999, representing a $1.9 million decrease and was primarily the result of a decrease to 77,000 cellular and paging subscribers at June 30, 2000 from 89,000 cellular and paging subscribers at June 30, 1999.

Subscriber revenues were $30.2 million for the six month period ended June 30, 2000 as compared to $19.4 million for the six month period ended June 30, 1999, representing an increase of $10.8 million. PCS subscriber revenues were $17.9 million for the six month period ended June 30, 2000 as compared to $3.8 million for the six month period ended June 30, 1999, representing an increase of $14.1 million and was primarily the result of an increase in our overall PCS subscribers to 77,000 at June 30, 2000 from 18,000 at June 30, 1999. We added 43,000 new PCS subscribers during the six month period ended June 30, 2000 that included 13,000 new PCS subscribers through the acquisition of certain markets as compared to 13,000 during the six month period ended June 30, 1999. Cellular and paging subscriber revenues were $12.3 million for the six month period ended June 30, 2000 as compared to $15.6 million for the six month period ended June 30, 1999, representing a $3.3 million decrease and was primarily the result of a decrease to 77,000 cellular and paging subscribers at June 30, 2000 from 89,000 cellular and paging subscribers at June 30, 1999.

Roaming revenues

Roaming revenues were $5.5 million for the three month period ended June 30, 2000 as compared to $2.6 million for the three month period ended June 30, 1999, representing an increase of $2.9 million. PCS roaming revenues were $3.5 million for the three month period ended June 30, 2000 as compared to $.9 million for the three month period ended June 30, 1999, representing an increase of $2.6 million and was primarily the result of a higher volume of Sprint(R) subscribers traveling through our markets and the expansion of our network coverage. We added nine PCS markets to our coverage area during the three month period ended June 30, 2000 and operated 20 PCS markets at June 30, 2000 as compared to six PCS markets at June 30, 1999. Cellular roaming revenues were $2.0 million for the three month period ended

June 30, 2000 as compared to $1.7 million for the three month period ended June 30, 1999, representing an increase of $.3 million and was primarily the result of higher usage in our service area.

Roaming revenues were $9.8 million for the six month period ended June 30, 2000 as compared to $4.5 million for the six month period ended June 30, 1999, representing an increase of $5.3 million. PCS roaming revenues were $5.9 million for the six month period ended June 30, 2000 as compared to $1.1 million for the six month period ended June 30, 1999, representing an increase of $4.8 million and was primarily the result of a higher volume of Sprint(R) subscribers traveling through our markets and the expansion of our network coverage. We added 14 PCS markets to our coverage area during the six month period ended June 30, 2000 and operated 20 PCS markets at June 30, 2000 as compared to six PCS markets at June 30, 1999. Cellular roaming revenues were $3.9 million for the six month period ended June 30, 2000 as compared to $3.4 million for the six month period ended June 30, 1999, representing an increase of $.5 million and was primarily the result of higher usage in our service area.

Merchandise sales

Merchandise sales were $2.2 million for the three month period ended June 30, 2000 as compared to $1.2 million for the three month period ended June 30, 1999, representing an increase of $1.0 million. PCS merchandise sales were $1.9 million for the three month period ended June 30, 2000 as compared to $.9 million for the three month period ended June 30, 1999, representing an increase of $1.0 million and were due primarily to an increase in initial sales to new PCS subscribers. We recorded initial sales to 17,000 new PCS subscribers during the three month period ended June 30, 2000 as compared to initial sales to 7,000 new PCS subscribers during the three month period ended June 30, 1999. Cellular and paging merchandise sales were unchanged at $.3 million for the three month period ended June 30, 2000 and the three month period ended June 30, 1999.

Merchandise sales were $5.2 million for the six month period ended June 30, 2000 as compared to $2.4 million for the six month period ended June 30, 1999, representing an increase of $2.8 million. PCS merchandise sales were $4.7 million for the six month period ended June 30, 2000 as compared to $1.7 million for the six month period ended June 30, 1999, representing an increase of $3.0 million and were due primarily to an increase in initial sales to new PCS subscribers. We recorded initial sales to 39,000 new PCS subscribers during the six month period ended June 30, 2000 as compared to initial sales to 15,000 new PCS subscribers during the six month period ended June 30, 1999. Cellular and paging merchandise sales were $.5 million for the six month period ended June 30, 2000 as compared to $.7 million for the six month period ended June 30, 1999, representing a decrease of $.2 million and was primarily related to a decrease in our cellular and paging subscriber base.

Other revenues

Other revenues were $1.5 million for the three month period ended June 30, 2000 as compared to $.6 million for the three month period ended June 30, 1999, representing an increase of $.9 million and $2.6 million for the six month period ended June 30, 2000 as compared to $1.1 million for the six month period ended June 30, 1999, representing an increase of $1.5 million and were primarily attributable to increased management fees charged to Meretel for limited billing and customer care services.

Operating Expenses

Cost of service

Cost of service was $10.0 million for the three month period ended June 30, 2000 as compared to $4.4 million for the three month period ended June 30, 1999, representing an increase of $5.6 million. PCS cost of service was $7.8 million for the three month period ended June 30, 2000 as compared to $2.1 million for the three month period ended June 30, 1999, representing an increase of $5.7 million, which primarily related to increased circuit costs and cell site leases for the increase in new PCS subscribers, coverage area and for the market expansion in Texas, Florida, Alabama, Arkansas and Mississippi as described above. Cellular cost of service was $2.2 million for the three month period ended June 30, 2000 as compared to

$2.3 million for the three month period ended June 30, 1999, representing a decrease of $.1 million and was primarily related to a decrease in our cellular and paging subscriber base.

Cost of service was $17.4 million for the six month period ended June 30, 2000 as compared to $8.1 million for the six month period ended June 30, 1999, representing an increase of $9.3 million. PCS cost of service for LA Unwired was $13.0 million for the six month period ended June 30, 2000 as compared to $3.5 million for the six month period ended June 30, 1999, representing an increase of $9.5 million which primarily related to increased circuit costs and cell site leases for the increased number of new PCS subscribers and coverage area and for the market expansion in Texas, Florida, Alabama, Arkansas and Mississippi as described above. Cellular cost of service was $4.4 million for the six month period ended June 30, 2000 as compared to $4.6 million for the six month period ended June 30, 1999, representing a decrease of $.2 million and was primarily related to a decrease in our cellular and paging subscriber base.

Merchandise cost of sales

Merchandise cost of sales was $4.5 million for the three month period ended
June 30, 2000 as compared to $2.1 million for the three month period ended
June 30, 1999, representing an increase of $2.4 million. PCS merchandise cost of sales was $4.0 million for the three month period ended June 30, 2000 as compared to $1.5 million for the three month period ended June 30, 1999, representing an increase of $2.5 million and was primarily due to the number of new PCS subscribers added. We recorded initial sales to 17,000 new PCS subscribers during the three month period ended June 30, 2000 as compared to initial sales to 7,000 new PCS subscribers during the three month period ended June 30, 1999. Cellular and paging merchandise cost of sales was $.5 million for the three month period ended June 30, 2000 as compared to $.6 million for the three month period ended June 30, 1999, representing a decrease of $.1 million, which was primarily related to the decrease in the subscriber base.

Merchandise cost of sales was $10.6 million for the six month period ended June 30, 2000 as compared to $4.7 million for the six month period ended June 30, 1999, representing an increase of $5.9 million. PCS merchandise cost of sales was $9.3 million for the six month period ended June 30, 2000 as compared to $3.5 million for the six month period ended June 30, 1999, representing an increase of $5.8 million and was primarily due to the number of new PCS subscribers added. We recorded initial sales to 39,000 new PCS subscribers during the six month period ended June 30, 2000 compared to initial sales to 15,000 new PCS subscribers during the six month period ended June 30, 1999. Cellular and paging merchandise cost of sales was $1.3 million for the six month period ended June 30, 2000 as compared to $1.2 million for the six month period ended June 30, 1999, representing an increase of $.1 million and was primarily related to the sale of more expensive handsets and promotional discounts during the three months ended March 31, 2000.

General and administrative expenses

General and administrative expenses were $8.7 million for the three month period ended June 30, 2000 as compared to $4.2 million for the three month period ended June 30, 1999, representing an increase of $4.5 million and was partially due to the recognition of $1.1 in stock compensation expense related to the issuance of stock options. The remaining $3.4 million was primarily related to the hiring of additional employees and increased billing costs as the average number of PCS subscribers increased to 71,000 for the three month period ended June 30, 2000 from an average number of 16,000 PCS subscribers for the three month period ended June 30, 1999 and overall market expansion increased to 20 PCS markets at June 30, 2000 from six PCS markets at June 30, 1999. Additionally, we serviced an average 79,000 cellular and paging subscribers during the three months ended June 30, 2000 as compared to an average 90,000 during the three months ended June 30, 1999.

General and administrative expenses were $18.2 million for the six month period ended June 30, 2000 as compared to $8.1 million for the six month period ended June 30, 1999, representing an increase of $10.1 million and was partially due to the recognition of $2.9 in stock compensation expense related to the issuance of stock options. The remaining $7.2 million is primarily related to the hiring of additional employees and increased billing costs as the average number of PCS subscribers increased to 55,000 for the six month period ended June 30, 2000 from an average number of 12,000 PCS subscribers for the six month period ended June 30, 1999 and overall market expansion has increased to 20 PCS markets at June 30, 2000 from six PCS markets at June 30, 1999. Additionally, we serviced an average 80,000 cellular and paging subscribers during the six months ended June 30, 2000 as compared to an average 91,000 during the six months ended June 30, 1999.


Selling and marketing expenses

Selling and marketing expenses were $6.5 million for the three month period ended June 30, 2000 as compared to $2.6 million for the three month period ended June 30, 1999, representing an increase of $3.9 million. PCS selling and marketing expenses were $5.2 million for the three month period ended June 30, 2000 as compared to $1.5 million for the three month period ended June 30, 1999, representing an increase of $3.7 million and primarily relates to advertising, direct selling headcount and commissions paid to local and national third party retailers contracted to sell our product. Average PCS subscribers increased to 71,000 for the three month period ended June 30, 2000 from an average 16,000 PCS subscribers for the three month period ended June 30, 1999; network coverage increased to 20 PCS markets at June 30, 2000 from six PCS markets at June 30, 1999;and, nine additional PCS retail outlets were open at June 30, 2000 compared to June 30, 1999. Cellular and paging selling and marketing expenses were $1.3 million for the three month period ended June 30, 2000 as compared to $1.1 million for the three month period ended June 30, 1999, representing an increase of $.2 million and was related to the deployment of customer care representatives to our retail outlets in an effort to help retain our cellular subscriber base.

Selling and marketing expenses were $12.2 million for the six month period ended June 30, 2000 as compared to $4.8 million for the six month period ended June 30, 1999, representing an increase of $7.4 million. PCS selling and marketing expenses were $9.8 million for the six month period ended June 30, 2000 as compared to $2.7 million for the six month period ended June 30, 1999, representing an increase of $7.1 million and primarily relates to advertising, direct selling headcount and commissions paid to local and national third party retailers contracted to sell our product. Average subscribers increased to 55,000 for the six month period ended June 30, 2000 from 12,000 for the six month period ended June 30, 1999; network coverage increased to 20 PCS markets at June 30, 2000 from six PCS markets at June 30, 1999; and, nine additional PCS retail outlets were open at June 30, 2000 compared to June 30, 1999. Cellular and paging selling and marketing expenses were $2.4 million for the six month period ended June 30, 2000 as compared to $2.1 million for the six month period ended June 30, 1999, representing an increase of $.3 million and was related to the deployment of customer care representatives to our retail outlets in an effort to help retain our cellular subscriber base.

Depreciation and amortization expense

Depreciation and amortization expense was $9.1 million for the three month period ended June 30, 2000 as compared to $4.1 million for the three month period ended June 30, 1999, representing an increase of $5.0 million, and $16.9 million for the six month period ended June 30, 2000 as compared to $7.9 million for the six month period ended June 30, 1999, representing an increase of $9.0 million. These increases were primarily due to increased capital spending to build out our PCS markets. Net property and equipment for our PCS markets increased to $153.4 million at June 30, 2000 from $70.1 million at June 30, 1999. Depreciation and amortization expense for our cellular and paging operations was unchanged at $1.1 million for the three month period ended June 30, 2000 and the three month period ended June 30, 1999 and was $2.3 million for the six month period ended June 30, 2000 and the six month period ended June 30, 1999.

Operating Loss

The operating loss was $13.2 million for the three month period ended June 30, 2000 as compared to $3.0 million for the three month period ended June 30, 1999, representing an increase of $10.2 million. The operating loss for our PCS operations was $9.2 million for the three month period ended June 30, 2000 as compared to $3.9 million for the three month period ended June 30, 1999, representing an increase of $5.3 million and was primarily due to the increased operational costs associated with building out our PCS markets. The operating income for our cellular operations was $2.4 million for the three month period ended June 30, 2000 as compared to $4.2 for the three month period ended June 30, 1999, representing a decrease of $1.8 million and was primarily related to the decrease in subscribers. The balance of the remaining change of $3.1 million was primarily attributable to the increase in selling, general and administrative expenses that, as discussed above, is associated with subscriber growth and market expansion and includes approximately $1.1 million of stock compensation expense related to stock options.

The operating loss was $27.5 million for the six month period ended June 30, 2000 as compared to $6.3 million for the six month period ended June 30, 1999, representing an increase of $21.2 million. The operating loss for our PCS operations was $18.1 million for the six month period ended June 30, 2000 as compared to $8.4 million for the six month period ended June 30, 1999, representing an increase of $9.7 million and was primarily due to the increased operational costs associated with building out our PCS markets. The operating income for our cellular operations was $5.1million for the six month period ended June 30, 2000 as compared to $8.3 for the six month period ended June 30, 1999, representing a decrease of $3.2 million and is related to the decrease in subscribers. The balance of the remaining change of $8.3 million is primarily attributable to the increase in selling, general and administrative expenses that, as discussed above, are associated with subscriber growth and market expansion and include approximately $2.9 million of stock compensation expense related to stock options.

Other Income/(Expense)

                                         Three months ended June 30        Six months ended June 30,
                                                2000            1999            2000           1999
                                               -------         -------        --------        -------
                                              ( In thousands)                   ( In thousands)
Interest expense                               $(7,991)        $(1,579)       $(15,835)       $(2,819)
Interest income                                  2,134             551           4,322            971
Other                                              ---             ---           4,820            ---
                                               -------         -------        --------        -------
Total other income/(expense)                   $(5,857)        $(1,028)       $ (6,693)       $(1,848)
                                               =======         =======        ========        =======

Interest expense was $8.0 million for the three month period ended June 30, 2000 as compared to $1.6 million for the three month period ended June 30, 1999, representing an increase of $6.4 million. The increase in interest expense resulted from the increase in outstanding debt. Our outstanding debt was $240.3 million at June 30, 2000 as compared to $89.0 million at June 30, 1999. The increase in debt primarily resulted from our senior subordinated discount note offering in October 1999.

Interest expense was $15.8 million for the six month period ended June 30, 2000 as compared to $2.8 million for the six month period ended June 30, 1999, representing an increase of $13.0 million. The increase in interest expense resulted from the increase in outstanding debt. Our outstanding debt was $240.3 million at June 30, 2000 as compared to $89.0 million at June 30, 1999. The increase in debt primarily resulted from our senior subordinated discount note offering in October 1999.

Interest income was $2.1 million for the three month period ended June 30, 2000 as compared to $.6 million for the three month period ended June 30, 1999, representing an increase of $1.5 million, and $4.3 million for the six month period ended June 30, 2000 as compared to $1.0 million for the six month period ended June 30, 1999, representing an increase of $3.3 million. The increase resulted from investing available funds in marketable securities until the funds are required to for our market build out.

Other income was $4.8 million for the six month period ended June 30, 2000 as compared to $0 for the six month period ended June 30, 1999, representing an increase of $4.8 million. In the three month period ended March 31, 2000, we recognized a gain of approximately $2.2 million from the sale of a portion of the Company's ownership interest in Meretel and a gain of approximately $2.6 million due to the reduction of the Company's guarantee of Meretel debt.

Minority Interest in Subsidiaries

Minority interest in losses of affiliates was $.1 million for the three month period ended June 30, 2000 as compared to $3.2 million for the three month period ended June 30, 1999, representing a decrease of $3.1 million, and $.7 million for the six month period ended June 30, 2000 as compared to $6.3 million for the six month period ended June 30, 1999, representing an decrease of $5.6 million. This decrease related to the consolidation of LA Unwired and represents the portion of the losses from LA Unwired allocable to minority shareholders.

Equity in Income (Losses) of Affiliates

Equity in income of affiliates was $.3 million for the three month period ended June 30, 2000 as compared to an equity losses in affiliates of $1.4 million for the three month period ended June 30, 1999, representing an increase of $1.7 million, and equity income in affiliates was $.6 million for the six month period ended June 30, 2000 as compared to equity losses in affiliates of $2.4 million for the six month period ended June 30, 1999, representing an increase of $3.0 million. This increase was primarily the result of our reduction in ownership of Meretel to 13.28% for the six month period ended June 30, 2000 from 24.33% for the six month period ended June 30, 1999.

Discontinued Operations

Effective May 31, 2000, we sold our ownership interest in LEC Unwired, LLC ("LEC Unwired"), the Company's competitive local exchange carrier segment, for approximately $11.5 million and recognized a gain of approximately $6.5 million, net of income taxes of $4.3 million, on the transaction. The losses of $1.1 million for the three months ended June 30, 1999 and $1.7 million for the six months ended June 30, 1999 represent the losses of LEC Unwired.

Liquidity and Capital Resources

On October 1, 1999, US Unwired entered into a credit facility with CoBank; ACB, The Bank of New York; BNY Capital Markets; Inc., First Union Securities, Inc.; First Union National Bank; and other lenders for $130 million. At June 30, 2000, we had full availability of $130 million under our new credit facility for the build out of our PCS network and anticipated operating losses.

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

On April 4, 2000, the Company filed a registration statement on Form S-1 (file No. 333-33964) with the Securities and Exchange Commission for the sale to the public of 8,000,000 shares of its class A common stock ("the Stock Offering"). The registration statement became effective on May 17, 2000, and 8,000,000 shares were issued on May 23, 2000 at the price of $11.00 per share before commissions. The underwriters had the option to purchase up to an additional 1.2 million shares from selling stockholders at the same price of $11.00 per share. The underwriters exercised a portion of their over allotment option, and on June 12, 2000, purchased 236,700 shares. The Company received net proceeds of $80.6 million after commissions of $6.2 million and expenses of $1.2 million.

On May 31, 2000, we sold our ownership interest in LEC Unwired, LLC ("LEC Unwired"), the Company's competitive local exchange carrier segment, for approximately $11.5 million.

Cash provided by operating activities was $6.0 million for the six month period ended June 30, 2000. Cash used in investing activities was $77.5 million for the six month period ended June 30, 2000, including $10.1 million in net proceeds from the sale of LEC Unwired, offset by $62.6 million to purchase property and equipment and $.8 million in microwave relocation costs. Cash provided by financing activities was $75.5 million for the six month period ended June 30, 2000 and included $80.6 million in net proceeds from an equity offering, $5.0 million in proceeds from the sale of preferred stock and $2.6 million in proceeds from long-term debt offset by $14.0 million used in the payment of long-term debt.

We believe that the proceeds from our financings and internally generated cash flow will be enough to build out our network as planned, cover anticipated operating losses and meet our debt service requirements through December 2001.

Seasonality

Like the wireless communications industry in general, our subscribers increase in the fourth quarter due to the holiday season. A greater number of phones sold at holiday promotional prices causes our losses on merchandise sales to increase. Our sales and marketing expenses increase also with holiday promotional activities. We generally have the most use and revenue per subscriber in the summer because of an increase in revenues from fees charged to non-US Unwired Sprint PCS customers who use our network while traveling in our service area. We believe that the increased traffic in our service area comes from people traveling during summer vacation. We expect these trends to continue based on historical operating results.

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

Quantitative and Qualitative Disclosure about Market Risk

We are not exposed to fluctuations in currency exchange rates, as all our services are invoiced in U.S. dollars. We are exposed to the impact of interest rate changes on our short-term cash investments, consisting of U.S. Treasury obligations and other investments in respect of institutions with the highest credit ratings, all of which investments mature on or before November 28, 2000. These short-term investments carry a degree of interest rate risk. We believe that the impact of a 1% increase or decline in current average investment rates would not have a material impact on our investment income.

PART II

Item 2.  Changes in Securities

On April 4, 2000, the Company filed a registration statement on Form S-1 (file No. 333-33964) with the Securities and Exchange Commission for the sale to the public of 8,000,000 shares of its class A common stock ("the Stock Offering"). The registration statement became effective on May 17, 2000, and 8,000,000 shares were issued on May 23, 2000 at the price of $11.00 per share before underwriting commissions. The underwriters had the option to purchase up to an additional 1.2 million shares from selling stockholders at the same price of $11.00 per share before underwriting commissions. The underwriters exercised a portion of their over allotment option, and on June 12, 2000, purchased 236,700 shares. The Company received aggregate net proceeds of $80.6 million after incurring expenses of $6.2 million in connection with the issuance and distribution of the securities registered for underwriting discounts and commissions and other expenses of $1.2 million, comprised of SEC filing fees of $36,000, NASD filing fees of $14,000, NASDAQ listing fees of $89,000, printing and engraving expenses of $547,000, legal fees and expenses of

$210,000, accounting fees and expenses of $279,000 and other miscellaneous expenses of approximately $45,000. As of June 30, 2000, the net proceeds of the stock offering were invested in short-term cash investments and have not been used for any other purposes. The Stock Offering has terminated. At termination, 963,300 of the 9.2 million shares covered by the Registration Statement had not been sold. The managing underwriters of the Stock Offering were Donaldson, Lufkin & Jenrette Securities Corporation, Credit Suisse First Boston, First Union Securities, Inc. and DLJdirectInc. The aggregate price of the shares covered by the Registration Statement, based on an offering price to the public of $11.00 per share, was $88.0 million for the account of the Company and $13.2 million for the accounts of the selling stockholders.

Simultaneously with the closing of the Stock Offering on may 23, 2000, the 1818 Fund III, L.P. converted its 500,000 shares of Series A senior redeemable convertible preferred stock into 10,318,417 shares of Class B common stock at the conversion price of $4.98 per share, and the following affiliates of the Trust Company of the West: TCW Leveraged Income Trust, L.P., TCW Leveraged Income Trust II, L.P., TCW Shared Opportunity Fund II, L.P., TCW Shared Opportunity Fund IIB, LLC, TCW Shared Opportunity Fund III, L.P., TCW/Crescent Mezzanine Trust, TCW/Crescent Mezzanine Partners II, L.P. and Brown University Third Century Fund, converted their 50,000 shares of Series B senior redeemable convertible preferred stock at the conversion price of $4.98 per share. These securities were issued in transactions exempt from registration under Section 3(a)(9) of the Securities Act of 1933.

Item 4.  Submission of Matters to a Vote of Security Holders

On April 28, 2000, shareholders of the Company holding 46,947,486 shares of the Company's class B common stock, representing 68.33% of the voting power of the Company, acted by written consent in lieu of a stockholders' meeting to adopt an amendment to the Company's Articles of Incorporation making some technical non-substantive corrections to the Company's Articles of Incorporation.

Item 6.  Exhibits and Reports on Form 8-K

     a.  Exhibits

         Financial data schedule

     b.  Report on Form 8-K during the second quarter ended June 30, 2000

         No reports on Form 8-K were filed during the quarter ended June 30,
         2000

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.


August 11, 2000                                    US UNWIRED INC.


                                               By:  /s/ Jerry E. Vaughn
                                                   ________________________
                                                   Jerry E. Vaughn
                                                   Chief Financial Officer