Form 10-Q
period 2000-09-30
US UNWIRED INC
filed 2000-11-13
CIK 1024149

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q




[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000 OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO
     ________________.


Commission file number 000-22003
                      -----------

                                US UNWIRED INC.
(------------------------------------------------------------------------------)
            (Exact name of registrant as specified in its charter)


               Louisiana                                  72-1457316
(-----------------------------------------    ---------------------------------)
   (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                   Identification No.)

   One Lakeshore Drive, Suite 1900
           Lake Charles, LA                                  70629
(-----------------------------------------    ---------------------------------)
 (Address of principal executive offices)                 (Zip code)


                                (337) 436-9000
(------------------------------------------------------------------------------)
             (Registrant's telephone number, including area code)


(------------------------------------------------------------------------------)
       (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No____
                                      -----

There were 10,796,297 shares of class A common stock, $0.01 par value per share, and 68,212,934 shares of class B common stock, $0.01 par value per share, outstanding at November 9, 2000.

Part I  -  Financial Information

                                                                            Page
                                                                            ----
Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets........................     3
           Condensed Consolidated Statement of Operations...............     4
           Condensed Consolidated Statement of Cash Flows...............     5
           Notes to Condensed Consolidated Financial Statements.........     6




Item 2.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations................................    10



Part II -  OTHER INFORMATION

Item 2.    Changes in Securities........................................    18
Item 6.    Exhibits and Reports on Form 8-K.............................    18
SIGNATURES..............................................................    19

Part I       Financial Information
Item 1.      Financial Statements

US UNWIRED INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                                             September 30,    December 31,
                                                                             ------------     -----------
                                                                                 2000             1999
                                                                                 ----             ----
                                                                              (Unaudited)       (Note 1)
                                     Assets
                                     ------
Current assets:
      Cash and cash equivalents                                               $ 18,963         $ 14,695
      Subscriber receivables, net                                                7,632            6,036
      Other receivables                                                          1,621            1,055
      Inventory                                                                  3,463            6,021
      Prepaid expenses                                                           4,548            1,146
      Income taxes receivables                                                   2,434           10,296
      Receivables from related parties                                             492              654
      Receivables from officers                                                    119              110
                                                                              --------         --------

      Total current assets                                                      39,272           40,013

Marketable securities                                                          124,388          141,453
Property and equipment, net                                                    203,934          106,067
Deferred financing costs, net                                                   11,708           12,279
Licenses, net                                                                   10,851           10,462
Other assets                                                                    17,165            6,836
                                                                              --------         --------

Total assets                                                                  $407,318         $317,110
                                                                              ========         ========
                      Liabilities and stockholders' equity
                      ------------------------------------

Current liabilities:
      Accounts payable                                                        $ 19,741         $ 14,618
      Accrued expenses                                                          11,055            2,048
      Current maturities of long term obligations                                  684              188
      Net liabilities of discontinued operations                                   ---              573
                                                                              --------         --------

      Total current liabilities                                                 31,480           17,427

Long term obligations, net of current maturities                               247,160          215,892
Net liabilities of discontinued operations                                         ---            1,341
Deferred income tax                                                              2,137            2,407
Minority interest                                                                   13            1,458
Mandatory redeemable preferred stock                                               ---           50,000


Stockholders' equity:
      Common stock                                                                 790              600
      Additional paid in capital                                               146,579            2,147
      Accumulated other comprehensive income                                     1,332              474
      Retained earnings (deficit)                                              (22,173)          25,364
                                                                              --------         --------
      Total stockholders' equity                                               126,528           28,585
                                                                              --------         --------

      Total liabilities and stockholders' equity                              $407,318         $317,110
                                                                              ========         ========

    See accompanying notes to condensed consolidated financial statements.

US UNWIRED INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share data)
(Unaudited)


                                                                          For the three months ended   For the nine months ended
                                                                                September 30,                   September 30,
                                                                              2000           1999             2000         1999
                                                                              ----           ----             ----         ----
Revenues:
       Subscriber                                                          $  17,777      $  9,717        $  47,940    $  29,108
       Roaming                                                                 7,894         3,100           17,722        7,552
       Merchandise sales                                                       2,470         1,241            7,719        3,670
       Management fees                                                           876           517            3,034        1,499
       Other revenue                                                             282           109              752          260
                                                                           ---------      --------        ---------    ---------
       Total revenue                                                          29,299        14,684           77,167       42,089
Expense:
       Cost of service                                                        13,061         5,211           30,493       13,360
       Merchandise cost of sales                                               5,034         2,852           15,628        7,596
       General and administrative                                              8,408         4,829           26,652       12,888
       Sales and marketing                                                     8,934         3,035           21,134        7,814
       Depreciation and amortization                                          11,312         5,549           28,182       13,482
                                                                           ---------      --------        ---------    ---------
       Total operating expense                                                46,749        21,476          122,089       55,140
                                                                           ---------      --------        ---------    ---------
Operating loss                                                               (17,450)       (6,792)         (44,922)     (13,051)
Other income (expense):
       Interest income (expense)                                              (5,635)       (2,132)         (17,148)      (3,980)
       Gain on sale of certain markets                                           172           ---            4,992          ---
                                                                           ---------      --------        ---------    ---------
       Total other income (expense)                                           (5,463)       (2,132)         (12,156)      (3,980)
                                                                           ---------      --------        ---------    ---------
Loss before income taxes, extraordinary item, minority
        interest and equity in income (losses) of affiliates                 (22,913)       (8,924)         (57,078)     (17,031)
Income tax benefit                                                               ---        (1,808)          (4,322)      (3,472)
                                                                           ---------      --------        ---------    ---------
Loss before extraordinary item, minority interest and equity
       in (income) losses of affiliates                                      (22,913)       (7,116)         (52,756)     (13,559)
Minority interest in losses of subsidiaries                                      523         1,447            1,255        7,717
Equity in income (losses) of affiliates                                          291         1,561              847         (809)
                                                                           ---------      --------        ---------    ---------
Loss from continuing operations                                              (22,099)       (4,108)         (50,654)      (6,651)
Discontinued operations
       Gain on disposal of discontinued operations                               ---           ---            6,483          ---
       Income (loss) from discontinued operations                                ---          (587)             ---       (2,314)
                                                                           ---------      --------        ---------    ---------
                                                                                 ---          (587)           6,483       (2,314)
                                                                           ---------      --------        ---------    ---------
Loss before extraordinary items                                              (22,099)       (4,695)         (44,171)      (8,965)
Extraordinary item-early extinguishment of debt                                  ---           ---             (238)        (477)
                                                                           ---------      --------        ---------    ---------
Net loss                                                                     (22,099)       (4,695)         (44,409)      (9,442)
Preferred stock dividends                                                        ---           ---           (5,000)         ---
                                                                           ---------      --------        ---------    ---------

Net loss available to common shareholders                                  $ (22,099)     $ (4,695)       $ (49,409)   $  (9,442)
                                                                           =========      ========        =========    =========
Basic and diluted earnings (loss) per share:

       Continuing operations                                               $   (0.28)     $  (0.07)       $   (0.80)   $   (0.11)
       Discontinued operations                                                   ---         (0.01)            0.09        (0.04)
       Extraordinary loss                                                        ---           ---              ---        (0.01)
                                                                           ---------      --------        ---------    ---------
                                                                           $   (0.28)     $  (0.08)       $   (0.71)   $   (0.16)
                                                                           =========      ========        =========    =========

Weighted average outstanding common shares                                    79,009        59,967           69,349       59,967
                                                                           =========      ========        =========    =========

    See accompanying notes to condensed consolidated financial statements.

US UNWIRED INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)
(Unaudited)

                                                                                For the nine months ended
                                                                                      September 30,
                                                                                    2000          1999
                                                                                    ----          ----
                   Cash flows from operating activities
                   ------------------------------------
Net cash provided by (used in) operating activities                              $   5,726     $ (2,777)

                   Cash flows from investing activities
                   ------------------------------------
Sale of marketable securities                                                      136,888          ---
Purchase of marketable securities                                                 (119,281)         ---
Investments to unconsolidated affiliates                                              (381)      (2,588)
Distributions from unconsolidated affiliates                                           391          152
Payments for the purchase of equipment                                            (102,417)     (35,244)
Payments for microwave relocation costs                                             (2,628)      (1,562)
Cash acquired from consolidation of previously unconsolidated affiliate                ---        1,350
Net proceeds from sale of discontinued operation                                    11,522          ---
Proceeds from sale of assets                                                           261          ---
Discontinued operation                                                              (1,406)      (3,049)
                                                                                 ---------     --------
Net cash used in investing activities                                              (77,051)     (40,941)


                   Cash flows from financing activities
                   ------------------------------------
Debt issuance costs                                                                   (241)      (3,645)
Equity issuance costs                                                               (7,379)         ---
Proceeds from long-term debt                                                         2,815       28,759
Proceeds from preferred stock                                                        5,000          ---
Proceeds from equity offering                                                       88,000          ---
Principal payments of long-term debt                                               (14,165)         (33)
Discontinued operations                                                              1,563        2,300
                                                                                 ---------     --------
Net cash provided by financing activities                                           75,593       27,381
                                                                                 ---------     --------

Net increase (decrease) in cash and cash equivalents                                 4,268      (16,337)

Cash and cash equivalents at beginning of period                                    14,695       32,475
                                                                                 ---------     --------

Cash and cash equivalents at end of period                                       $  18,963     $ 16,138
                                                                                 =========     ========

    See accompanying notes to condensed consolidated financial statements.

US UNWIRED INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000
(UNAUDITED)


1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

2.   Description of the Organization

     US Unwired Inc. ("the Company") is principally engaged in the ownership and operation of wireless communications systems, consisting of personal communications systems ("PCS"), cellular and paging communication systems. The Company was incorporated as Mercury, Inc. in 1967 by the principal shareholders of Cameron Communications Corporation ("Cameron") to provide complementary services to Cameron's local landline telephone service.

     Effective January 1, 2000, the Company entered into an agreement with Gulf Coast Wireless Limited Partnership ("Gulf Coast Wireless"), formerly known as Meretel Communications Limited Partnership, to receive an 80% ownership interest in each of the Beaumont-Port Arthur and Lufkin-Nacogdoches Business Trading Areas ("BTAs" or "markets") in exchange for a reduction in the Company's ownership interest in Gulf Coast Wireless from 24.33% to 13.28%. The Company contributed these net assets to a new partnership, Texas Unwired, a Louisiana general partnership ("Texas Unwired"), of which the Company's majority owned subsidiary, Louisiana Unwired, LLC ("LA Unwired"), is the managing partner and owns an 80% interest. The contributed net assets were recorded at fair value. Additionally, this transaction resulted in a similar reduction in the Company's guarantee of Gulf Coast Wireless' debt to approximately $2.5 million. In connection with these transactions with Gulf Coast Wireless, the Company recorded gains of $2.2 million and $2.8 million related to the exchange of the Beaumont-Port Arthur and Lufkin-Nacogdoches markets for a reduction in the Company's ownership interest in Gulf Coast Wireless and the reduction of its debt guarantee, respectively.

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

3.   Marketable Securities

     The following is a summary of the Company's available-for-sale marketable securities as of September 30, 2000:

                                                                    Gross          Gross
                                                               Unrealized     Unrealized    Estimated
                                          Amortized Cost            Gains         Losses   Fair Value
                                         ---------------- ---------------- -------------- ------------
                                                                (In thousands)
     Commercial paper                           $108,229           $1,332            ---     $109,561
     Fixed income mutual fund                     14,827              ---            ---       14,827
                                                --------           ------         ------     --------
                                                $123,056           $1,332            ---     $124,388
                                                ========           ======         ======     ========

4.   Property and Equipment

     Major categories of property and equipment were:

                                                                        September 30,    December 31,
                                                                                 2000            1999
                                                                                 ----            ----
                                                                                   (In thousands)
     Land                                                                    $  1,061        $  1,061
     Buildings and leasehold improvements                                       6,748           3,209
     Facilities and equipment                                                 221,645         127,587
     Office equipment                                                          14,810           2,186
     Construction in progress                                                  25,076          12,729
                                                                             --------        --------
                                                                              269,340         146,772
     Less accumulated depreciation and amortization                            65,406          40,705
                                                                             --------        --------

                                                                             $203,934        $106,067
                                                                             ========        ========

5.   Long-Term Obligations

     Long-term obligations consisted of the following:

                                                                       September 30,     December 31,
                                                                                2000             1999
                                                                                ----             ----
                                                                                (In thousands)
     Debt outstanding under senior credit facilities:
       Senior subordinated discount notes                                   $235,829         $214,045
       FCC debt                                                                1,115            1,509
       Bank and other financing                                                2,709              526
       Capital leases                                                          8,191              ---
                                                                            --------         --------
    Total long-term obligations                                              247,844          216,080
    Less current maturities                                                      684              188
                                                                            --------         --------
    Long-term obligations, excluding current maturities                     $247,160         $215,892
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

     Effective October 1, 1999, the Company entered into a $130 million senior credit facility. It provides for an $80 million reducing revolving credit facility that matures on September 30, 2007 and a $50 million delay draw term loan that matures on September 30, 2007. The reducing revolver will be permanently reduced in quarterly installments beginning September 30, 2002, in amounts that vary between $1.3 million and $6.0 million. The term loan will be amortized in quarterly installments beginning on September 30, 2003, in quarterly amounts that vary between $1.3 million and $3.7 million. All loans made under the senior credit facility bear interest at variable rates tied to the prime rate, the federal funds rate or LIBOR. At September 30, 2000, there were no amounts outstanding under this senior credit facility.

     The senior credit facility requires the Company to pay an annual commitment fee ranging from 1.5% to 1% of the unused commitment. It is secured by a first priority security interest in all tangible and intangible assets of the Company (other than the corporate headquarters building), LA Unwired and Unwired Telecom (including the owned PCS licenses, to the extent legally permitted); a pledge by the Company and Cameron of 100% of the ownership interest in LA Unwired; a pledge by the Company of its ownership interest in Unwired Telecom; a pledge by LA Unwired of its ownership interest in Texas Unwired; and an assignment by LA Unwired of its Sprint PCS agreements and any network contract, including software rights. Additionally, the senior credit facility is subject to certain restrictive covenants. As of September 30, 2000, the Company was in compliance with these restrictive covenants.

     In 1999, Gulf Coast Wireless entered into agreements to lease towers for a 15-year period. As part of the agreement discussed in Note 2 above, Texas Unwired assumed Gulf Coast Wireless' obligations with respect to 31 of these towers in the Beaumont-Port Arthur and Lufkin-Nacogdoches markets. During the nine months ended September 30, 2000, the Company executed two additional tower capital leases, bringing the total to 33.

     Future minimum annual lease payments due under these capital leases consisted of the following at September 30, 2000:


                                                            (In thousands)

                2001                                          $   792
                2002                                              792
                2003                                              792
                2004                                              792
                2005                                              792
                Thereafter                                      7,163
                                                               ------
                                                               11,123

                Amounts representing interest                  (2,932)
                                                               ------
                Present value of minimum lease payments
                     (including current portion of $397       $ 8,191
                                                               ======

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

     On February 15, 2000, the Company issued $5 million of its Series B senior redeemable convertible preferred stock. The Series B preferred stock had similar rights to those of the Series A preferred stock except that it was convertible into Class A common stock at $4.98 per share and the holders of the Series B preferred stock had the voting rights of Class A common shareholders. The Company used its estimated initial public offering price to value its Class A stock solely for purposes of calculating whether the Series B preferred stock provided the holders of such preferred stock with a beneficial conversion feature for financial reporting purposes. As a result, the Company allocated $5.0 million to such beneficial conversion feature in accordance with EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingency Adjustable Conversion Ratios." Further, as the holder could exercise the conversion at any time, the Company recognized a preferred dividend of $5.0 million during the three month period ended March 31, 2000.

     On April 4, 2000, the Company filed a registration statement on Form S-1 (file No. 333-33964) with the Securities and Exchange Commission for the sale to the public of 8,000,000 shares of its class A common stock ("the Stock Offering"). The registration statement became effective on May 17, 2000, and 8,000,000 shares were issued on May 23, 2000 at the price of $11.00 per share before an underwriting discount. The underwriters had the option to purchase up to an additional 1.2 million shares from selling stockholders at the same price of $11.00 per share before the discount. The underwriters exercised a portion of their over allotment option, and on June 12, 2000, purchased 236,700 shares. The Company received net proceeds of $80.6 million after the underwriting discount of $6.2 million and expenses of $1.2 million.

     Simultaneous with the closing of the Stock Offering, 50,000 shares of Series B senior redeemable convertible preferred stock were converted to 1,003,838 shares of Class A common stock and 500,000 shares of Series A senior redeemable convertible preferred stock was converted into 10,038,417 shares of Class B common stock.

7.   Stock Option Plan

     During 1999, the Board of Directors amended the 1998 Equity Plan and renamed it the US Unwired Inc. 1999 Equity Incentive Plan ("the 1999 Equity Plan"). As part of this amendment, the maximum aggregate amount of common stock with respect to which options or other awards may be granted was increased from 8.5 million to 12.3 million. On July 16, 1999, the Company granted stock options for a total of 3,595,876 shares under the 1999 Equity Plan. These options have a ten-year term and vest over a four-year period. The exercise price for 2,654,536 of these options is $1.13 per share, and the exercise price for 941,340 of these options is $4.98 per share. Additionally, options for another 2,218,533 shares were granted on January 1, 2000 with an exercise price of $4.98 per share. As of September 30, 2000, all of the options were outstanding and 898,969 were exercisable.

     In connection with the above mentioned July 16, 1999 grant of options to purchase 2,654,536 shares of the Company's common stock at an exercise price of $1.13 per share and options to purchase 941,340 shares at $4.98 per share, and the January 1, 2000 grant of options to purchase 2,218,533 shares of the Company's common stock at an exercise price of $4.98 per share, the Company has total deferred stock compensation of $20.6 million. For the nine month period ended September 30, 2000, $4.0 million has been recognized as stock compensation expense, as the exercise price of these options was less than the fair value of the Company's stock at the grant dates as estimated for financial reporting purposes.

8.   Commitments and Contingencies

     The Company's PCS licenses are subject to a requirement that the Company construct network facilities that offer coverage to 25% of the population or have substantial service in each of its BTAs within five years from the grant of the licenses. Should the Company fail to meet these coverage requirements, it may be subject to forfeiture of its licenses or imposition of fines by the FCC. The PCS build out in each BTA is subject to the successful completion of the network design, site and facility acquisitions, the purchase and installation of the network equipment, network testing, and the satisfactory accommodation of microwave users currently using the spectrum. All FCC requirements have been met where operations have commenced.

9.   Other Comprehensive Loss

     The total other comprehensive loss was $20.8 million for the three months ended September 30, 2000, $4.7 million for the three months ended September 30, 1999, $48.1 million for the nine months ended September 30, 2000 and $9.4 million for the nine months ended September 30, 1999. The total other comprehensive loss includes net loss available to shareholders plus any unrealized gains from marketable equity securities that are classified as available-for-sale. The total other comprehensive loss for the nine month period ended September 30, 2000 also includes a preferred stock dividend of $5.0 million.

10.  Income Taxes

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to facilitate an understanding and assessment of significant changes and trends related to the financial condition and results of operations of US Unwired Inc. ("the Company" or "we", "us" or "our"). This discussion should be read in conjunction with our financial statements included in this report and with the financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations that are included in the prospectus referred to in Note 1.

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

Overview

Through our subsidiaries, Louisiana Unwired, LLC ("LA Unwired") and Texas Unwired, a Louisiana general partnership ("Texas Unwired"), we currently provide wireless personal communications services ("PCS") in Louisiana, Texas, Alabama, Florida, Arkansas, Tennessee and Mississippi. We own 93.86% of LA Unwired and 80% of Texas Unwired. Through our subsidiary, we are a Sprint PCS network partner and have the exclusive right to provide PCS services under the Sprint(R) and Sprint PCS(R) brand names in a service area comprising approximately 9.7 million residents.

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

We have launched our PCS service in eight new markets since June 30, 2000 and at September 30, 2000 offered PCS service in 28 markets in Louisiana, Texas, Alabama, Florida, Arkansas, Mississippi and Tennessee. Since June 30, 2000 we have increased our network coverage by over 2.1 million residents, and at September 30, 2000, our network covered approximately 5.1 million residents out of approximately 8.0 million total residents in those markets. We expect to cover a total of approximately 6.1 million residents by December 2000 and 6.4 million residents by March 2001, at which point we expect to have covered approximately 66% of the resident population in our service area. The number of people in our service area does not represent the number of Sprint PCS subscribers that we expect to have in our service area. At September 30, 2000, we had approximately 91,100 subscribers within the 28 markets. This phase of our build out represents 584 operational owned and co-located towers. We are continuing to build out new markets in the Florida panhandle, Mississippi, Arkansas and Alabama and have completed radio frequency design, network design and cell site engineering in the remaining markets to be built out.

In addition, the Company provides cellular and paging services in parts of Louisiana through its wholly owned subsidiary, Unwired Telecom Corp. ("Unwired Telecom"). As of September 30, 2000, we had approximately 53,100 cellular and 20,300 paging subscribers.

In 1995, we and our third-party partners formed Gulf Coast Wireless Limited Partnership ("Gulf Coast Wireless"), formerly known as Meretel Communications Limited Partnership , to bid for, develop and operate PCS licenses in specified markets. Effective January 1, 2000, Gulf Coast Wireless transferred to us an 80% ownership in each of its Beaumont-Port Arthur and Lufkin-Nacogdoches markets in exchange for a reduction in our ownership interest in Gulf Coast Wireless from 24.33% to 13.28%. We then contributed the net assets of those markets to a new partnership, Texas Unwired, of which LA Unwired is the managing partner and owns an 80% interest. The contributed net assets were recorded at fair value. Additionally, this transaction resulted in a similar reduction of our guarantee of Gulf Coast Wireless' debt from a maximum $4.6 million to approximately $2.5 million. We terminated our management agreement with Gulf Coast Wireless and entered into a new agreement to provide limited billing and customer care services. Texas Unwired is consolidated for the three and nine month periods ended September 30, 2000. For the year ended December 31, 1999 and for the three and nine month periods ended September 30, 1999, the operating results of the Beaumont-Port Arthur and Lufkin-Nacogdoches markets are included in Gulf Coast Wireless, which is included in the accompanying financial statements for these periods using the equity method.

Effective May 31, 2000, we sold our ownership interest in LEC Unwired, LLC ("LEC Unwired"), the Company's competitive local exchange carrier segment, for approximately $11.5 million and recorded a gain of approximately $6.5 million, net of income taxes of $4.3 million, on the transaction. LEC Unwired is presented as a discontinued operation in our financial statements for the year ended December 31, 1999 and for the three and nine month periods ended September 30, 2000 and 1999.

In October 2000, we amended our management agreements with Sprint PCS whereby Sprint PCS will begin providing substantially all of our billing and customer care services. As a part of the amendment, Sprint PCS has also agreed to not change the existing reciprocal Sprint roaming rates with us for PCS customers through December 31, 2002.


Results of Operations

Three and Nine month Periods Ended September 30, 2000 Compared to Three Month and Nine month Periods Ended September 30, 1999

You should keep in mind that our operating results for the three and nine month periods ended September 30, 2000 include the consolidation of Texas Unwired but our operating results for the three and nine month periods ended September 30, 1999 include the operations of Texas Unwired as a part of Gulf Coast Wireless, which is included using the equity method.

Revenues

                                          Three months ended Sept. 30,       Nine months ended Sept. 30,
                                                  2000            1999           2000               1999
                                                  ----            ----           ----               ----
                                                        (In thousands)                 (In thousands)
Subscriber revenues                            $17,777         $ 9,717        $47,940            $29,108
Roaming revenues                                 7,894           3,100         17,722              7,552
Merchandise sales                                2,470           1,241          7,719              3,670
Other revenues                                   1,158             626          3,786              1,759
                                               -------         -------        -------            -------
     Total revenues                            $29,299         $14,684        $77,167            $42,089
                                               =======         =======        =======            =======

Subscriber revenues

Total subscriber revenues were $17.8 million for the three month period ended September 30, 2000 as compared to $9.7 million for the three month period ended September 30, 1999, representing an increase of $8.1 million. PCS subscriber revenues were $12.0 million for the three month period ended September 30, 2000 as compared to $2.8 million for the three month period ended September 30, 1999, representing an increase of $9.2 million and was primarily the result of an increase in PCS subscribers to 91,100 at September 30, 2000 from 23,400 at September 30, 1999. Cellular and paging subscriber revenues were $5.8 million for the three month period ended September 30, 2000 as compared to $6.9 million for the three month period ended September 30, 1999, representing a $1.1 million decrease and was primarily the result of a decrease to 73,400 cellular and paging subscribers at September 30, 2000 from 84,700 cellular and paging subscribers at September 30, 1999.

Total subscriber revenues were $47.9 million for the nine month period ended September 30, 2000 as compared to $29.1 million for the nine month period ended September 30, 1999, representing an increase of $18.8 million. PCS subscriber revenues were $29.9 million for the nine month period ended September 30, 2000 as compared to $6.5 million for the nine month period ended September 30, 1999, representing an increase of $23.4 million and was primarily the result of an increase in our overall PCS subscribers to 91,100 at September 30, 2000 from 23,400 at September 30, 1999. Cellular and paging subscriber revenues were $18.0 million for the nine month period ended September 30, 2000 as compared to $22.6 million for the nine month period ended September 30, 1999, representing a $4.6 million decrease and was primarily the result of a decrease to 73,400 cellular and paging subscribers at September 30, 2000 from 84,700 cellular and paging subscribers at September 30, 1999.

Roaming revenues

Roaming revenues were $7.9 million for the three month period ended September 30, 2000 as compared to $3.1 million for the three month period ended September 30, 1999, representing an increase of $4.8 million. PCS roaming revenues were $5.8 million for the three month period ended September 30, 2000 as compared to $1.3 million for the three month period ended September 30, 1999, representing an increase of $4.5 million and was primarily the result of a higher volume of Sprint(R) subscribers traveling through our markets and the expansion of our network coverage. We added eight PCS markets to our coverage area during the three month period ended September 30, 2000 and operated 28 PCS markets at September 30, 2000 as compared to eight PCS markets at September 30, 1999. Cellular roaming revenues were $2.1 million for the three month period ended September 30, 2000 as compared to $1.8 million for the three month period ended September 30, 1999, representing an increase of $.3 million and was primarily the result of higher usage in our service area.

Roaming revenues were $17.7 million for the nine month period ended September 30, 2000 as compared to $7.6 million for the nine month period ended September 30, 1999, representing an increase of $10.1 million. PCS roaming revenues were $11.7 million for the nine month period ended September 30, 2000 as compared to $2.4 million for the nine month period ended September 30, 1999, representing an increase of

$9.3 million and was primarily the result of a higher volume of Sprint(R) subscribers traveling through our markets and the expansion of our network coverage. We added 20 PCS markets to our coverage area since September 30, 1999 and operated 28 PCS markets at September 30, 2000 as compared to eight PCS markets at September 30, 1999. Cellular roaming revenues were $6.0 million for the nine month period ended September 30, 2000 as compared to $5.2 million for the nine month period ended September 30, 1999, representing an increase of $.8 million and was primarily the result of higher usage in our service area.

Merchandise sales

Merchandise sales were $2.5 million for the three month period ended September 30, 2000 as compared to $1.2 million for the three month period ended September 30, 1999, representing an increase of $1.3 million. PCS merchandise sales were $2.3 million for the three month period ended September 30, 2000 as compared to $1.0 million for the three month period ended September 30, 1999, representing an increase of $1.3 million and were due primarily to an increase in initial sales to new PCS subscribers. We recorded initial sales to 23,900 new PCS subscribers during the three month period ended September 30, 2000 as compared to initial sales to 7,500 new PCS subscribers during the three month period ended September 30, 1999. Cellular and paging merchandise sales were unchanged at $.2 million for the three month period ended September 30, 2000 and the three month period ended September 30, 1999.

Merchandise sales were $7.7 million for the nine month period ended September 30, 2000 as compared to $3.7 million for the nine month period ended September 30, 1999, representing an increase of $4.0 million. PCS merchandise sales were $6.9 million for the nine month period ended September 30, 2000 as compared to $2.7 million for the nine month period ended September 30, 1999, representing an increase of $4.2 million and were due primarily to an increase in initial sales to new PCS subscribers. We recorded initial sales to 63,200 new PCS subscribers during the nine month period ended September 30, 2000 as compared to initial sales to 22,200 new PCS subscribers during the nine month period ended September 30, 1999. Cellular and paging merchandise sales were $.8 million for the nine month period ended September 30, 2000 as compared to $1.0 million for the nine month period ended September 30, 1999, representing a decrease of $.2 million and was primarily related to a decrease in our cellular and paging subscriber base.

Other revenues

Other revenues were $1.2 million for the three month period ended September 30, 2000 as compared to $.6 million for the three month period ended September 30, 1999, representing an increase of $.6 million and $3.8 million for the nine month period ended September 30, 2000 as compared to $1.8 million for the nine month period ended September 30, 1999, representing an increase of $2.0 million and were primarily attributable to increased fees charged to Gulf Coast Wireless for limited billing and customer care services.

Operating Expenses

Cost of service

Cost of service was $13.1 million for the three month period ended September 30, 2000 as compared to $5.2 million for the three month period ended September 30, 1999, representing an increase of $7.9 million. PCS cost of service was $11.2 million for the three month period ended September 30, 2000 as compared to $2.7 million for the three month period ended September 30, 1999, representing an increase of $8.5 million, which primarily related to increased circuit costs and cell site leases for the increase in coverage area and for the market expansion in Texas, Florida, Alabama, Arkansas, Tennessee and Mississippi as described above. Cellular cost of service was $1.9 million for the three month period ended September 30, 2000 as compared to $2.5 million for the three month period ended September 30, 1999, representing a decrease of $.6 million and was primarily related to a decrease in our cellular and paging subscriber base.

Cost of service was $30.5 million for the nine month period ended September 30, 2000 as compared to $13.4 million for the nine month period ended September 30, 1999, representing an increase of $17.1 million. PCS cost of service was $24.4 million for the nine month period ended September 30, 2000 as compared to $6.2 million for the nine month period ended September 30, 1999, representing an increase of $17.9 million which primarily related to increased circuit costs and cell site leases for the increase in coverage area and for the market expansion in Texas, Florida, Alabama, Arkansas, Tennessee and Mississippi as described above. Cellular cost of service was $6.4 million for the nine month period ended September 30, 2000 as compared to $7.2 million for the nine month period ended September 30, 1999, representing a decrease of $.8 million and was primarily related to a decrease in our cellular and paging subscriber base.

Merchandise cost of sales

Merchandise cost of sales was $5.0 million for the three month period ended September 30, 2000 as compared to $2.9 million for the three month period ended September 30, 1999, representing an increase of $2.1 million. PCS merchandise cost of sales was $4.4 million for the three month period ended September 30, 2000 as compared to $2.1 million for the three month period ended September 30, 1999, representing an increase of $2.3 million and was primarily due to an increase in initial sales to new PCS subscribers. We recorded initial sales to 23,900 new PCS subscribers during the three month period ended September 30, 2000 as compared to initial sales to 7,500 new PCS subscribers during the three month period ended September 30, 1999. Cellular and paging merchandise cost of sales was $.6 million for the three month period ended September 30, 2000 as compared to $.8 million for the three month period ended September 30, 1999, representing a decrease of $.2 million, which was primarily related to the decrease in the subscriber base.

Merchandise cost of sales was $15.6 million for the nine month period ended September 30, 2000 as compared to $7.6 million for the nine month period ended September 30, 1999, representing an increase of $8.0 million. PCS merchandise cost of sales was $13.6 million for the nine month period ended September 30, 2000 as compared to $5.6 million for the nine month period ended September 30, 1999, representing an increase of $8.0 million and was primarily due to an increase in initial sales to new PCS subscribers. We recorded initial sales to 63,200 new PCS subscribers during the nine month period ended September 30, 2000 compared to initial sales to 22,200 new PCS subscribers during the nine month period ended September 30, 1999. Cellular and paging merchandise cost of sales were unchanged at $2.0 million for the nine month period ended September 30, 2000 and the nine month period ended September 30, 1999.

General and administrative expenses

General and administrative expenses were $8.4 million for the three month period ended September 30, 2000 as compared to $4.8 million for the three month period ended September 30, 1999, representing an increase of $3.6 million and was partially due to the recognition of $1.1 million in stock compensation expense related to the issuance of stock options. The remaining $2.5 million was primarily related to the hiring of additional employees and increased billing costs as the number of PCS subscribers increased to 91,100 at September 30, 2000 from 23,400 at September 30, 1999 and overall market expansion increased to 28 PCS markets at September 30, 2000 from eight markets at September 30, 1999. Additionally, we serviced 73,400 cellular and paging subscribers at September 30, 2000 as compared to 84,700 at September 30, 1999.

General and administrative expenses were $26.7 million for the nine month period ended September 30, 2000 as compared to $12.9 million for the nine month period ended September 30, 1999, representing an increase of $13.8 million and was partially due to the recognition of $4.0 million in stock compensation expense related to the issuance of stock options. The remaining $9.8 million is primarily related to the hiring of additional employees and increased billing costs as the number of PCS subscribers increased to 91,100 at September 30, 2000 from 23,400 at September 30, 1999 and overall market expansion has increased to 28 PCS markets at September 30, 2000 from eight PCS markets at September 30, 1999. Additionally, we serviced 73,400 cellular and paging subscribers at September 30, 2000 as compared to 84,700 at September 30, 1999.

Selling and marketing expenses

Selling and marketing expenses were $8.9 million for the three month period ended September 30, 2000 as compared to $3.0 million for the three month period ended September 30, 1999, representing an increase of $5.9 million. PCS selling and marketing expenses were $7.7 million for the three month period ended September 30, 2000 as compared to $1.9 million for the three month period ended September 30, 1999, representing an increase of $5.8 million and primarily relates to advertising, direct selling headcount and commissions paid to local and national third party retailers contracted to sell our product. PCS subscribers increased to 91,100 at September 30, 2000 from 23,400 at September 30, 1999; network coverage increased to 28 PCS markets at September 30, 2000 from eight PCS markets at September 30, 1999; and nine additional PCS retail outlets were open at September 30, 2000 compared to September 30, 1999. Cellular and paging selling and marketing expenses were $1.2 million for the three month period ended September 30, 2000 as compared to $1.1 million for the three month period ended September 30, 1999, representing an increase of $.1 million and was related to the deployment of customer care representatives to our retail outlets in an effort to help retain our cellular subscriber base.

Selling and marketing expenses were $21.1 million for the nine month period ended September 30, 2000 as compared to $7.8 million for the nine month period ended September 30, 1999, representing an increase of $13.3 million. PCS selling and marketing expenses were $17.5 million for the nine month period ended September 30, 2000 as compared to $4.5 million for the nine month period ended September 30, 1999, representing an increase of $13.0 million and primarily relates to advertising, direct selling headcount and commissions paid to local and national third party retailers contracted to sell our product. PCS subscribers increased to 91,100 at September 30, 2000 from 23,400 at September 30, 1999; network coverage increased to 28 PCS markets at September 30, 2000 from eight PCS markets at September 30, 1999; and nine additional PCS retail outlets were open at September 30, 2000 compared to September 30, 1999. Cellular and paging selling and marketing expenses were $3.6 million for the nine month period ended September 30, 2000 as compared to $3.3 million for the nine month period ended September 30, 1999, representing an increase of $.3 million and was related to the deployment of customer care representatives to our retail outlets in an effort to help retain our cellular subscriber base.

Depreciation and amortization expense

Depreciation and amortization expense was $11.3 million for the three month period ended September 30, 2000 as compared to $5.5 million for the three month period ended September 30, 1999, representing an increase of $5.8 million, and $28.2 million for the nine month period ended September 30, 2000 as compared to $13.5 million for the nine month period ended September 30, 1999, representing an increase of $14.7 million. These increases were primarily due to increased capital spending to build out our PCS markets. Net property and equipment for our PCS markets increased to $182.6 million at September 30, 2000 from $85.3 million at September 30, 1999. Depreciation and amortization expense for our cellular and paging operations was unchanged at $1.1 million for the three month period ended September 30, 2000 and the three month period ended September 30, 1999 and was $3.5 million for the nine month period ended September 30, 2000 and the nine month period ended September 30, 1999.

Operating Loss

The operating loss was $17.5 million for the three month period ended September 30, 2000 as compared to $6.8 million for the three month period ended September 30, 1999, representing an increase of $10.7 million. The operating loss for our PCS operations was $13.5 million for the three month period ended September 30, 2000 as compared to $6.0 million for the three month period ended September 30, 1999, representing an increase of $7.5 million and was primarily due to the increased operational costs associated with building out our PCS markets. The operating income for our cellular operations was $2.2 million for the three month period ended September 30, 2000 as compared to $2.7 for the three month period ended September 30, 1999, representing a decrease of $.5 million and was primarily related to the decrease in subscribers. The balance of the remaining change of $2.6 million was primarily attributable to the increase in selling, general and administrative expenses that, as discussed above, is associated with subscriber growth and market expansion and includes approximately $1.1 million of stock compensation expense related to stock options.

The operating loss was $44.9 million for the nine month period ended September 30, 2000 as compared to $13.1 million for the nine month period ended September 30, 1999, representing an increase of $31.8 million. The operating loss for our PCS operations was $31.6 million for the nine month period ended September 30, 2000 as compared to $14.4 million for the nine month period ended September 30, 1999, representing an increase of $17.3 million and was primarily due to the increased operational costs associated with building out our PCS markets. The operating income for our cellular operations was $7.0 million for the nine month period ended September 30, 2000 as compared to $11.3 for the nine month period ended September 30, 1999, representing a decrease of $4.1 million and is related to the decrease in subscribers. The balance of the remaining change of $9.6 million is primarily attributable to the increase in selling, general and administrative expenses that, as discussed above, are associated with subscriber growth and market expansion and include approximately $4.0 million of stock compensation expense related to stock options.

Other Income/(Expense)

                                     Three months ended Sept. 30,   Nine months ended Sept. 30,
                                               2000           1999          2000          1999
                                               ----           ----          ----          ----
                                            ( In thousands)              ( In thousands)
    Interest expense                          $(8,169)     $(2,518)     $(24,004)      $(5,337)
    Interest income                             2,534          386         6,856         1,357
    Other                                         172          ---         4,992           ---
                                              -------      -------      --------       -------
    Total other income/(expense)              $(5,463)     $(2,132)     $(12,156)      $(3,980)
                                              =======      =======      ========       =======

Interest expense was $8.2 million for the three month period ended September 30, 2000 as compared to $2.5 million for the three month period ended September 30, 1999, representing an increase of $5.7 million. The increase in interest expense resulted from the increase in outstanding debt. Our outstanding debt was $247.8 million at September 30, 2000 as compared to $105.2 million at September 30, 1999. The increase in debt primarily resulted from our senior subordinated discount note offering in October 1999.

Interest expense was $24.0 million for the nine month period ended September 30, 2000 as compared to $5.3 million for the nine month period ended September 30, 1999, representing an increase of $18.7 million. The increase in interest expense resulted from the increase in outstanding debt. Our outstanding debt was $247.8 million at September 30, 2000 as compared to $105.2 million at September 30, 1999. The increase in debt primarily resulted from our senior subordinated discount note offering in October 1999.

Interest income was $2.5 million for the three month period ended September 30, 2000 as compared to $.4 million for the three month period ended September 30, 1999, representing an increase of $2.1 million, and $6.9 million for the nine month period ended September 30, 2000 as compared to $1.3 million for the nine month period ended September 30, 1999, representing an increase of $5.6 million. The increase resulted from investing available funds in marketable securities until the funds are required for our market build out.

Gain on sale of certain markets was $5.0 million for the nine month period ended September 30, 2000 as compared to $0 for the nine month period ended September 30, 1999, representing an increase of $5.0 million. In the three month period ended March 31, 2000, we recognized a gain of approximately $2.2 million from the sale of a portion of the Company's ownership interest in Gulf Coast Wireless and a gain of approximately $2.8 million due to the reduction of the Company's guarantee of Gulf Coast Wireless debt.

Minority Interest in Subsidiaries

Minority interest in losses of affiliates was $.5 million for the three month period ended September 30, 2000 as compared to $1.4 million for the three month period ended September 30, 1999, representing a decrease of $.9 million, and $1.3 million for the nine month period ended September 30, 2000 as compared to $7.7 million for the nine month period ended September 30, 1999, representing an decrease of $6.4 million. This decrease related to the consolidation of LA Unwired and represents the portion of the losses from LA Unwired allocable to minority shareholders.

Equity in Income (Losses) of Affiliates

Equity in losses of affiliates was $.3 million for the three month period ended September 30, 2000 as compared to an equity loss affiliates of $1.6 million for the three month period ended September 30, 1999, representing a decrease of $1.3 million, and equity loss in affiliates was $.8 million for the nine month period ended September 30, 2000 as compared to equity income in affiliates of $.8 million for the nine month period ended September 30, 1999, representing a decrease of $1.6 million. This change was primarily the result of our reduction in ownership of Gulf Coast Wireless to 13.28% for the nine month period ended September 30, 2000 from 24.33% for the nine month period ended September 30, 1999.

Discontinued Operations

Effective May 31, 2000, we sold our ownership interest in LEC Unwired, LLC ("LEC Unwired"), the Company's competitive local exchange carrier segment, for approximately $11.5 million and recognized a gain of approximately $6.5 million, net of income taxes of $4.3 million, on the transaction. The losses of $.6 million for the three months ended September 30, 1999 and $2.3 million for the nine months ended September 30, 1999 represent the losses of LEC Unwired.

Liquidity and Capital Resources

On October 1, 1999, US Unwired entered into a credit facility with CoBank; ACB, The Bank of New York; BNY Capital Markets; Inc., First Union Securities, Inc.; First Union National Bank; and other lenders for $130 million. At September 30, 2000, we had full availability of $130 million under our new credit facility for the build out of our PCS network and anticipated operating losses.

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

On April 4, 2000, the Company filed a registration statement on Form S-1 (file No. 333-33964) with the Securities and Exchange Commission for the sale to the public of 8,000,000 shares of its class A common stock ("the Stock Offering"). The registration statement became effective on May 17, 2000, and 8,000,000 shares were issued on May 23, 2000 at the price of $11.00 per share before underwriting discount. The underwriters had the option to purchase up to an additional 1.2 million shares from selling stockholders at the same price of $11.00 per share before underwriting discount. The underwriters exercised a portion of their over allotment option, and on September 12, 2000, purchased 236,700 shares. The Company received net proceeds of $80.6 million after underwriting discount of $6.2 million and expenses of $1.2 million.

On May 31, 2000, we sold our ownership interest in LEC Unwired, LLC ("LEC Unwired"), the Company's competitive local exchange carrier segment, for approximately $11.5 million.

Cash provided by operating activities was $5.7 million for the nine month period ended September 30, 2000. Cash used in investing activities was $77.1 million for the nine month period ended September 30, 2000, including $10.1 million in net proceeds from the sale of LEC Unwired, offset by $102.4 million to purchase property and equipment and $2.6 million in microwave relocation costs. Cash provided by financing activities was $75.6 million for the nine month period ended September 30, 2000 and included $80.6 million in net proceeds from an equity offering, $5.0 million in proceeds from the sale of preferred stock and $2.6 million in net proceeds from long-term debt offset by $14.2 million used in the payment of long-term debt.

We believe that the proceeds from our financings and internally generated cash flow will be enough to build out our network as planned, cover anticipated operating losses and meet our debt service requirements.

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

PART II

Item 2.  Changes in Securities

On April 4, 2000, the Company filed a registration statement on Form S-1 (file No. 333-33964) with the Securities and Exchange Commission for the sale to the public of 8,000,000 shares of its class A common stock ("the Stock Offering"). The registration statement became effective on May 17, 2000, and 8,000,000 shares were issued on May 23, 2000 at the price of $11.00 per share before underwriting discount. The underwriters had the option to purchase up to an additional 1.2 million shares from selling stockholders at the same price of $11.00 per share before underwriting discount. The underwriters exercised a portion of their over allotment option, and on September 12, 2000, purchased 236,700 shares. The Company received aggregate net proceeds of $80.6 million after incurring expenses of $6.2 million in connection with the issuance and distribution of the securities registered for underwriting discounts and other expenses of $1.2 million, comprised of SEC filing fees of $36,000, NASD filing fees of $14,000, NASDAQ listing fees of $89,000, printing and engraving expenses of $547,000, legal fees and expenses of $210,000, accounting fees and expenses of $279,000 and other miscellaneous expenses of approximately $45,000. As of September 30, 2000, the net proceeds of the stock offering were invested in short-term cash investments and have not been used for any other purposes. The Stock Offering has terminated. At termination, 963,300 of the 9.2 million shares covered by the Registration Statement had not been sold. The managing underwriters of the Stock Offering were Donaldson, Lufkin & Jenrette Securities Corporation, Credit Suisse First Boston, First Union Securities, Inc. and DLJdirectInc. The aggregate price of the shares covered by the Registration Statement, based on an offering price to the public of $11.00 per share, was $88.0 million for the account of the Company and $13.2 million for the accounts of the selling stockholders.

Item 6.  Exhibits and Reports on Form 8-K

    a.   Exhibits

         Financial data schedule

    b.   Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended September 30, 2000

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

November 9, 2000                                       US UNWIRED INC.

                                                By:  /s/ Jerry E. Vaughn
                                                -------------------------------
                                                Jerry E. Vaughn
                                                Chief Financial Officer