Form 10-K
period 2000-12-31
US UNWIRED INC
filed 2001-03-26
CIK 1024149

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
               SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For The Fiscal Year Ended December 31, 2000.

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
   EXCHANGE ACT OF 1934.

                         Commission File Number: 022003

                                US UNWIRED INC.

             (Exact name of registrant as specified in its charter)

                               ----------------

                                                             72-1457316
         Louisiana                                        (I.R.S. Employer
      (State or other                                  Identification Number)
      jurisdiction of
     incorporation or                                           70629
       Organization)                                         (Zip code)

                        One Lakeshore Drive, Suite 1900
                         Lake Charles, Louisiana 70629
                    (Address of principal executive offices)

                                 (337) 436-9000
              (Registrant's telephone number, including area code)

                               ----------------

       Securities registered pursuant to Section 12(b) of the Act: None.
          Securities registered pursuant to Section 12(g) of the Act:
                 Class A Common Stock, par value $.01 per share
                              Title of Each Class

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the voting stock held by non-affiliates of the registrant (based upon the closing sale price on the NASDAQ Stock Market on March 15, 2001 is approximately $130,406,579. (For purposes of determination of the foregoing amount, only our directors and executive officers and holders of our Class B Common Stock have been deemed affiliates). As of March 15, 2001, there were 18,494,008 shares of Class A common stock, $0.01 par value per share, and 65,477,646 shares of Class B common stock, $0.01 par value per share, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the US Unwired Inc. Proxy Statement of Registrant for its 2001 annual meeting of shareholders.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                US UNWIRED INC.

                           ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
                                      PART I

 ITEM 1.  Business......................................................     1

 ITEM 2.  Properties....................................................    18

 ITEM 3.  Legal proceedings.............................................    19

 ITEM 4.  Submission of Matters to a Vote of Security Holders...........    19

 ITEM 4A. Executive Officers of the Registrant..........................    19

                                      PART II

 ITEM 5.  Market For Registrant's Common Equity And Related Stockholder
          Matters.......................................................    21

 ITEM 6.  Selected Financial Data.......................................    22

 ITEM 7.  Management's Discussion And Analysis Of Financial Condition
          And Results of Operations.....................................    22

 ITEM 7A. Quantitative And Qualitative Disclosures About Market Risk....    30

 ITEM 8.  Financial Statements..........................................    31

 ITEM 9.  Changes In And Disagreements With Accountants On Accounting
          And Financial Disclosure......................................    31

                                     PART III

 ITEM 10. Directors And Executive Officers Of The Registrant............    31

 ITEM 11. Executive Compensation........................................    31

 ITEM 12. Security Ownership Of Certain Beneficial Owners And
          Management....................................................    32

 ITEM 13. Certain Relationships And Related Transactions................    32

                                      PART IV

 ITEM 14. Exhibits, Financial Statements, Schedules, And Reports On Form
          8-K...........................................................    32

     This annual report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which can be identified by the use of forward-looking terminology such as, "may," "might," "could," "would," "believe," "expect," "intend," "plan," "seek," "anticipate," "estimate," "project," or "continue" or the negative thereof or other variations thereon or comparable technology. All statements other than historical fact included in this annual report on Form 10-K, including without limitation, the statements under "Item
1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation" and located elsewhere herein regarding our financial position and liquidity are forward-looking statements.

     These statements speak only as of the date made, are not guarantees of future performance, and involve known and unknown risks and other factors that could cause actual results to be materially different from any future results expressed or implied by them. Some of these factors, many of which are outside our control, include: our dependence on our affiliation with Sprint PCS, availability of infrastructure and subscriber equipment, availability at acceptable terms of sufficient funds to pay for our business plan, competition, changes in labor, equipment and capital costs, ability to obtain required regulatory approvals, market and technology changes, ability to comply with our credit agreements, changes in management, ability to attract and retain qualified employees, future acquisitions, and general economic and business conditions. One should not rely too heavily on any forward-looking statement. All written and oral forward-looking statements are expressly qualified in their entirety by the cautionary statements.

                                     PART I

ITEM 1. Business

General

     We currently provide wireless personal communications services, commonly referred to as PCS, primarily in Louisiana, Texas, Florida, Arkansas, Mississippi and Alabama. We are a network partner of Sprint PCS, the personal communications services group of Sprint Corporation. Sprint PCS, directly and through affiliates like us, provides wireless services in more than 4,000 cities and communities across the country. We have the exclusive right to provide digital PCS services under the Sprint(R) and Sprint PCS(R) brand names in a service area comprising approximately 9.8 million residents in eastern Texas, southern Oklahoma, southern Arkansas, significant portions of Louisiana, Alabama and Mississippi, the Florida panhandle and southern Tennessee. Our service area is among the largest in population and subscribers of the Sprint PCS network partners.

     We currently provide Sprint PCS service in 36 Business Trading Areas ("BTAs" or "markets") within the states listed above. A market is a geographical area in which we operate and, in total, our service area consists of 41 markets. We have listed all of our PCS markets in a table below. Our network currently covers approximately 6.0 million residents of approximately
9.3 million total residents in the 36 markets in which we operate. We expect to cover a total of 6.5 million residents by mid-2001, at which point we expect to have covered approximately 66% of the 9.8 million resident population in our service area. The people in our service area do not represent the number of Sprint PCS subscribers that we expect to have in our service area. Our service area is contiguous with Sprint PCS's launched markets of Houston, Dallas, Little Rock, New Orleans, Birmingham, Tallahassee and Memphis. We are constructing a 100% digital, 100% wireless PCS network that we expect to substantially complete by mid-2001.

     At December 31, 2000, we were providing PCS service to approximately 126,000 subscribers in our service area.

     In addition, we provide cellular and paging services in parts of southwest Louisiana and as of December 31, 2000, we had approximately 49,500 cellular subscribers and 19,500 paging subscribers.

Our Background

     US Unwired operates three subsidiaries: Louisiana Unwired LLC ("LA Unwired"), Texas Unwired, a Louisiana general partnership ("Texas Unwired"), and Unwired Telecom Corporation ("Unwired Telecom"). LA Unwired and Texas Unwired provide PCS telecommunication services and Unwired Telecom provides cellular and paging telecommunications service. At December 31, 2000, LA Unwired was 93.86% owned by US Unwired; Texas Unwired was 80% owned by LA Unwired; and Unwired Telecom was 100% owned by US Unwired.

     On February 28, 2001, we purchased from Cameron Communications Corporation its 6.14% minority interest in LA Unwired in exchange for 4,634,842 shares of our Class A common stock. The market value of the Class A common stock associated with this transaction on February 28, 2001 was approximately $36.5 million. Upon conclusion of the transaction, we owned 100% of LA Unwired. In February 2001, we also purchased the minority interests in Texas Unwired for 310,664 shares of our Class A common stock. The market value of the Class A common stock associated with this transaction was $2.4 million. Upon conclusion of the transaction, we owned 100% of Texas Unwired.

Our Affiliation with Sprint PCS

     Under our agreements with Sprint PCS, we market Sprint PCS products and services in our service area using licenses that Sprint PCS acquired from the FCC in 1994 and 1996. We will be the only provider of Sprint PCS products and services in our service area. Some key points about these agreements are:

  . each agreement lasts 50 years with an initial period of 20 years and three successive 10-year renewal periods.

  . each agreement requires revenue sharing of 8% to Sprint PCS and 92% to US Unwired, except that US Unwired retains 100% of revenues from non-US Unwired Sprint PCS customers traveling in our service area, extraordinary income and equipment sales.

  . if we terminate or breach the agreements, we may be required to sell our PCS business and network to Sprint PCS or to purchase the Sprint PCS licenses from Sprint PCS.

  . if Sprint PCS terminates or breaches the agreements, we may be able to sell our PCS business and network to Sprint PCS or to purchase the Sprint PCS licenses from Sprint PCS.

     In October 2000, we amended our agreements to provide that Sprint PCS will begin providing substantially all of our PCS billing and customer care services. We anticipate that Sprint PCS will begin these services in August 2001. Until such time, we will continue to staff customer care internally and provide billing services through an affiliate company.

     We believe that our service area is important to Sprint PCS's plan to expand its PCS network. To date, Sprint PCS has made considerable investments in the licenses covering our service area.

Our Service Area

     Our Sprint PCS service area covers 41 markets spanning over 164,500 square miles with a population of approximately 9.8 million. Our service area is one of the largest in the United States by measure of population for all of the territories assigned to Sprint PCS network partners. Even though our service area comprises approximately 9.8 million residents, the number of residents in our service area does not represent the number of PCS subscribers that we expect to have in our service area. At December 31, 2000, we were providing PCS services to approximately 126,000 subscribers in our service area.

     Our service area is contiguous with Sprint PCS's launched markets of Houston, Dallas, Little Rock, New Orleans, Birmingham, Tallahassee and Memphis. Our network build out links these existing Sprint PCS markets. We will be the only provider of Sprint PCS products and services in the markets connecting these major cities.

     The following table provides some key information about our PCS markets (population in thousands) including launch dates if not operational. Our network currently covers approximately 6.0 million residents of approximately
9.3 million total residents in the 36 markets in which we operate. We expect to cover a total of 6.5 million residents by mid-2001, at which point we expect to have covered approximately 66% of the 9.8 million resident population in our service area.

                                                      Basic             Expected
                                                     Trading   Market   On Line
Market (1)                                           Area #  Population   Date
----------                                           ------- ---------- --------
Anniston, AL........................................    17     167.3     Online
Chilton Area Counties, AL (2) (3)...................    44     246.4     Online
Decatur, AL.........................................   108     145.6       2001
Florence, AL........................................   146     185.8     Online
Gadsden, AL.........................................   158     188.3     Online
Huntsville, AL......................................   198     512.9     Online
Mobile, AL..........................................   302     668.1     Online
Montgomery, AL......................................   305     477.6     Online
Selma, AL...........................................   415      72.1     Online
Tuscaloosa, AL......................................   450     254.5     Online
El Dorado, AR.......................................   125     102.2       2001
Hot Springs, AR.....................................   193     135.7     Online
Nevada Area Counties, AR (2) (4)....................   257      57.3     Online
Pine Bluff, AR......................................   348     147.4       2001
Fort Walton Beach, FL...............................   154     225.6     Online
Jackson Area County, FL (2).........................   439      50.9     Online
Panama City, FL.....................................   340     210.6     Online

                                                      Basic             Expected
                                                     Trading   Market   On Line
Market (1)                                           Area #  Population   Date
----------                                           ------- ---------- --------
Anniston, AL........................................    17       167.3   Online
Pensacola, FL.......................................   343       429.1   Online
Alexandria, LA......................................     9       273.7   Online
Houma, LA...........................................   195       277.1   Online
Lake Charles, LA....................................   238       282.6   Online
Monroe, LA..........................................   304       330.4   Online
Shreveport, LA......................................   419       586.8   Online
Columbus, MS........................................    94       171.5   Online
Greenville, MS......................................   175       205.8   Online
Grenada Counties, MS (2) (5)........................   290        62.4   Online
Hattiesburg, MS.....................................   186       186.6   Online
Jackson, MS.........................................   210       667.5   Online
Laurel, MS..........................................   246        82.3   Online
McComb, MS..........................................   269       111.7   Online
Meridian, MS........................................   292       206.7   Online
Natchez, MS.........................................   315        72.1     2001
Tupelo, MS..........................................   449       318.5   Online
Vicksburg, MS.......................................   455        62.4   Online
Marshall Area Counties, TN (2) (6)..................   314        56.9   Online
Longview, TX........................................   260       320.8   Online
Paris, TX...........................................   341        93.0     2001
Texarkana, TX.......................................   443       262.0   Online
Tyler, TX...........................................   452       310.0   Online
Beaumont, TX........................................    34       464.4   Online
Lufkin, TX..........................................   265       165.2   Online
                                                             ---------
  Sub-total.........................................           9,847.8
Minority Interest Baton Rouge, LA...................    32        91.1   Online
Hammond, LA.........................................   180        14.3   Online
Lafayette, LA.......................................   236        72.1   Online
Biloxi, MS..........................................    42        51.7   Online
                                                             ---------
  Sub-total.........................................             229.2
                                                             ---------
    Total...........................................          10,077.0
                                                             =========

---------------------
(1) Source: Paul Kagan Associates, Inc., 2000 PCS Atlas and Databook ("Kagan Atlas").
     Market population has been calculated as the market population from the Kagan Atlas times our ownership interest in the market. LA Unwired and Texas Unwired are calculated at 100% ownership as a result of our February 28, 2001 purchase of the minority interests. Our minority interest in Gulf Coast Wireless is 13.28%.
(2)  County based information.(1999)
(3)  Includes Nevada, Clark, Dallas, and Grant Counties.
(4) Includes Chilton, Cullman, Talladega, Coosa and Tallapoosa Counties.
(5) Includes Grenada, Yalobusha, Tallahatchie and Montgomery Counties.
(6) Includes Marshall and Giles Counties.

PCS Services and Features

     We offer Sprint PCS products and services in our service area. Our products and services are designed to mirror those of Sprint PCS and to be a part of the Sprint PCS nationwide network. Sprint PCS customers in our service area may use Sprint PCS services throughout our contiguous markets and seamlessly throughout the Sprint network.

     We support the Sprint PCS Wireless Web throughout our service area.

     We offer Code Division Multiple Access ("CDMA") handsets that weigh five to seven ounces and can offer up to five days of standby time and up to five hours of talk time. We also offer dual-mode handsets that allow customers to make and receive calls on both PCS and cellular frequency bands. All handsets are equipped with preprogrammed features and are sold under the Sprint PCS brand name.

     We provide roaming services to both Sprint PCS subscribers that are traveling through our service area as well as non-Sprint subscribers traveling through our service area. Sprint PCS and other affiliates provide a similar service to our subscribers traveling outside of our market area.

PCS Marketing Strategy

     Our marketing and sales strategy uses the advertising and marketing programs that have been developed by Sprint PCS. We enhance this with strategies that we have tailored specifically for our markets.

     We benefit from the recognizable Sprint PCS brand names and logos and from Sprint PCS's technological developments.

     Advertising. We use the Sprint PCS name and reputation to attract customers more efficiently than competitors with low brand awareness. Sprint PCS has launched a national advertising campaign to promote its products, and we benefit from this national advertising in our service area at no additional cost to us. Sprint PCS also runs numerous promotional campaigns which provide customers with benefits such as additional features at the same rate or free ancillary services.

     Pricing. We use the Sprint PCS pricing strategy. This offers customers in our service plans with preferred options and features that typically offer service features such as voicemail, enhanced caller identification, call waiting, three-way calling and low per-minute rates.

     We offer long-term traveling arrangements with set pricing. We are the only provider of PCS service for non-US Unwired Sprint PCS customers traveling in our service area.

     Regional focus and customer care. Our regional focus enables us to supplement Sprint PCS's marketing strategies with our own strategies tailored to each of our specific markets. This includes attracting local businesses to enhance our distribution and drawing on our management team's local experience. Our large local sales force executes our marketing strategy through our retail stores and kiosks. Our outside sales force targets business sales. Additionally, we staff our retail outlets with full-time customer care representatives to communicate directly with the customers concerning billing and service issues.

     We direct our media and promotional efforts at the community level by advertising Sprint PCS's products and services through television, radio, print advertisements, outdoor advertising, billing inserts and promotional displays in our retail stores. We market our products and services under the name US Unwired along with the Sprint(R) and Sprint PCS(R) logos. Also, we sponsor local and regional events. In addition, Sprint PCS's existing agreements with national retailers provide us with access to over 550 national retail locations in our service area.

Sales and Distribution

     We target a broad range of consumer and business markets through a sales and distribution plan. We use traditional sales channels, like our retail stores, mass merchandisers and other national retail outlets, independent agents and an outside sales force. We also use lower-cost methods like direct marketing and a corporate website.

     Retail stores. We have 26 retail stores and eight kiosks and plan to open seven additional retail stores by mid-2001. Our retail stores are located in the principal retail districts in each market. Kiosks, which are located primarily in high traffic retail outlets, maximize our retail presence in some of our markets and take advantage of high traffic areas. We use our stores and kiosks for much of the distribution and sale of our handsets and services. Sales representatives in these stores and kiosks receive in-depth training that allows them to explain PCS service in an informed manner. We believe that these representatives will foster effective and enduring customer relationships.

     Independent agents. We have a contracted network of 483 independent agents that creates additional opportunities for local distribution. Most of these businesses are family-owned consumer electronics dealers and wireless telecommunication retailers.

     Mass merchandisers and outlets. We target customers through our mass-market retail outlets. We have negotiated distribution agreements based on Sprint PCS's arrangements with national and regional mass merchandisers and consumer electronic retailers, including Radio Shack, Office Depot, Circuit City, Dillard's, Sam's Wholesale Club, Office Max and Best Buy. Approximately 280 of the total 550 national retail outlet locations in our market area are currently selling our service.

     Other Sprint PCS initiatives. We participate in Sprint PCS's national accounts program, which targets Fortune 1000 companies, take advantage of Sprint PCS's inbound telemarketing sales program and Sprint PCS's internet site that allows customers in our service area who purchase products and services over the Sprint PCS internet site become customers of our PCS network.

Cellular and Paging Services

     We provide cellular and paging service in southwest Louisiana. At December 31, 2000, we had approximately 49,500 cellular subscribers and approximately 19,500 paging subscribers. Our Louisiana cellular and paging business had $32.8 million in revenues for the year ended December 31, 2000.

Competition

     We compete in our service area with the current cellular providers and new PCS providers. The cellular providers in our service area serve different geographic segments of our service area, but no one cellular carrier provides complete coverage throughout our service area. Some of these cellular providers offer a digital product also, but it typically covers only a small segment of our service area.

     Of our PCS competitors, only Verizon, SunCom, Cingular and Alltel provide service comparable to ours in our service area. Verizon is licensed to offer PCS services in all of our Louisiana and Texas markets but has not indicated any intention to build out a network in these markets. SunCom, an AT&T wireless network provider, operates in parts of the south-central and southeastern United States and competes with us in our Louisiana, Alabama, Arkansas and Mississippi markets. Alltel is a current PCS provider in several of our markets.

     Our ability to compete effectively with other PCS providers will depend on:

  . the continued success of CDMA technology in providing better call quality and clarity than analog cellular systems.

  . our competitive pricing with various options suiting individual subscribers calling needs.

  . the continued expansion and improvement of the Sprint PCS network, customer care system and telephone handset options.

     We compete also with paging, enhanced specialized mobile radio and dispatch companies in our markets. Potential users of PCS systems may satisfy their communications needs with other current and developing technologies. One or two-way paging or beeper services that feature voice messaging and data display as well as tone-only service may be adequate for potential subscribers who do not need to speak to the caller.

     Sprint PCS has chosen CDMA technology, which we believe offers significant advantages in the marketplace. CDMA is one of three languages that wireless telephones use to communicate with the phone network. The other two predominant standards are TDMA and GSM.

     CDMA offers superior call quality and clarity. CDMA also offers the highest capacity of the three standards. This means that more simultaneous calls can be handled on a CDMA network than on equivalent TDMA or GSM networks. CDMA also offers a high level of security, giving customers confidence that their calls remain private. CDMA offers many advanced features such as short text messaging, Internet access, call waiting, call forwarding and three way calling. Several providers in the United States, including Sprint PCS, Bell Atlantic and PCS PrimeCo, have adopted CDMA.

     TDMA is generally less expensive to deploy if a carrier seeks to overlay an analog network, like a cellular carrier would be required to do. TDMA also offers increased call security and advanced features like those available on a CDMA network. Several providers in the United States, including SunCom use TDMA.

     GSM is the most widely adopted standard around the world. It originated in Europe, where it continues to be the dominant standard. It has been widely deployed for over ten years, which means that economies of scale for network and handset equipment have been achieved. This has lowered the cost of purchasing the equipment for a GSM system. GSM also offers increased call security and advanced features like those available on a CDMA network. Several providers in the United States, including Cingular, VoiceStream Wireless, and Powertel, have adopted GSM.

     We do not currently face competition from resellers on our facilities. A reseller buys blocks of wireless telephone numbers and capacity from a licensed carrier and resells service through its own distribution network to the public but does not hold FCC licenses or own facilities. Thus, a reseller is both a customer of a wireless licensee's services and also a competitor of that and other licensees. We expect to continue to be subject to the FCC rule that requires cellular and PCS licensees to permit resale of carrier service.

     Over the past several years the FCC has auctioned and will continue to auction large amounts of wireless spectrum that could be used to compete with PCS services. Based upon increased competition, we anticipate that market prices for two-way wireless services generally will decline in the future. We will compete to attract and retain subscribers principally on the basis of services and features, the size and location of our service areas, network coverage and reliability, customer care and pricing. Our ability to compete successfully will also depend, in part, on our ability to anticipate and respond to various competitive factors affecting the industry, including new services that may be introduced, changes in consumer preferences, demographic trends, economic conditions and discount pricing strategies by competitors.

Network Build Out

     We have focused our network construction first on the concentrated population and business centers of the major metropolitan areas in our service area and the adjoining interstate highways. We continue to build out the smaller markets surrounding the existing built out areas, interstate and state highways. We only launch PCS service after we complete a significant portion of the planned build out for a given area. Before we launch service, we perform extensive field-testing to ensure comprehensive and reliable coverage within a particular market. We provide overall project and construction management of the design, site acquisition, installation and testing of our PCS system.

     We obtain cell sites in three ways: (1) co-location, (2) construction of a tower by an independent build-to-suit company, or (3) construction of a tower by us. We prefer to co-locate with another wireless company by leasing space on an existing tower or building. When we co-locate, we generally have lower construction costs, and it is likely that any zoning difficulties have been resolved. As of December 31, 2000, we had 722 PCS cell sites, of which approximately 80% were co-locations and 20% owned. We believe that we need approximately 833 PCS cell sites to achieve approximately 66% coverage of the population in our service area. In addition, we had 46 cellular, microwave and paging sites operating at December 31, 2000.

     Microwave relocation. Fixed microwave operators previously used the frequencies that are now allocated for PCS licenses. The FCC has established procedures for PCS licensees to relocate these existing microwave paths, generally at the PCS licensee's expense. With Sprint PCS's assistance, we have relocated all microwave paths for the PCS licenses that we own.

     Switching centers. We lease five switching centers for our service area. These centers are located in our four markets of Shreveport and Lake Charles, Louisiana, Jackson, Mississippi and Montgomery, Alabama. Each switching center serves several purposes, including routing calls, managing call handoff and managing access to landlines and providing access to voice mail.

     Interconnection. We connect our digital PCS network to the landline telephone system through interconnection agreements with local exchange carriers. Before entering the Sprint PCS agreements, we entered into interconnection agreements with BellSouth. Through our agreements with Sprint PCS, we benefit from the interconnection agreements that Sprint PCS negotiates.

     Long distance and back haul. We have a long distance agreement with our affiliate, Cameron Communications Corporation, for long distance services. We can also buy long distance services from Sprint PCS.

     Network monitoring systems. Our network operations center in Lake Charles, Louisiana provides monitoring and maintenance of our entire network, including:

  . the constant monitoring for blocked or dropped calls, call clarity and signs of tampering, cloning or fraud.

  .  the recording of network traffic.

  . the overseeing of customer usage, data collected at switch facilities and billing.

  . as noted above, we amended our management agreements whereby Sprint PCS will begin providing substantially all of our PCS billing and have targeted the transition date as August 2001. We plan to continue to perform network capacity monitoring and planning beyond that date.

Government Regulation

     The FCC and other state and local regulatory agencies regulate our PCS and cellular systems.

     Licensing of PCS systems. A broadband PCS system operates under a service area license granted by the FCC for a particular market. These licenses operate on one of six frequency blocks allocated for broadband PCS service. Narrowband PCS is for non-voice applications such as paging and data service and is separately licensed. The FCC awards all PCS licenses by auction.

     All PCS licenses have a 10-year term and must be renewed at the end of this term. The FCC generally will renew a PCS license if the licensee provided substantial service during the past license term and substantially complied with applicable law. The FCC may revoke a license for serious violations of FCC rules. All PCS licensees must satisfy coverage requirements. Licensees that fail to meet the coverage requirements may lose the service area that is not covered, or the license.

     For up to five years after a PCS license is granted, the licensee must share spectrum with existing licensees that operate fixed microwave systems within its license area. To operate our PCS systems efficiently and with adequate population coverage, we must relocate many of these existing licensees. The FCC has adopted a transition plan to relocate microwave operators and a cost-sharing plan for relocation that benefits more than one PCS licensee. These plans expire on April 4, 2005.

     The FCC regulates PCS resale practices also.

     Licensing of cellular telephone systems. The FCC awards licenses for cellular telephone systems by auction. Cellular licenses generally last for 10 years and may be renewed for periods of up to 10 years. The FCC may revoke a license for serious violations of FCC rules. The FCC may deny renewal if it determines that the grant of an application would not serve the public interest. In addition, at the renewal time, other parties may file competing applications for the license. A license in good standing is entitled to renewal expectancy. This gives the current license holder an advantage over competing applicants.

     The FCC regulates cellular service resale practices and the terms under which ancillary services may be provided through cellular facilities.

     We use landline facilities to connect cell sites and to link them to the main switching office. The FCC separately licenses and regulates these landlines.

     Other regulatory requirements. The FCC imposes additional regulatory requirements on all commercial mobile radio service, or CMRS, operators, which include PCS and cellular systems as well as some specialized mobile radio systems. These requirements may change. Some of the current requirements include:

  . Resale. Most CMRS operators, including us, generally may not restrict the resale of their services so that resellers may use the facilities of the CMRS operator to introduce a competitive service.

  . Roaming. CMRS carriers must provide service to all subscribers of a compatible CMRS service in another geographic region.

  . Number portability. CMRS carriers will soon be required to allow their customers to take their phone numbers with them if they change to a competitive service and must now be able to deliver calls to carried numbers.

  . Enhanced 911. CMRS carriers must transmit 911 calls from any qualified handset without credit check or validation, must provide 911 service to individuals with speech or hearing disabilities, and must provide the approximate location of the 911 caller.

  . Wiretaps. CMRS carriers must provide law enforcement personnel with sufficient capacity to enable wiretaps on the CMRS network.

  . Calling party pays. The FCC is considering rules to permit CMRS operators to charge the party making the call. The new rules, if adopted, would place consumer protection and uniform notification requirements on the service.

  . Customer information. The FCC has rules that protect the customer against the use of customer proprietary information for marketing purposes. A federal court struck down these rules, but the FCC has stayed the effect of this decision by petitioning for rehearing.

  . Interconnection. All telecommunications carriers, including CMRS carriers, must interconnect directly or indirectly with other telecommunications carriers.

  . Universal service and other fees. The FCC imposes large universal service support fees on telecommunications carriers, including CMRS carriers. The FCC imposes smaller fees for telecommunications relay service, number portability and the cost of FCC regulation.

  . Spectrum cap. There are limitations on a person's ownership in licenses for more than 45 MHz of PCS, cellular and some specialized mobile radio services in metropolitan statistical areas and 55 MHz in rural service areas where there is significant overlap in any geographic area. Significant overlap means that at least ten percent of the population of the PCS licensed service area is within the cellular and/or SMR service area(s). We believe that we are in compliance with these limits.

     Transfers and assignments of PCS and cellular licenses. The FCC must approve the assignment or transfer of control of a license for a PCS or cellular system. In addition, the FCC requires licensees who transfer control of a PCS license within the first three years of their license term to disclose the total consideration received for the transfer. FCC approval is not required for the sale of an interest that does not transfer control of a license. Any acquisition or sale of PCS or cellular interests may also require the prior approval of the Federal Trade Commission, the Department of Justice and state or local regulatory authorities.

     Foreign ownership. The Communications Act of 1934 limits the non-U.S. ownership of licensees. If foreign ownership exceeds the permitted level, the FCC may revoke the PCS licenses or require an ownership restructuring. We believe that we comply with these limitations.

     Additional spectrum. In 2000, the FCC auctioned spectrum that could be used to compete with our PCS system. We have no way of knowing whether the persons who acquired the licenses for the new spectrum in our service area will offer a competitive service.

Intellectual Property

     The Sprint(R) and Sprint PCS(R) brand names and logos are registered service marks owned by Sprint. We have license agreements with Sprint that allow us to use, without payment and only in our service area, the Sprint design logo and "diamond" symbol and other Sprint service marks, like the phrases "The Clear Alternative to Cellular" and "Clear Across the Nation." We can use some of Sprint's licensed marks on some wireless telephone handsets. The license agreements have many restrictions on our use of their licensed marks. We are the only person entitled to market Sprint PCS products and services in our service area, except for the Sprint PCS national marketing programs.

Employees

     As of December 31, 2000, we had approximately 850 employees. A union does not represent our employees. We believe that we have good relations with our employees.

Seasonality

     Like the wireless communications industry in general, our subscribers increase in the fourth quarter due to the holiday season. A greater number of phones sold at holiday promotional prices increases our losses on merchandise sales. Our sales and marketing expenses increase also with holiday promotional activities. We generally have the most use and revenue per subscriber in the summer because of an increase in revenues from fees charged to non-US Unwired, non-Sprint PCS customers who use our network while traveling in our service area. We believe that the increased traffic in our service area comes from people traveling during summer vacation. We expect these trends to continue based on historical operating results.

Risk Factors Related to US Unwired

     Our substantial indebtedness could prevent us from fulfilling our obligations to our creditors that could, in turn, adversely affect our stockholders. We have a substantial amount of debt. On December 31, 2000, we had outstanding debt of:

  .  approximately $243.7 million in principal amount of our notes.

  .  approximately $50 million related to our CoBank facility.

  . approximately $4.1 million of debt guaranteed by US Unwired. This represents our share of the guarantee of the indebtedness of Gulf Coast Wireless at December 31, 2000.

     We may incur additional debt in the future. The indenture governing our notes permits us to incur additional debt, but there are limitations. Our credit facilities provide for total borrowings of up to $130.0 million. Some of our obligations under our credit facilities may limit our ability to borrow more money. If we cannot borrow more money, it could impair our ability to repay our notes and other indebtedness.

     Because of our substantial debt:

   . we will use a substantial portion of our cash flow from operations to pay interest and principal on our debt, which will reduce the cash that is available for other purposes.

   .  an increase in interest rates could increase our interest expense.

   .  most of our assets are encumbered with liens.

   . we may not be able to adjust to changing market conditions or competition.

   . we may be at a competitive disadvantage to our competitors who have less debt.

     Our ability to generate cash to pay interest and principal on our indebtedness depends on many factors beyond our control, and this could reduce our flexibility and impair the value of our common stock.

     Our ability to pay interest and principal on our debt depends on our future operating performance. Our performance depends on general economic and competitive conditions and on financial, business and other factors, many of which we cannot control. We will use a substantial portion of our cash flow from operations to repay our borrowings and interest under our debt instruments. This will be a significant cost to us. We cannot assure you that we will have enough cash flow from operations or future borrowings under our credit facilities to repay our indebtedness or for our other liquidity needs.

     We may try to:

   .  delay or reduce our capital expenditures.

   .  restructure our debt.

   .  sell some of our assets or operations.

   .  acquire equity capital from other investors.

     We may not be able to take any of these actions on satisfactory terms or at all. These actions may not provide us with enough cash to repay our debt. If we cannot repay our debt or take any of these actions, the market value of the common stock will be impaired.

     As a holding company, we depend on dividends from our subsidiaries to meet our debt obligations. The indenture governing our notes may allow our subsidiaries to enter into future loan agreements that restrict or prohibit them from paying dividends. State law may also limit the amount of the dividends that our subsidiaries are permitted to pay.

     If there is a change of control of US Unwired, we may not be able to satisfy our obligations to our creditors.

     If the persons who control US Unwired lose this control, we must offer to buy back all of our outstanding notes. We cannot assure you that we will have sufficient funds at the time of a change of control to perform this obligation or that restrictions in our credit facilities will allow us to do so. Our inability to buy back the notes could impair the value of our common stock.


     If we need additional financing that we cannot obtain, we may have to change our network construction plan.

     We may need to make significant capital expenditures to maintain our PCS network. Actual expenditures may differ significantly from our estimates. We would have to obtain additional financing if:

  . changes in technology or governmental regulations create unanticipated costs.

  . we acquire additional licenses or Sprint PCS grants us more service areas to build out and manage.

  .  any of our sources of capital is unavailable or insufficient.

  .  we significantly depart from our business plan.

     We cannot predict whether any additional financing will be available or on what terms. If we need additional financing that we cannot obtain, we will have to change our plans for the remainder of our network.

     If we cannot construct our communications network timely or successfully, our ability to compete could be limited, and we could lose our PCS licenses or our relationship with Sprint PCS.

     We must lease or acquire rights to use locations for our PCS equipment and our PCS network. This may require us to obtain zoning variances or governmental approvals. If we are unable to obtain or use these locations, we may need to alter the design of our network. This could prevent us from completing construction of our network in a timely manner or at all.

     There is considerable demand for the communications equipment that we need to construct our network, and manufacturers of this equipment could have substantial backlogs of orders. Competitors who purchase large quantities of communications equipment may receive priority in the delivery of this equipment. If we cannot get this equipment, we may fail to construct our network timely. This could limit our ability to compete effectively or to meet the construction requirements of the FCC or our Sprint PCS agreements. If we do not meet these construction requirements, we could lose our licenses or breach our agreements with Sprint PCS.

     If we lose our agreements with Sprint PCS, our PCS business may not succeed.

     Our agreements with Sprint PCS are central to our business plan.

   . These agreements give us the right to use the Sprint PCS(R) brand name and logo and related rights. If we lose these rights, our PCS operations will be impaired.

   . These agreements impose strict requirements on the construction of our network. If we do not meet these requirements, these agreements may be terminated and we could lose the right to be the sole provider of Sprint PCS products and services in our service area.

   . These agreements may be terminated also if any of Sprint PCS's FCC licenses is lost or jeopardized, or if we become insolvent.

   . These agreements give Sprint PCS a substantial amount of control over the conduct of our business. Sprint PCS may make decisions that adversely affect our business like setting the prices for its national plans at levels that may not be economically sufficient for our business.

   . If our management agreements with Sprint PCS are terminated or breached, we may be required to sell our PCS assets to Sprint PCS or Sprint PCS may be required to assign to us some of their licensed spectrum.

   . If Sprint PCS decides not to renew our management agreements at the expiration of the 20-year initial term or any 10-year renewal term, we would no longer be a part of the Sprint PCS network and would be limited in conducting our business.

     Provisions of our management agreements with Sprint PCS may diminish our value and restrict the sale of our business.

     Under specific circumstances and without further stockholder approval, Sprint PCS may purchase our operating assets for 72% or 80%, depending on the circumstances, of our "entire business value," which is more fully described in "Sprint PCS Agreements--The Management Agreements--Non-renewal of management agreements." Sprint PCS must approve any change of control of our ownership and consent to any assignment of our management agreements to an unrelated third party or to one of its competitors. In addition, before we can accept an offer to sell the properties used in specified markets, we must first offer them to Sprint PCS on the same terms. Also, if we want to transfer an ownership interest in LA Unwired or Texas Unwired to an unrelated third party, we must first give Sprint PCS a right of first offer or the interest. These restrictions and other restrictions in our management agreements with Sprint PCS could adversely affect the value of our common stock, may limit our ability to sell the business, may reduce the value a buyer would be willing to pay for our business and may reduce our entire business value.


     Problems with Sprint PCS's internal support systems could lead to customer dissatisfaction or increase our costs.

     We will rely on Sprint PCS's internal support systems, including customer care, billing and back-office support, in some of our markets. As Sprint PCS has expanded, its internal support systems have been subject to increased demand and, in some cases, suffered problems in service. We cannot assure you that Sprint PCS will be able to add system capacity successfully or that its internal support systems will be adequate. Problems with Sprint PCS's internal support systems could cause:

   .  delays or problems in our own operations or service.

   . delays or difficulty in gaining access to customer and financial information.

   .  a loss of Sprint PCS customers.

   . an increase in the costs of customer care, billing and back office services.

     The Federal Communications Act of 1934 could affect our agreements with Sprint PCS and could require changes in them.

     The Communications Act prohibits any transfer of control of a radio station license without prior approval of the FCC. Our agreements with Sprint PCS provide for us to manage its licenses in our service area. If the FCC were to conclude that our management constituted our control over Sprint PCS's licenses, we would probably be required to modify our agreements to eliminate that control. We cannot predict what modifications could be required or whether they would adversely affect us.

     If Sprint PCS does not succeed, or if we do not maintain a good relationship with Sprint PCS, our PCS business may not succeed.

     If Sprint PCS has a significant disruption to its system, fails to develop its system, or suffers a weakening of its brand name, our operations and profitability would likely be impaired.

     We will use our relationship with Sprint PCS to obtain, at favorable prices, the equipment for the construction and operation of our network. Any disruption in our relationship with Sprint PCS could make it much more difficult to obtain this equipment.

     Our competitors may have more resources or other advantages that may make it difficult for us to compete effectively.

     Competition in the wireless communications services industry is intense. If we are unable to compete successfully, our business and operations will be impaired. We may be at a disadvantage compared to our competitors who:

   . have substantially greater financial, technological, marketing and sales and distribution resources than we do.

   .  entered the wireless communications services market before we did.

   .  have more established networks, marketing programs and brand names.

   . offer coverage in areas not served by our PCS network or offer lower rates for placing and receiving calls outside of their own networks.

     We expect that some of the existing cellular providers will continue to upgrade their systems to provide digital wireless communication services that compete with Sprint PCS. Many of these cellular providers have more financial resources and customers than we do. Providers of traditional landline telephone services, energy companies, utility companies and cable operators may expand their services to offer competitive wired or wireless communications services. We compete also with companies that use other communications technologies and paging and dispatch companies. People who are considering using PCS systems may find their communications needs satisfied by these other current and developing changes in technology could adversely affect us.

     PCS providers in the United States use one of three technological standards. Even though the three standards share basic characteristics, they are not compatible or interchangeable with each other. We and Sprint PCS use the standard known as CDMA. If another standard becomes preferred in the industry, we may be at a competitive disadvantage. If Sprint PCS changes its standard, we will need to change ours as well, which will be costly and time consuming. If we cannot change our standard, we may not be able to compete with other systems.

     The wireless telecommunications industry is experiencing significant technological change. This is evident from:

   .  an increase in the number of upgrades from analog systems to digital.

   .  improvements in digital technology.

   .  shorter development periods for new products and enhancements.

   .  changes in customer needs and preferences.

     To be competitive, we must have access to new technology. Future technology and advancements could be better than PCS service and even make our service obsolete. The development of new or better technologies could impair our business and operating results.

     If the Sprint PCS network does not complete its nationwide expansion, we may not be able to provide our customers with the services they demand.

     Sprint PCS intends to cover a significant portion of the population of the United States, Puerto Rico and the U.S. Virgin Islands with its PCS system, but it has not yet completed the build out of its planned network. If one of our customers travels in an area where a Sprint PCS system or another CDMA-based system is not yet operational, the customer will need a telephone handset that can make calls on both CDMA-systems and non-CDMA-systems. Generally, these handsets are more costly. Moreover, the Sprint PCS network does not allow for calls to be transferred without interruption between the Sprint PCS network and another wireless network. This means that a customer must end a call in progress and initiate a new call when entering an area not served by the Sprint PCS network. The quality of the service provided by another network may not be equal to that of the Sprint PCS network, and our customers may not be able to use some of the advanced features of our network. This could result in customer dissatisfaction and loss of customers.

     Our service area is threatened by bad weather, including hurricanes, which could cause interruptions in service.

     Much of our service area is on or near the Gulf of Mexico and could be damaged by bad weather like hurricanes and excessive rain. Even though we believe our insurance coverage is adequate, we may face service interruptions for indefinite periods if a major hurricane strikes one or more of our Gulf Coast service areas.

Risks Related to the Wireless Telecommunications Industry

     We are subject to broad and evolving government regulation that could cause us to change our business plans or lose our licenses if we do not comply.

   . Our business must comply with the rules and regulations of the FCC, the FAA and state and local regulatory agencies.

   . New regulations may require us to modify our business plan or operations. This could increase our operating costs.

   . The loss of any of our FCC licenses, or any of Sprint PCS's FCC licenses for our service area, would impair our business and operating results.

   . The FCC may revoke any of our PCS licenses at any time for cause. Cause could be our failure to comply with terms of the licenses or the FCC rules that apply to us. We cannot ensure that our PCS licenses will be renewed when they expire.

   . The FCC regulates our relationship with Sprint PCS under our Sprint PCS agreements.

   . We may need to acquire additional licenses, which may require approval of regulatory authorities. These regulatory authorities may not grant approval in a timely manner, if at all.

   . All PCS licenses, including our own licenses and Sprint PCS's licenses, are subject to the FCC's build out regulations. These regulations require license holders to offer specified levels of service to the population in their service areas within set time periods. Even though we have developed a build out plan that meets these requirements, we may be unable to meet our build out schedule. If Sprint PCS or we do not meet these requirements, the FCC could take back the portions of our service area that are not being served, impose fines, or even revoke the related licenses. The FCC imposes limitations on the foreign ownership of license holders. If foreign ownership is too great, the FCC may revoke our PCS licenses or require an ownership restructuring. The FCC imposes additional requirements on holders of PCS licenses reserved for small businesses. These licenses are called C-block and F-block licenses. We hold F-block licenses and must meet special requirements to hold them. If we do not meet these requirements, the FCC could fine us, revoke our licenses or require us to restructure our ownership.

     Our future prospects are uncertain because the future prospects of the PCS industry are uncertain.

     PCS systems have not operated in the United States for very long, and we cannot assure you that the operation of these systems in our markets will become profitable. In addition, we cannot estimate how much demand there will be for PCS in our markets or how much competitive pricing pressure there will be. As a result, the future prospects of the PCS industry, including our prospects, remain uncertain. The future demand for wireless communications services in general is uncertain.

     Our PCS business may suffer because more subscribers generally disconnect their service in the PCS industry than in the cellular industry.

     We plan to keep our PCS subscriber churn down by expanding network coverage, improving network reliability, marketing affordable plans and enhancing customer care. We cannot assure you that these strategies will be successful. A high rate of PCS subscriber churn could harm our competitive position and the results of operations of our PCS services.

     Radio frequency emissions may pose health concerns that may cause people to sue us or discourage them from using our services.

     Media reports have suggested that some radio frequency emissions from wireless telephone handsets may be linked to various health concerns, including cancer, and may interfere with some electronic medical devices, including hearing aids and pacemakers. These concerns may discourage the use of these handsets or expose us to potential litigation.

     Worse than expected fourth quarter results may cause our stock price to drop and significantly reduce our overall results of operations.

     The wireless industry is heavily dependent on fourth quarter results. Among other things, the industry relies on significantly higher subscriber additions and handset sales in the fourth quarter as compared to the other three fiscal quarters. The price of our common stock may drop and our overall results of operations could be significantly reduced if we have a worse than expected fourth quarter for any reason, including the following:

   .  our inability to match or beat pricing plans offered by competitors.

   . our failure to promote Sprint PCS's products, services and pricing plans adequately.

   .  our inability to obtain an adequate supply or selection of handsets.

   .  a downturn in the economy of some or all markets in our service area.

   .  a poor holiday shopping season.

     Provisions in our charter document and in Louisiana law could prevent or delay a change in the persons who control us. This could impair the market price of our common stock.

     Some of the provisions in our articles of incorporation, bylaws and Louisiana law could:

   .  discourage potential acquisition proposals

   .  delay or prevent a change in the persons who control us

   . limit the price that investors may be willing to pay in the future for shares of our common stock

     In particular, our articles of incorporation and bylaws provide the following:

   . our board of directors is divided into three classes, as nearly equal in size as possible, with each class beginning its three year term in a different year

   . our board of directors may issue preferred stock without stockholder approval

   . a stockholder may nominate directors only if the stockholder delivers written notice to us no less than 45 days or not more than 90 days before the meeting of shareholders to elect directors

   . the Louisiana Business Corporation Law and our charter documents require supermajority voting power to amend our articles of incorporation or to approve a merger, consolidation, share exchange, disposition of all or substantially all of our assets or dissolution


ITEM 2. Properties

     We lease space for our switches in Lake Charles and Shreveport, Louisiana, Jackson, Mississippi and Montgomery, Alabama. We lease space also for our corporate operations, network operators and customer care and data center in Lake Charles, Louisiana. We own two store sites, and we lease 8 store sites in Louisiana, six in Texas, five in Alabama, three in Florida and two in Mississippi. At December 31, 2000, we owned 169 and leased 599 cellular, PCS, paging and microwave towers.

     We also own an 11-story, 115,300 square foot office building in downtown Lake Charles that will be used as our Corporate headquarters upon completion of renovations in 2001.

ITEM 3. Legal Proceedings

     We are from time to time involved in litigation that we believe ordinarily accompanies the communications business. We do not believe that any of our pending or threatened litigation will leave a material adverse effect on our business or financial situation.

     In 2000, we received an assessment for approximately $2.0 million for certain sales and use taxes resulting from a local audit. Although management is continuing to discuss and evaluate this assessment with local tax authorities, we believe that any additional sales and use taxes that may result from this assessment have been adequately provided for in the accompanying financial statements.

ITEM 4. Submission of Matters to a Vote of Security Holders

     None.

ITEM 4A. Executive Officers of the Registrant

     The following table presents information with respect to our executive officers:

Name                     Age Position
----                     --- --------
William L. Henning,
   Jr...................  48 Chairman of the Board of Directors
Robert W. Piper.........  42 President, Chief Executive Officer
Jerry E. Vaughn.........  56 Chief Financial Officer
Thomas G. Henning.......  41 Secretary and General Counsel
Michael D. Bennett......  36 Vice President and General Manager Wireless Operations
Jack J. Blanchard.......  41 Vice President of Marketing
Don A. Matz.............  42 Vice President of Information Technology
Brenda S. McElveen......  55 Vice President of Administration
Paul J. Clifton.........  46 Vice President of Research and Development

     William L. Henning, Jr. is Chairman of our Board of Directors. He has been the Chief Executive Officer and Chairman of Xspedius Holdings, Inc. since 1998. From 1988 to 2000, he was our Chief Executive Officer.

     Robert W. Piper has been our President since 1995 and was named Chief Executive Officer in 2000. He served as our Chief Operating Officer from 1995 to 2000

     Jerry E. Vaughn has served as our Chief Financial Officer since June 7, 1999. He has over 20 years of diversified financial management experience and focused the last 11 of these years in the telecommunications industry. From 1994 until he joined us, Mr. Vaughn was President of NTFC Capital Corporation, a subsidiary of GE Capital. Before that, he was Treasurer of Northern Telecom Finance Corporation and Vice President of Mellon Bank Corporation.

     Thomas G. Henning has been General Counsel and Secretary since 1994.

     Michael D. Bennett has served as Vice President and General Manager of wireless operations since January 2000 when he joined us. He has 15 years of telecommunications experience and spent the last five years in various positions with PrimeCo, including area director and sales and marketing director in Jacksonville, Florida, and director of strategy and planning in Dallas, Texas. He has also worked in various management positions at U.S. Intelco Networks in Olympia, Washington and Century Telephone Enterprises, Inc. in Monroe, Louisiana.

     Jack J. Blanchard has served as our Vice President of Marketing since January 1998. Before that, he served for at least five years as our Sales Manager and Director of Sales and Marketing. He is responsible for all marketing and public relations efforts for our PCS, cellular and paging services. He had a leadership role in naming and developing our very successful wireless prepaid program "Chat Pak." He has been instrumental in our winning numerous advertising campaign awards such as CLIO's Best Overall Campaign at the "One Awards" and first place in the television division at the 1998 Cellular Telecommunications Industry Association's EMA awards.

     Don A. Matz has served as our Vice President of Information Systems since October 26, 1998. He is responsible for our management information system and support. Before joining us in 1998, he was employed for 18 years with Century Telephone Enterprises, Inc., a telecommunications company engaged in wire line and wireless activities. With Century Telephone, he held various positions within Information Systems, the last seven years of which were in director-level positions in Applications Development, Systems and Networks, and Research and Development.

     Brenda S. McElveen presently serves as our Vice President of Administration and is responsible for customer care, credit collections, customer retention, facilities management and purchasing for our cellular, paging and PCS services. She joined us in 1984 as Office Manager.

     Paul J. Clifton has served as our Vice President of Research and Development since 1998. From 1994 to 1998, he was our Vice President for Engineering and Technical Services. From 1988 to 1994, he served us in various capacities such as manager of network systems and traffic manager. He was first hired by Cameron Telephone Company in 1977 and began to work for us in 1988. In those capacities between 1980 and 1994, he was responsible for design and implementation of projects associated with the operation of our cellular, paging, voicemail, central office, personal computer, cable television and long distance operations.

                                    PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

     Our Class A common stock has been traded on the NASDAQ National Market under the symbol "UNWR" since May 18, 2000. Prior to that date, there was no public market for our common stock. The following table sets forth, the periods indicated, the range of high and low sales prices for our Class A common stock as reported on the NASDAQ National Market:

                                                                   Price Range
                                                                    of Common
                                                                      Stock
                                                                  -------------
                                                                   High   Low
                                                                  ------ ------
     Fiscal Year Ended December 31, 2000
       Fourth Quarter............................................ $ 9.50 $4.563
       Third Quarter............................................. $17.25 $ 9.00
       Second Quarter (From May 18, 2000)........................ $16.00 $10.25

     On March 15, 2001, there were 81 holders of record of our Class A common stock.

     We have not declared or paid any cash dividends on our common stock or any other of our securities. We do not expect to pay cash dividends on our capital stock in the foreseeable future. We currently intend to retain our future earnings, if any, to fund the development and growth of our business. Our future decisions concerning the payment of dividends on our common stock will depend upon our results of operations, financial condition and capital expenditure plans, as well as such other factors as the board of directors, in its sole discretion, may consider relevant. In addition, our existing indebtedness restricts, and we anticipate our future indebtedness may restrict, our ability to pay dividends.

Recent Sales of Unregistered Securities and Use of Proceeds from Sales of Registered Securities

     In 1999, the Company issued 500,000 shares of Series A senior redeemable convertible preferred stock for $50 million to one investor and on May 15, 2000, the securities were converted into 10,038,417 shares of Class B common stock. The exemption claimed for this issuance is Section 3 (a)(9) of the Securities Act of 1933.

     On February 15, 2000, the Company issued $5 million of its Series B senior redeemable convertible preferred stock to eight investors. The exemption claimed for this issuance is Section 4(2) of the Securities Act of 1933. On March 15, 2000, these securities were converted by the investors into 1,003,842 shares of Class A common stock. The exemption claimed for the issuance is
Section 3 (a)(9) of the Securities Act of 1933.

ITEM 6. Selected Financial Data

     The following selected financial data are derived from the consolidated financial statements of US Unwired Inc. and subsidiaries. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

                                              As of December 31,
                                   --------------------------------------------
                                     2000      1999     1998    1997     1996
                                   --------  --------  ------- -------  -------
                                     (In thousands except per share data)
Statement of Operation Data:
  Revenues........................ $113,051  $ 58,632  $71,711 $74,668  $61,893
  Cost of service and merchandise
     sold.........................   69,419    31,591   29,363  29,054   21,949
  Other operating expense.........  121,527    52,299   37,873  36,053   27,781
                                   --------  --------  ------- -------  -------
  Operating income (loss)......... $(77,895) $(25,258) $ 4,475 $ 9,561  $12,163
                                   ========  ========  ======= =======  =======
  Income (loss) from continuing
     operations................... $(77,555) $(17,634) $28,796 $(1,509) $ 3,854
                                   ========  ========  ======= =======  =======
  Income (loss) from continuing
     operations per diluted common
     share........................ $  (1.08) $  (0.29) $  0.48 $ (0.03) $  0.06
                                   ========  ========  ======= =======  =======
                                              As of December 31,
                                   --------------------------------------------
                                     2000      1999     1998    1997     1996
                                   --------  --------  ------- -------  -------
                                     (In thousands except per share data)
Balance Sheet Data:
  Cash and cash equivalents....... $ 15,136  $ 14,695  $32,475 $ 4,955  $ 5,464
  Marketable securities...........  165,438   141,453       --      --       --
  Property and equipment, net.....  212,382   106,067   22,565  38,891   28,692
  Total assets....................  456,980   318,970   87,629 142,133  132,328
  Long-term debt and redeemable
     preferred stock..............  305,533   266,080   29,067 100,066   95,901
  Stockholders' equity............  100,054    28,585   51,479  23,929   25,437

ITEM 7. Management's Discussion and Analysis of Financial And Results of Operations

     The following discussion should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this Report. The discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results contemplated in these forward-looking statements.

Overview

     We launched our PCS service in 26 new markets since December 31, 1999 and at December 31, 2000 offered PCS service in 36 markets in Louisiana, Texas, Florida, Arkansas, Mississippi and Alabama. Since December 31, 1999 we have increased our network coverage by over 4.5 million residents.

     In 1995, we and our third-party partners formed Gulf Coast Wireless Limited Partnership ("Gulf Coast Wireless"), formerly known as Meretel Communications Limited Partnership, to bid for, develop and operate PCS licenses in specified markets. Effective January 1, 2000, Gulf Coast Wireless transferred to us an 80% ownership in each of its Beaumont-Port Arthur and Lufkin-Nacogdoches markets in exchange for a reduction in our ownership interest in Gulf Coast Wireless from 24.33% to 13.28%. We then contributed the net assets of those markets to a new partnership,

Texas Unwired, of which LA Unwired is the managing partner and owns an 80% interest. Additionally, this transaction resulted in a similar reduction of our guarantee of Gulf Coast Wireless' debt from a maximum $4.6 million to approximately $2.5 million. We terminated our management agreement with Gulf Coast Wireless and entered into a new agreement to provide limited billing and customer care services.

     Effective May 31, 2000, we sold our ownership interest in LEC Unwired, LLC ("LEC Unwired"), the Company's competitive local exchange carrier segment, for approximately $11.5 million and recorded a gain of approximately $7.5 million, net of income taxes of $5.1 million, on the transaction. LEC Unwired is presented as a discontinued operation in our consolidated financial statements.

     On December 29, 2000 we sold 127 of our towers to SBA Properties, Inc. for $39.8 million. Concurrent with the sale, we entered into 10-year operating leases for antenna and ground space on the 127 towers. We recognized a gain of $11.6 million for the year ended December 31, 2000 and deferred a gain of $16.4 million that will be recognized over the 10-year term of the leases.

Results of Operations

 2000 compared to 1999

 Revenues

                                                                  Years Ended
                                                                  December 31,
                                                                ----------------
                                                                  2000    1999
                                                                -------- -------
      Subscriber revenues...................................... $ 68,345 $39,734
      Roaming revenues.........................................   28,079  10,867
      Merchandise sales........................................   11,517   5,371
      Other revenues...........................................    5,110   2,660
                                                                -------- -------
        Total revenues......................................... $113,051 $58,632
                                                                ======== =======

     Total subscriber revenues were $68.3 million for 2000 as compared to $39.7 million for 1999, representing an increase of $28.6 million. PCS subscriber revenues were $45.1 million for 2000 as compared to $10.3 million for 1999, representing an increase of $34.8 million and was primarily the result of an increase in PCS subscribers to 126,000 at December 31, 2000 from 33,700 at December 31, 1999. Cellular and paging subscriber revenues were $23.2 million for 2000 as compared to $29.4 million for 1999, representing a $6.2 million decrease and was primarily the result of a decrease to 69,000 cellular and paging subscribers at December 31, 2000 from 83,500 cellular and paging subscribers at December 31, 1999.

     Roaming revenues were $28.1 million for 2000 as compared to $10.9 million for 1999, representing an increase of $17.2 million. PCS roaming revenues were $20.1 million for 2000 as compared to $3.6 million for 1999, representing an increase of $16.5 million and was primarily the result of a higher volume of Sprint PCS subscribers traveling through our markets and the expansion of our network coverage. We added 26 PCS markets to our coverage area during 2000 and operated 36 PCS markets at December 31, 2000 as compared to ten PCS markets at December 31, 1999. Cellular roaming revenues were $8.0 million for 2000 as compared to $7.3 million for 1999, representing an increase of $.7 million and was primarily the result of higher usage in our service area that was substantially unchanged between 2000 and 1999.

     Merchandise sales were $11.5 million for 2000 as compared to $5.4 million for 1999, representing an increase of $6.1 million. PCS merchandise sales were $10.5 million for 2000 as compared to $4.0 million for 1999, representing an increase of $6.5 million and were due primarily to an increase in initial sales to new PCS subscribers. We recorded initial sales to 108,000 new PCS subscribers during 2000 as compared to initial sales to 35,800 new PCS subscribers during 1999. Cellular and paging merchandise sales were $1.0 million for 2000 as compared to $1.4 million for 1999, representing a decrease of $.4 million due primarily to fewer new cellular and paging subscribers.

     Other revenues were $5.1 million for 2000 as compared to $2.6 million for 1999, representing an increase of $2.5 million primarily attributable to increased fees charged to PCS provider outside our market area for limited billing and customer care services.

Operating Expenses

     Cost of service was $46.0 million for 2000 as compared to $19.6 million for 1999, representing an increase of $26.4 million. PCS cost of service was $37.7 million for 2000 as compared to $10.0 million for 1999, representing an increase of $27.7 million, which primarily related to increased PCS related circuit costs and PCS cell site leases associated with the increase in coverage area and market expansion in Texas, Florida, Alabama, Arkansas, Tennessee and Mississippi. We leased 583 PCS cell sites at December 31, 2000 as compared to 87 at December 31, 1999. Cellular cost of service was $8.4 million for 2000 as compared to $9.6 million for 1999, representing a decrease of $1.2 million and was primarily related to a decrease in our cellular and paging subscriber base.

     Merchandise cost of sales was $23.4 million for 2000 as compared to $12.0 million for 1999, representing an increase of $11.4 million. PCS merchandise cost of sales was $20.5 million for 2000 as compared to $9.2 million for 1999, representing an increase of $11.3 million and was primarily due to an increase in initial sales to new PCS subscribers. We recorded initial sales to 108,000 new PCS subscribers during 2000 as compared to initial sales to 35,800 new PCS subscribers during 1999. Cellular and paging merchandise cost of sales was $2.9 million for 2000 as compared to $2.8 million for 1999, representing an increase of $.1 million, which was primarily related higher handset volume to preserve our customer base.

     General and administrative expenses were $34.3 million for 2000 as compared to $19.3 million for 1999, representing an increase of $15.0 million and is primarily related to the hiring of additional employees and increased billing costs as the number of PCS subscribers increased to 126,000 at December 31, 2000 from 33,700 at December 31, 1999 and overall market expansion has increased to 36 PCS markets at December 31, 2000 from 10 PCS markets at December 31, 1999. Additionally, we serviced 69,000 cellular and paging subscribers at December 31, 2000 as compared to 83,500 at December 31, 1999.

     Selling and marketing expenses was $38.5 million for 2000 as compared to $12.8 million for 1999, representing an increase of $25.7 million. PCS selling and marketing expenses were $33.4 million for 2000 as compared to $8.2 million for 1999, representing an increase of $25.2 million and primarily relates to advertising, direct selling headcount and commissions paid to local and national third party retailers contracted to sell our product. PCS subscribers increased to 126,000 at December 31, 2000 from 33,700 at December 31, 1999; network coverage increased to 36 PCS markets at December 31, 2000 from 10 PCS markets at December 30, 1999; and 26 stores were open at December 31, 2000 compared to 13 at December 31, 1999. Cellular and paging selling and marketing expenses were $5.4 million for 2000 as compared to $4.6 million for 1999, representing an increase of $.8 million and was related to the deployment of customer care representatives to our retail outlets in an effort to help retain our cellular subscriber base.

     Non-cash stock compensation was $5.3 million for 2000 as compared to $.8 million for 1999, representing an increase of $4.5 million. In May 2000, we completed an offering for the sale to the public of 8,000,000 shares of our class A common stock ("the Stock Offering") at the price of $11.00 per share. The non-cash compensation expense was incurred for stock options issued below market value. This expense is being amortized over a four-year period representing the vesting of the options.

     Depreciation and amortization expense was $43.5 million for 2000 as compared to $19.4 million for 1999, representing an increase of $24.1 million. These increases were primarily due to increased capital spending to build out our PCS markets. Net property and equipment for our PCS markets increased to $192.1 million at December 31, 2000 from $85.3 million at December 31, 1999. Depreciation and amortization expense for our cellular and paging operations was unchanged at $4.9 million for 2000.

Operating Loss

     The operating loss was $77.9 million for 2000 as compared to $25.3 million for 1999, representing an increase of $52.6 million. The operating loss for our PCS operations was $54.0 million for 2000 as compared to $29.6 million for 1999, representing an increase of $29.4 million and was primarily due to the increased operational costs associated with building out our PCS markets. The operating income for our cellular operations was $7.5 million for 2000 as compared to $13.7 for 1999, representing a decrease of $6.2 million and is related to the decrease in subscribers. The balance of the remaining change of $52.6 million is primarily attributable to the increase in selling, general and administrative expenses that, as discussed above, are associated with subscriber growth and market expansion and include approximately $4.5 million increase in stock compensation expense related to stock options.

Other Income/(Expense)

                                                               Years Ended
                                                              December 31,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
                                                             (In thousands)
      Interest expense..................................... $(33,392) $(11,225)
      Interest income......................................   10,324     2,949
      Other income.........................................       --       587
      Gain on the sale of assets/markets...................   16,401       819
                                                            --------  --------
        Total other expense................................ $ (6,667) $ (6,870)
                                                            ========  ========

     Interest expense was $33.4 million for 2000 as compared to $11.2 million for 1999, representing an increase of $22.2 million. The increase in interest expense resulted from the increase in outstanding debt. Our outstanding debt was $305.5 million at December 31, 2000 as compared to $216.1 million at December 31, 1999. The increase in debt primarily resulted from our senior subordinated discount note offering in October 1999 and a $50 million draw on our credit facility.

     Interest income was $10.3 million for 2000 as compared to $2.9 million for 1999, representing an increase of $7.4 million. The increase resulted from investing available funds in marketable securities until the funds are required to fund our market build out.

     Gain on sale of certain markets was $16.4 million for 2000 as compared to $819,000 for 1999, representing an increase of $15.6 million. In 2000, we recognized a gain of approximately $11.6 million from the sale of 127 towers, $2.0 million from the sale of a portion of the Company's ownership interest a PCS operator and a gain of approximately $2.8 million due to the reduction of the Company's guarantee of that operator's debt.

Minority Interest in Subsidiaries

     Minority interest in losses of subsidiaries was $1.3 million for 2000 and $10.4 million in 1999. The decrease in losses allocated to minority shareholders occurred primarily due to losses in excess of the minority shareholder's interest in the equity capital of the respective subsidiaries.

Equity in Income (Losses) of Affiliates

     Equity in income in affiliates was $.7 million for 2000 as compared to equity in losses in affiliates of $4.9 million for 1999, representing a change of $5.6 million. This change was primarily the result of our reduction in ownership of a PCS operator to 13.28% during 2000 from 24.33% during 1999 and our changes in debt guarantees.

Discontinued Operations

     Effective May 31, 2000, we sold our ownership interest in LEC Unwired, our competitive local exchange carrier segment, for approximately $11.5 million and recognized a gain of approximately $7.5 million, net of income taxes of $5.1 million, on the transaction.

1999 compared to 1998

Revenues

                                                                   Years Ended
                                                                  December 31,
                                                                 ---------------
                                                                  1999    1998
                                                                 ------- -------
      Subscriber revenues....................................... $39,734 $48,723
      Roaming revenues..........................................  10,867  11,914
      Merchandise sales.........................................   5,371   3,915
      Other revenues............................................   2,660   7,159
                                                                 ------- -------
        Total revenues.......................................... $58,632 $71,711
                                                                 ======= =======

     Subscriber revenues were $39.7 million for 1999 compared to $48.7 million for 1998. The decrease of $9.0 million was attributable to the sale of selected cellular markets in 1998, which generated $13.5 million of revenues through the point of sale in July 1998 and the loss of $2.1 million of subscriber revenue related to the conclusion of our PCS reseller activity. Additionally, cellular and paging revenues for our Louisiana cellular markets decreased $3.7 million from $33.1 million in 1998 to $29.4 million in 1999 due to a decline in subscribers. These decreases were offset by the consolidation of LA Unwired in 1999, which generated subscriber revenue of $10.3 million.

     Roaming revenues were $10.9 million for 1999 compared to $11.9 million for 1998. The decrease of $1.0 million is attributable to the sale of selected cellular markets in 1998, which generated roaming revenues of $5.3 million through the point of sale in July 1998. This decrease was offset by 1999 consolidation of LA Unwired that generated roaming revenue of $3.6 million in 1999. In addition, 1999 roaming revenue for our Louisiana cellular markets increased $600,000 from $6.6 million in 1998 to $7.2 million in 1999.

     Merchandise sales were $5.4 million for 1999 compared to $3.9 million for 1998. This increase of $1.5 million was substantially due to the inclusion of LA Unwired as a consolidated entity in 1999, resulting in an additional $4.0 million in merchandise sales. Offsetting the increase was the inclusion of PCS reseller activity in 1998 amounting to $1.6 million, which was discontinued in August 1998 when we sold certain PCS subscribers to Gulf Coast Wireless, and the inclusion of $500,000 in 1998 merchandise sales attributable to the sale of selected cellular markets sold in July 1998. Louisiana market cellular and paging merchandise sales decreased $400,000 from $1.8 million in 1998 to $1.4 million in 1999.

     Other revenues were $2.7 million in 1999 compared to $7.2 million in 1998. PCS reseller activity, which concluded in August 1998, accounted for $2.2 million. LA Unwired management fees accounted for $1.2 million in 1998, and were eliminated in consolidation in 1999. LEC Unwired management fees were approximately $500,000 in 1998. We collected $1.7 million in management fees in 1998 for management services following the sale of selected markets. This was offset by an increase in 1999 of management fees related to Gulf Coast Wireless of $1.3 million.

Operating Expenses

     Cost of service was $19.6 million for 1999 as compared to $18.6 million for 1998. The increase of $1.0 million was primarily due to the inclusion of LA Unwired presented in 1999 on a consolidated basis versus an equity basis in 1998. Cost of service in 1999 for LA Unwired was $10.3 million. This increase was offset by the 1998 sale of selected cellular markets and the conclusion of PCS reseller activity that accounted for 1998 cost of service of $6.2 million and $1.5 million, respectively. Cost of service in our Louisiana cellular and paging markets decreased $1.3 million from $10.9 million in 1998 to $9.6 million in 1999.

     Merchandise cost of sales was $12.0 million for 1999 and $10.8 million for 1998. This increase of $1.2 million was primarily the result of the inclusion in 1998 of merchandise cost of sales of $1.5 million associated with selected cellular markets sold in 1998, and the inclusion of $4.2 million of merchandise sales in 1998 related to PCS reseller activity that was concluded in 1998. The inclusion of LA Unwired on a consolidated basis in 1999 added $9.2 million to cost of sales.

Merchandise cost of sales for our Louisiana cellular and paging properties decreased $2.3 million from $5.1 million in 1998 to $2.8 million in 1999.

     General and administrative expenses were $19.3 million for 1999 and $17.2 million for 1998, an increase of $2.1 million. The sale of selected cellular markets in 1998 resulted in a $2.4 million decrease and the conclusion of PCS reseller activity in 1998 accounted for a $1.6 million decrease. This was offset by the inclusion of LA Unwired in 1999 on a consolidated basis that added $6.5 million to 1999. General and administrative expenses for our Louisiana cellular and paging markets remained unchanged in 1999 and included an adjustment to salaries of $799,000 for the compensation associated with the issuance of stock options below market value.

     Sales and marketing expenses were $12.8 million for 1999 and $10.9 million for 1998. This increase of $1.9 million was primarily the result of 1999 consolidation of LA Unwired, which accounted for $8.3 million. This was offset by $3.2 million associated with the sale of selected markets in 1998 and $3.6 million associated with PCS reseller activity that concluded in 1998. Sales and marketing expenses for our Louisiana cellular and paging markets increased by $400,000 from $4.1 million in 1998 to $4.5 million in 1999.

     Non-cash compensation was $.8 million for 1999 and $0 for 1998. The non-cash compensation was incurred for stock options issued below market and is being amortized over a four-year period.

     Depreciation and amortization expense was $19.4 million for 1999 and $9.8 million for 1998, an increase of $9.6 million. The inclusion of LA Unwired in 1999 added $13.5 million. Depreciation and amortization expense for our Louisiana cellular and paging markets increased $1.3 million from $4.6 million in 1998 to $5.9 million in 1999. These increases were partially offset by the elimination of $5.2 million related to the sale of selected cellular markets in 1998.

Operating Income/(Loss)

     The total operating loss for 1999 was $25.3 million as compared to operating income of $4.5 million for 1998. This decrease of $29.8 million was primarily the result of the reduction of income associated with the sale of selected cellular markets of $800,000; losses of $29.6 million associated with the start-up of LA Unwired; and a decrease in operating income of $3.9 million related to our Louisiana cellular markets, which included $799,000 related to option compensation. These decreases were offset by the conclusion of our PCS reseller activity that resulted in operating losses of $5.0 million in 1998.

Other Income/(Expense)

                                                               Years Ended
                                                               December 31,
                                                             -----------------
                                                               1999     1998
                                                             --------  -------
                                                              (In thousands)
      Interest expense.....................................  $(11,225) $(6,157)
      Interest income......................................     2,949    1,778
      Other income (expense)...............................       587       --
      Loss on sale of assets...............................        --     (114)
      Gain on the sale of selected markets.................       819   57,364
                                                             --------  -------
        Total other income/(expense).......................  $ (6,870) $52,871
                                                             ========  =======

     Interest expense was $11.2 million for 1999 and $6.2 million for 1998. Our outstanding debt was $216.1 million at December 31, 1999 as compared to $29.1 million at December 31, 1998. The increase in debt was the result of our offering of our senior subordinated discount notes in October 1999. Interest income was $2.9 million for 1999 and $1.8 million for 1998. Interest income in 1999 was associated with the proceeds from the note offering. Interest income in 1998 was associated with the sale of selected cellular markets. Other income for the year ended December 31, 1999 represents income earned on the settlement of LA Unwired's interest rate swap agreement.

     Gain on sale of markets was $57.4 million in 1998. In 1998, we received gross proceeds of $161.5 million from the sale of selected cellular markets. The $819,000 recognized in 1999 is also associated with the 1998 sale, as we concluded our settlement of the working capital and related items relative to the original sale.

Minority Interest in Subsidiaries

     Minority interest in losses of subsidiaries was $10.4 million for 1999 and $0 in 1998. The increase in minority interest in losses of subsidiaries resulted from the consolidation of LA Unwired in 1999 and primarily represents the portion of the losses from LA Unwired allocable to minority shareholders of LA Unwired.

Equity in Losses of Affiliates

     Equity in losses of affiliates was $4.9 million for 1999 and $11.7 million in 1998. The decrease of $6.8 million was primarily due to the consolidation of LA Unwired in 1999 versus reporting for the losses under the equity method in 1998.

Result of Discontinued Operations

     On March 22, 2000 US Unwired adopted a formal plan to sell its 56.7% ownership interest in LEC Unwired. For financial reporting purposes, we are presenting this as a discontinued operation and recognizing a charge of approximately $3.5 million, net of $1.5 million in income taxes.

Liquidity and Capital Resources

     On October 1, 1999, US Unwired entered into a credit facility with CoBank, ACB, The Bank of New York, BNY Capital Markets, Inc., First Union Securities, Inc., First Union National Bank and other lenders for $130 million. During 2000, we borrowed $50 million under this agreement and at December 31, 2000, we had $80 million still available.

     On October 29, 1999, we issued approximately $400 million in principal amount of 13 3/8% senior subordinated discount notes of US Unwired and received net proceeds of approximately $209 million. These notes are unsecured obligations. They bear interest at a rate of 13 3/8% per year, payable twice per year on May 1 and November 1, beginning May 1, 2005. LA Unwired and Unwired Telecom fully and unconditionally and jointly and severally guarantee our obligations under these notes.

     In addition, we issued $50 million of preferred stock on October 29, 1999 and $5 million of preferred stock on February 15, 2000, all of which were converted into our common stock at the completion of the stock offering in May 2000.

     We expect to spend approximately $75 million in 2001 completing our market build out in the five unopened markets, upgrading existing tower sites, increasing our coverage area by erecting additional towers in selected locations of already opened markets and upgrading some of our network switches. We will also spend approximately $6.0 million in leasehold improvements in our new corporate headquarters.

     Cash provided by operating activities was $11.7 million in 2000. This primarily consisted of our net loss of $70.2 million, $23.9 million in gains on various sales of non-core business assets and a $5.1 million deferred income tax benefit offset by $43.5 million in depreciation and amortization, $29.6 million in debt discount accretion, a $35.7 increase in working capital and $5.3 in non-cash compensation. Net cash used by operations for 1999 was $7.4 million and for 1998 was $14.7 million.

     Cash used in investing activities was $134.3 million in 2000. These uses primarily consisted of $158.9 million to purchase property and equipment and $217.3 million to purchase marketable securities offset by $194.1 million in proceeds from the sale of marketable securities, $39.8 million in proceeds from the sale of towers and $11.5 million from the sale of discontinued operations. Net cash used in investing activities was $198.4 million in 1999, and net cash provided by investing activities was $113.2 million in 1998.

     Cash flow provided by financing activities was $123.2 million in 2000. We received $80.6 million in net proceeds from the Stock offering in May 2000, $5.0 million from the issuance of preferred stock and $52.3 million from long-term borrowings. Cash used in financing activities consisted of $14.1 million of principal payments on long-term debt. Net cash provided by financing activities was $188.0 million in 1999, and net cash used in financing activities was $71.0 million in 1998.

     At December 31, 2000, we have approximate $180.6 million of cash and marketable securities and $80 million of available credit to fund our remaining build out plans, cover anticipated operating losses and meet our debt service requirements. We believe that these funds are sufficient to meet our foreseeable future needs.

Inflation

     We believe that inflation has not impaired, and will not impair, our results of operations.

ITEM 7A. Quantitative and Qualitative Disclosure About Market Risk

Quantitative and Qualitative Disclosure about Market Risk

     The following discussions about our market risk include "forward looking" statements that involve risk and uncertainties. Actual results could differ from those contemplated in the forward-looking statements.

     We are exposed to market risks, primarily interest rate risk. The adverse effects of potential changes in these market risks are discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on overall economic activity nor do they consider additional actions management may take to mitigate our exposure to such changes. See the Notes to the consolidated Financial Statements for a description of our accounting policies and other information related to these financial instruments. We do not engage in speculative transactions and do not use derivative instruments or engage in hedging activities.

     We place our short-term investments (principally cash equivalents and marketable debt securities), which generally have a term of 30-60 days, with high quality financial institutions, limit the amount of credit exposure to any one institution and have investment guidelines relative to diversification and maturities designed to maintain safety and liquidity.

     At December 31, 2000, we had short-term investments totaling approximately $165 million. A 1% decrease would have resulted in a decrease in interest rates related to these short-term investments in interest income of approximately $1.5 million in 2000.

     At December 31, 2000, our outstanding long-term debt consisted of $400 million in Senior Subordinated Discount Notes (the Notes) and a $50 million draw against our $130 million senior credit facility. Interest on the Notes is fixed at 13 3/8% but does not begin to accrue until November 11, 2004. At December 31, 2000, the market value of the Notes was estimated to be $182.0 million.

     Borrowings under the senior credit facility totaled $50 million at December 31, 2000. These borrowings bear interest at a variable rate. A 1% increase in interest rates in 2000 would not have resulted in a material increase in interest expense for the year ended December 31, 2000.

ITEM 8. Financial Statements

     Our financial statements are listed under Item 14(a) of this annual report and are filed as part of this report on the pages indicated.

ITEM 9. Changes In And Disagreement With Accountants on Accounting And Financial Disclosure

     None.

                                    PART III

ITEM 10. Directors And Executive Officers Of The Registrant

     The sections under the headings "Election of Directors" in the proxy statement for the annual meeting of stockholders currently scheduled to be held April 26, 2001 are incorporated herein by reference. See "Item 4A. Executive Officers of the Registrant" for information regarding our executive officers.

Item 11. Executive Compensation

     The section "Executive Compensation" of the proxy statement is incorporated herein by reference.

Item 12. Security Ownership Of Certain Beneficial Owners And Management

     The section "Stock Ownership of Directors and Officers" and "Stock Ownership of Certain Beneficial Owners" of the proxy statement is incorporated herein by reference.

Item 13. Certain Relationships And Related Transactions

     The section "Certain Transactions" of the proxy statement is incorporated herein by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement, Schedules, And Reports on Form 8-K

a. Financial Statements

     Listed in the Index to Financial Statements provide in response to item 8 hereof (see page F-1 for Index).

b. Financial Statement schedule

     Listed in the Index to Financial Statements provide in response to item 8 hereof (see page F-1 for Index).

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

c. Reports on Form 8-K

d. Exhibits

                                                                   Sequentially
 Exhibit                                                             Numbered
 Number                   Description of Exhibit                      Pages
 -------                  ----------------------                   ------------
  3.1    First Restated Articles of Incorporation of US Unwired
         Inc.

  3.2*   By-laws of US Unwired Inc.

  3.3+   Certificate of Amendment to By-Laws of US Unwired Inc.

  4.1*   Indenture dated as of October 29, 1999 among US Unwired
         Inc., the Guarantors (as defined therein) and State
         Street Bank and Trust Company.

  4.2*   Pledge and Security Agreement dated as of October 29,
         1999 by and between Louisiana Unwired, LLC and State
         Street Bank and Trust Company.

  4.3* Intercreditor Agreement dated as of October 29, 1999 between CoBank, ACB and State Street Bank and Trust
         Company.

 10.1* Shareholders Agreement dated as of September 24, 1999 among US Unwired Inc. and the shareholders of US
         Unwired Inc. who are signatories thereto.

 10.2    Amended and Restated US Unwired Inc. 1999 Equity
         Incentive Plan.

                                                                   Sequentially
 Exhibit                                                             Numbered
  Number                  Description of Exhibit                      Pages
 -------                  ----------------------                   ------------

 10.3     Employment contract between US Unwired Inc. and
          William L. Henning, Jr.

 10.4     Employment contract between US Unwired Inc. and Robert
          W. Piper

 10.5     Employment contract between US Unwired Inc. and Thomas
          G. Henning

 10.6     Employment contract between US Unwired Inc. and Jerry
          E. Vaughn

 10.7*    Registration Rights Agreement dated as of October 29,
          1999 between US Unwired Inc. and The 1818 Fund, L.P.

 10.8** First Amendment to Registration Rights Agreement dated as of February 15, 2000 by and among US Unwired Inc.,
          The 1818 Fund III, L.P., TCW Leveraged Income Trust,
          L.P., TCW Leveraged Income Trust II, L.P., TCW Shared
          Opportunity Fund II, L.P., TCW Shared Opportunity Fund
          IIB, LLC, TCW Shared Opportunity Fund III, L.P.,
          TCW/Crescent Mezanine Trust II, TCW/Crescent Mezzanine
          Partners II, L.P. and Brown University Third Century
          Fund.

 10.9* Shareholders Agreement dated as of October 29, 1999 by and among US Unwired Inc., The 1818 Fund III, L.P. and the shareholders of US Unwired Inc. who are signatories thereto.

 10.10**  First Amendment to Shareholders Agreement dated as of
          February 15, 2000 by and among US Unwired Inc., The
          1818 Fund III, L.P., TCW Leveraged Income Trust, L.P.,
          TCW Leveraged Income Trust II, L.P., TCW Shared
          Opportunity Fund II, L.P., TCW Shared Opportunity Fund
          IIB, LLC, TCW Shared Opportunity Fund III, L.P.,
          TCW/Crescent Mezzanine Trust II, TCW/Crescent
          Mezzanine Partners II, L.P. and Brown University Third
          Century Fund.

 10.11+ Form of Second Amendment to Shareholders Agreement among US Unwired Inc., The 1818 Fund III, L.P., TCW
          Leveraged Income Trust, L.P., TCW Leveraged Income
          Trust II, L.P., TCW Shared Opportunity Fund II, L.P.,
          TCW Shared Opportunity Fund IIB, LLC, TCW Shared
          Opportunity Fund III, L.P., TCW/Crescent Mezzanine
          Trust II, TCW/Crescent Mezzanine Partners II, L.P. and
          Brown University Third Century Fund, and the shareholders of US Unwired Inc. named therein.

 10.12*** Sprint PCS Management Agreement dated February 8, 1999 among Wirelessco, L.P., Sprint Spectrum L.P.,
          SprintCom, Inc. and Louisiana Unwired, LLC, including
          Sprint Trademark and Service Mark License Agreement and Sprint Spectrum Trademark and Service Mark License
          Agreement.

 10.13+++ Addendum III to Sprint PCS Management Agreement dated
          February 8, 1999 among Wirelessco, L.P.,Sprint
          Spectrum L.P., SprintCom, Inc. and Louisiana Unwired

 10.14*** Sprint PCS Management Agreement dated June 8, 1998 among Wirelessco, L.P., Sprint Spectrum L.P.,
          SprintCom, Inc. and Louisiana Unwired, LLC, including
          Sprint Trademark and Service Mark License Agreement and Sprint Spectrum Trademark and Service Mark License
          Agreement.

 10.15+++ Addendum V to Sprint PCS Management Agreement dated
          June 8, 1998 among Wirelessco, L.P.,Sprint Spectrum
          L.P., SprintCom, Inc. and Louisiana Unwired

 10.16*** Sprint PCS Management Agreement dated as of January 7,
          2000 among Wirelessco, L.P. Sprint Spectrum L.P.,
          SprintCom, Inc. and Texas Unwired, including Sprint
          Trademark and Service Mark License Agreement and
          Sprint Spectrum Trademark and Service Mark License
          Agreement.

 10.17+++ Addendum II to Sprint PCS Management Agreement dated
          January 7, 2000 among Wirelessco, L.P.,Sprint Spectrum
          L.P., SprintCom, Inc. and Texas Unwired

                                                                   Sequentially
  Exhibit                                                            Numbered
  Number                   Description of Exhibit                     Pages
  -------                  ----------------------                  ------------
 10.18***  Consent and Agreement dated as of June 23, 1999
           between Sprint Spectrum L.P., SprintCom, Inc., Sprint
           Communications Company, L.P., Wirelessco, L.P. and
           CoBank, ACB.

 10.19*** Consent and Agreement dated as of October 26, 1999 between Sprint Spectrum L.P., SprintCom, Inc., Sprint
           Communications Company, L.P., Wirelessco, L.P. and
           CoBank, ACB.

 10.20**   Headquarters Building Lease between Calcasieu Marine
           National Bank of Lake Charles and Mercury, Inc., as amended.

 10.21** Management and Construction Agreement dated as of January 1, 1999 by and between US Unwired Inc. and
           Louisiana Unwired, LLC.

 10.22** Authorized Dealer Agreement dated as of May 13, 1998 by and between US Unwired Inc. and Louisiana Unwired,
           LLC.

 10.23**   Agreement dated as of May 13, 1998 by and between US
           Unwired Inc. and Louisiana Unwired, LLC for Louisiana
           Unwired, LLC to do business as US Unwired

 10.24** Billing Agreement dated as of May 13, 1998 by and between Unibill, Inc. and Louisiana Unwired, LLC.

 10.25** Long Distance Agreement dated as of June 10, 1998 by and between Cameron Communications Corporation and US
           Unwired Inc.

 10.26* Credit Agreement dated as of October 1, 1999 by and among US Unwired Inc., as Borrower, and CoBank, ACB, as Administrative Agent and a Lender, First Union
           Capital Markets Corp., as Syndication Agent and a Co-
           Arranger, The Bank of New York, as Documentation
           Agent and a Lender, BNY Capital Markets, Inc., as a
           Co-Arranger, First Union National Bank, as a Lender, and the other Lenders referred to therein.

 10.27*** Loan Agreement dated as of January 1, 2000 by and between Texas Unwired and Louisiana Unwired, LLC.

 10.28**** Letter Agreement dated November 19, 1999 between US
           Unwired Inc. and Meretel Communications, L.P.

 10.29** Omnibus Agreement dated as of September 7, 1999 by and among US Unwired Inc., EATELCORP, Inc., Fort Bend
           Telephone Compnay, XIT Leasing, Inc., Wireless
           Management Corporation, Meretel Commucations Limited
           Partnership and Meretel Wireless, Inc.

 10.30***  First Amendment dated as of February 9, 2000 to the
           Omnibus Agreement made and entered into by and among Unwired Telecom Corp., EATELCORP, Inc., Fort Bend
           Telephone Company, XIT Leasing, Inc., Wireless
           Management Corporation, Meretel Communications
           Limited Partnership, and Meretel Wireless, Inc.

 10.31***  Telecom Distribution Agreement dated as of January 1,
           2000 between Unwired Telecom Corp. and US Unwired
           Inc.

 10.32***  Telecom Contribution Agreement dated as of January 1,
           2000 between US Unwired Inc. and Louisiana Unwired,
           LLC.

 10.33++   Asset Purchase Agreement by and between Louisiana
           Unwired L.L.C. and SBA Properties, Inc., dated as of
           December 18, 2000

                                           Sequentially
 Exhibit                                     Numbered
 Number       Description of Exhibit          Pages
 -------      ----------------------       ------------
 21.1    Subsidiaries of US Unwired Inc.

 23.1    Consent of Ernst & Young LLP.

---------------------
* Incorporated by reference to the registration statement on Form S-4, Registration Nos. 333-92271, 333-92271-01 and 333-92271-02, filed by US
    Unwired, Inc., Louisiana Unwired, LLC and Unwired Telecom Corp. on December 7, 1999.
** Incorporated by reference to Amendment No. 2 to the registration statement on Form S-4, Registration Nos. 333-92271, 333-92271-01 and 333-92271-02,
    filed by US Unwired Inc., Louisiana Unwired, LLC and Unwired Telecom Corp. on February 23, 2000.
*** Incorporated by reference to Amendment No. 3 to the registration statement on Form S-4, Registration Nos. 333-92271, 333-92271-01 and 333-92271-02,
    filed by US Unwired Inc., Louisiana Unwired, LLC and Unwired Telecom Corp. on March 1, 2000.
****Incorporated by reference to Amendment No. 4 to the Registration statement on Form S-4, Registration Nos. 333-92271, 333-92271-01 and 333-92271-02, filed by US Unwired Inc., Louisiana Unwired, LLC and Unwired Telecom Corp. on March 14, 2000.
+ Incorporated by reference to Amendment No. 1 to the Registration statement on Form S-1, Registration No. 333-33964 filed by US Unwired Inc. on May 11, 2000
++ Incorporated by reference to Form 8-K of Louisiana Unwired LLC filed on December 29, 2000
+++ Confidential treatment requested pursuant to Rule 406 under the Securities
    Act

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 23, 2001.

                                          US Unwired, Inc.

                                          By: /s/ Jerry E.Vaughn
                                          _____________________________________
                                          Name: Jerry E. Vaughn
                                          Title: Chief Financial Officer

     Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities indicated on March 23, 2001.

              Signature                                   Title
              ---------                                   -----

         /s/ Robert W. Piper                President, Chief Executive
______________________________________       Officer and Director (Principal
           Robert W. Piper                   Executive Officer)

         /s/ Jerry E. Vaughn                Chief Financial Officer
______________________________________       (Principal Financial Officer)
           Jerry E. Vaughn

           /s/ Don Loverich                 Controller
______________________________________       (Principal Accounting Officer)
             Don Loverich

     /s/ William L. Henning, Jr.            Chairman of the Board of
______________________________________       Directors
       William L. Henning, Jr.

     /s/ William L. Henning, Sr.            Director
______________________________________
       William L. Henning, Sr.

        /s/ Thomas G. Henning               Director
______________________________________
          Thomas G. Henning

        /s/ Lawrence C. Tucker              Director
______________________________________
          Lawrence C. Tucker

         /s/ Andrew C. Cowen                Director
______________________________________
           Andrew C. Cowen

        /s/ Charles T. Cannada              Director
______________________________________
          Charles T. Cannada

       /s/ Henry P. Hebert, Jr.             Director
______________________________________
         Henry P. Hebert, Jr.

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES

                                                                          Page
                                                                          ----
US UNWIRED, INC. AND SUBSIDIARIES
Report of independent auditors...........................................  F-2
Consolidated balance sheets at December 2000 and 1999....................  F-3
For each of the three years in the period ended December 31, 2000:
  Consolidated statements of operations..................................  F-4
  Consolidated statements of stockholders' equity........................  F-5
  Consolidated statements of cash flows..................................  F-6
Notes to consolidated financial statements...............................  F-7
Schedule for each of the three years in the period ended December 31,
   2000:
  II--Valuation and qualifying accounts and reserves.....................  S-1

LOUISIANA UNWIRED, LLC
Report of independent auditors........................................... F-34
Balance sheets at December 2000 and 1999................................. F-35
For each of the three years in the period ended December 31, 2000:
  Statements of operations............................................... F-36
  Statements of members' equity.......................................... F-37
  Statements of cash flows............................................... F-38
Notes to financial statements............................................ F-39
Schedule for each of the three years in the period ended December 31,
   2000:
  II--Valuation and qualifying accounts and reserves.....................  S-2

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
US Unwired Inc.

     We have audited the accompanying consolidated balance sheets of US Unwired Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of US Unwired Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Houston, Texas
February 3, 2001, except for
Note 16 as to which the date
is February 28, 2001

                        US UNWIRED INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                     (In thousands, except per share data)

                                                                 Year ended
                                                                December 31,
                                                              ------------------
                                                                2000      1999
                           ASSETS                             --------  --------
Current assets:
  Cash and cash equivalents.................................  $ 15,136  $ 14,695
  Marketable securities.....................................   165,438        --
  Subscriber receivables, net of allowance for doubtful
     accounts of $294
     in 2000 and $184 in 1999...............................     8,825     6,036
  Other receivables.........................................     5,195     1,055
  Inventory.................................................     4,517     6,021
  Prepaid expenses..........................................     3,379     1,146
  Income taxes receivable...................................        --    10,296
  Receivables from related parties..........................     1,347       654
  Receivables from officers.................................       109       110
                                                              --------  --------
    Total current assets....................................   203,946    40,013
Marketable securities.......................................        --   141,453
Property and equipment, net.................................   212,382   106,067
Deferred financing costs, net of accumulated amortization of
   $1,404 in 2000 and
   $184 in 1999.............................................    11,511    12,279
Licenses, net of accumulated amortization of $1,715 in 2000
   and $1,326 in 1999.......................................    11,208    10,462
Restricted cash in escrow...................................     5,652     5,402
Note receivable from unconsolidated affiliate...............     1,658     1,582
Other assets................................................    10,623     1,712
                                                              --------  --------
    Total assets............................................  $456,980  $318,970
                                                              ========  ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 20,227  $ 14,618
  Accrued expenses..........................................    11,575     2,048
  Payable to related parties................................       549        --
  Current maturities of long-term debt......................       690       188
  Net liabilities of discontinued operations................        --       573
                                                              --------  --------
    Total current liabilities...............................    33,041    17,427
Long-term debt, net of current maturities...................   304,843   215,892
Deferred gain...............................................    16,531        --
Investments in and advances to unconsolidated affiliates....     2,511     1,860
Deferred income taxes.......................................        --     2,407
Net liabilities of discontinued operations..................        --     1,341
Minority interest...........................................        --     1,458
Mandatory redeemable preferred stock........................        --    50,000
Commitments and contingencies
Stockholders' equity:
  Common stock, $0.01 par value:
    Class A: Authorized 500,000 shares; issued and
       outstanding 12,873 shares............................       129        --
    Class B: Authorized 300,000 shares; issued and
       outstanding 66,136 shares in 2000 and 59,967 shares
       in 1999..............................................       661       600
Additional paid-in capital..................................   147,870     2,147
Accumulated other comprehensive income......................     1,276       474
Retained (deficit) earnings.................................   (49,882)   25,364
                                                              --------  --------
    Total stockholders' equity..............................   100,054    28,585
                                                              --------  --------
    Total liabilities and stockholders' equity..............  $456,980  $318,970
                                                              ========  ========

                               See accompanying notes.

                        US UNWIRED INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In thousands, except per share data)

                                                   Years Ended December 31,
                                                   ---------------------------
                                                     2000      1999     1998
                                                   --------  --------  -------
Revenues:
Service revenues:
  Subscriber...................................... $ 68,345  $ 39,734  $48,723
  Roaming.........................................   28,079    10,867   11,914
  Merchandise sales...............................   11,517     5,371    3,915
  Management fees.................................    3,972     2,365    4,455
  Other revenue...................................    1,138       295    2,704
                                                   --------  --------  -------
    Total revenue.................................  113,051    58,632   71,711
                                                   --------  --------  -------
Operating expenses:
  Cost of services................................   46,034    19,593   18,586
  Merchandise cost of sales.......................   23,385    11,998   10,777
  General and administrative......................   34,268    19,277   17,156
  Sales and marketing.............................   38,500    12,793   10,886
  Non-cash stock compensation.....................    5,293       799       --
  Depreciation and amortization...................   43,466    19,430    9,831
                                                   --------  --------  -------
    Total operating expenses......................  190,946    83,890   67,236
                                                   --------  --------  -------
Operating (loss) income...........................  (77,895)  (25,258)   4,475
Other (expense) income:
  Interest expense................................  (33,392)  (11,225)  (6,157)
  Interest income.................................   10,324     2,949    1,778
  Gain on tower sales.............................   11,581        --       --
  Gain on sale of certain markets.................    4,820       819   57,364
  Other...........................................       --       587     (114)
                                                   --------  --------  -------
    Total other (expense) income..................   (6,667)   (6,870)  52,871
                                                   --------  --------  -------
(Loss) income before income taxes, extraordinary
   item, minority interest, and equity in income
   (losses)of affiliates..........................  (84,562)  (32,128)  57,346
Income tax (benefit) expense......................   (5,066)   (9,014)  16,812
                                                   --------  --------  -------
(Loss) income before extraordinary item, minority
   interest and equity in income (losses) of
   affiliates.....................................  (79,496)  (23,114)  40,534
Minority interest in losses of subsidiaries.......    1,268    10,350       --
Equity in income (losses) of affiliates...........      673    (4,870) (11,738)
                                                   --------  --------  -------
(Loss) income from continuing operations..........  (77,555)  (17,634)  28,796
Loss from discontinued operations, net of income
   tax benefit of 1,472 in 1999...................       --    (3,541)  (1,246)
Gain on disposal of discontinued operations, net
   of income tax expense of $5,066................    7,547        --       --
Extraordinary item--early extinguishment of debt,
   net of income tax benefit of $884 in 1999......     (238)   (2,992)      --
                                                   --------  --------  -------
Net (loss) income ................................  (70,246)  (24,167)  27,550
Preferred stock dividends.........................   (5,000)       --       --
                                                   --------  --------  -------
Net (loss) available to common shareholders....... $(75,246) $(24,167) $27,550
                                                   ========  ========  =======
Basic and diluted (loss) earnings per common
   share:
  Continuing operations........................... $  (1.08) $  (0.29) $  0.48
  Discontinued operations.........................      .10     (0.06)   (0.02)
  Extraordinary loss..............................       --     (0.05)      --
                                                   --------  --------  -------
    Net (loss) earnings per common share.......... $  (0.98) $  (0.40) $  0.46
                                                   ========  ========  =======
Weighted average outstanding common shares........   71,777    59,967   59,967
                                                   ========  ========  =======

                               See accompanying notes.

                        US UNWIRED INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (In thousands)

                          Class  Class              Accumulated
                            A      B    Additional     Other
                          Common Common  Paid-in   Comprehensive Retained
                          Stock  Stock   Capital      Income     Earnings   Total
                          ------ ------ ---------- ------------- --------  --------
Balance at December 31,
   1997.................   $ --   $600   $  1,348     $   --     $ 21,981  $ 23,929
Net income..............     --     --         --         --       27,550    27,550
                           ----   ----   --------     ------     --------  --------
Balance at December 31,
   1998.................     --    600      1,348         --       49,531    51,479
Stock Compensation......     --     --        799         --           --       799
Unrealized gain on
   marketable
   securities, net of
   tax $316.............     --     --         --        474           --       474
Net loss................     --     --         --         --      (24,167)  (24,167)
                                                                           --------
Comprehensive loss......                                                    (23,693)
                           ----   ----   --------     ------     --------  --------
Balance at December 31,
   1999.................     --    600      2,147        474       25,364    28,585
Stock compensation......     --     --      5,293         --           --     5,293
Preferred dividends.....     --     --      5,000         --       (5,000)       --
Issuance of common
   stock, net of
   offering costs.......     80     --     80,540         --           --    80,620
Conversion of Series A
   preferred stock......     --    100     49,900         --           --    50,000
Conversion of Series B
   preferred stock......     10     --      4,990         --           --     5,000
Conversion of Class B
   common stock to Class
   A common stock.......     39    (39)        --         --           --        --
Unrealized gain on
   marketable
   securities...........     --     --         --        802           --       802
Net loss................     --     --         --         --      (70,246)  (70,246)
                                                                           --------
Comprehensive loss......                                                    (69,444)
                           ----   ----   --------     ------     --------  --------
Balance at December 31,
   2000.................   $129   $661   $147,870     $1,276     $(49,882) $100,054
                           ====   ====   ========     ======     ========  ========


                               See accompanying notes.

                        US Unwired Inc. and Subsidiaries

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                Years ended December 31,
                                             ---------------------------------
                                                2000        1999       1998
                                             ----------  ----------  ---------
Cash flows from operating activities
Net (loss) income..........................  $ (70,246)  $ (24,167)  $  27,550
Adjustments to reconcile net (loss) income
  to net cash provided by (used in)
  operating activities:
 Extinguishment of debt....................         238       3,876         --
 Depreciation and amortization.............      43,466      19,430      9,831
 Accretion of debt discount................      29,642       4,822         --
 Minority interest.........................      (1,268)    (10,350)        --
 Unrealized gain on marketable securities..          --        (316)        --
 Deferred tax expense (benefit)............      (2,407)       (516)     3,687
 (Gain) on sale of assets..................     (29,014)         --    (57,250)
 Equity in (income)losses of affiliates....        (673)      4,870     11,738
 Non-cash stock compensation...............       5,293         799         --
 Interest income on restricted cash in
   escrow..................................        (250)       (238)      (164)
 Discontinued operations--noncash charges
   and changes in operating assets and
   liabilities.............................       1,204         177      1,246
Changes in operating assets and
  liabilities, net of acquisitions,
  disposals and discontinued operations
 Subscriber receivables....................      (2,490)     (1,378)       393
 Other receivables.........................      (4,209)     (1,028)     1,623
 Inventory.................................       2,115      (3,131)    (1,082)
 Prepaid expenses..........................      (2,132)       (570)    (4,264)
 Income tax receivable.....................      10,296      (4,772)        --
 Receivables/payables--related parties.....         (95)      1,228     (2,450)
 Other assets..............................        (520)       (277)      (298)
 Accounts payable..........................       7,066       4,004     (4,417)
 Accrued expenses..........................       9,152         131       (809)
 Deferred gain.............................      16,531          --         --
                                             ----------  ----------  ---------
Net cash provided by (used in) operating
  activities...............................      11,699      (7,406)   (14,666)
                                             ----------  ----------  ---------
Cash flows from investing activities
Purchases of property and equipment........    (158,886)    (49,894)   (20,575)
Purchase of marketable securities..........    (217,321)   (140,663)        --
Proceeds from sales of marketable
  securities...............................     194,138          --         --
Proceeds from sale of assets...............      39,818          --    154,877
Proceeds from the sale of discontinued
  operations...............................      11,522          --         --
Cash contributions from minority
  shareholder..............................         940       2,500         --
Distributions from unconsolidated
  affiliates...............................         509         421        813
Investments in unconsolidated affiliates...      (1,982)     (1,204)   (15,416)
Purchase of licenses & subscriber base.....      (3,153)     (1,063)    (6,514)
Cash acquired from consolidation of
  previous unconsolidated affiliates.......          --       1,350         --
Loan to unconsolidated affiliate...........          --      (1,582)        --
Discontinued operations....................          --      (8,219)        --
                                             ----------  ----------  ---------
Net cash provided by (used in) investing
  activities...............................    (134,415)   (198,354)   113,185
                                             ----------  ----------  ---------
Cash flows from financing activities
Proceeds from long-term debt...............      52,295     240,183     29,724
Principal payments on long-term debt.......     (14,321)    (98,350)  (100,723)
Debt issuance cost.........................        (437)    (15,693)        --
Net proceeds from the issuance of common
  stock....................................      80,620          --         --
Proceeds from issuance of preferred stock..       5,000      50,000         --
Discontinued operations--principal payments
  on long-term debt........................          --      11,840         --
                                             ----------  ----------  ---------
Net cash provided by (used in) financing
  activities...............................     123,157     187,980    (70,999)
                                             ----------  ----------  ---------
Net increase (decrease) in cash and cash
  equivalents..............................         441     (17,780)    27,520
Cash and cash equivalents at beginning of
  year.....................................      14,695      32,475      4,955
                                             ----------  ----------  ---------
Cash and cash equivalents at end of year...  $   15,136  $   14,695  $  32,475
                                             ==========  ==========  =========
Supplemental cash flow disclosures
Cash paid for interest.....................  $    4,181  $    8,390  $   5,008
                                             ==========  ==========  =========
Cash paid for income taxes.................  $       23  $      778  $  17,488
                                             ==========  ==========  =========
Non-cash activities
Conversion of mandatory redeemable
  preferred stock to common stock..........  $   55,000  $       --  $      --
                                             ==========  ==========  =========
Property purchases in accounts payable.....  $    8,217  $    9,522  $     974
                                             ==========  ==========  =========
Distribution receivable from affiliate.....  $       --  $       --  $     120
                                             ==========  ==========  =========
Distribution of fixed assets from
  unconsolidated affiliate.................  $   14,995  $       --  $      --
                                             ==========  ==========  =========
Distribution of long-term debt and capital
  lease obligation from unconsolidated
  affiliate................................  $   21,612  $       --  $      --
                                             ==========  ==========  =========

                            See accompanying notes.

                        US UNWIRED INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 2000

1. Description of Business and Summary of Significant Accounting Policies

 Description of Organization

     US Unwired Inc. (the "Company") is principally engaged in the ownership and operation of wireless communications systems in the Gulf States region of the United States. At December 31, 2000, the Company owns and operates PCS, cellular, and paging communications systems. The Company was incorporated as Mercury, Inc. in 1967 by the principal shareholders of Cameron Communications Corporation ("Cameron") to provide complementary services to Cameron's local and line telephone service.

     On September 27, 1999, the Company completed a reorganization by which the shareholders of "old" US Unwired Inc. exchanged all of their shares of common stock for an equal number of shares with the same rights and privileges in "new" US Unwired (the Holding Company) and "old" US Unwired changed its name to Unwired Telecom Corp. All outstanding stock options were exchanged for stock options of the Holding Company at the same exchange ratio. As a result, Unwired Telecom Corp is now a wholly-owned subsidiary of the Holding Company. This reorganization has been accounted for at historical cost in a manner similar to that in pooling of interests accounting.

 Consolidation Policy

     The consolidated financial statements include the accounts of US Unwired Inc. and its majority-owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation. Losses of subsidiaries attributable to minority stockholders in excess of the minority interest in the equity capital of the subsidiary are not eliminated in consolidation.

     During 1999, the Company made a series of capital contributions (including contributions made by Unwired Telecom) to Louisiana Unwired, LLC ("LA Unwired") that increased its ownership percentages in LA Unwired to 93.86%. The Company's financial statements for the year ended December 31, 2000 and 1999 include the financial position and results of operations of LA Unwired on a consolidated basis.

 Cash Equivalents

     The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

 Marketable Securities

     The Company accounts for marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company determines the appropriate classification of all marketable securities as held-to-maturity, available-for-sale, or trading

                        US UNWIRED INC. AND SUBSIDIARIES

                               December 31, 2000

at the time of purchase and re-evaluates such classification as of each balance sheet date. At December 31, 2000, all of the Company's investments in marketable securities are classified as available-for-sale, and as a result, are reported at fair value. Unrealized gains and losses, net of tax, are reported as a component of accumulated other comprehensive income in stockholders' equity. The cost of investments sold is based on the average cost method, and realized gains and losses are included in other income (expense).

 Inventory

     Inventory consists of PCS and analog telephones, pagers and related accessories and is carried at cost. Cost is determined by the moving average method, which approximates the first-in, first-out method.

 Property and Equipment

     Property and equipment is stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets as follows:

                                                                          Years
                                                                          ------
   Buildings.............................................................   39
   Leasehold improvements................................................ 3 to 5
   Facilities and equipment..............................................   5
   Furniture, fixtures, and vehicles..................................... 5 to 7

 Licenses

     Licenses consist primarily of costs incurred in connection with the Company's acquisition of PCS licenses and systems. These assets are recorded at cost and amortized using the straight-line method over an estimated useful life of 20 years. Amortization expense charged to operations for licenses in 2000, 1999 and 1998 was $616,000, $341,000 and $-0-, respectively.

 Deferred Financing Costs

     Deferred financing costs include costs incurred in connection with the issuance of the Company's long-term debt that are capitalized and amortized over the terms of the related debt using the interest method. Amortization expense charged to operations in 2000, 1999 and 1998 was $1,301,000, $450,000 and $49,000, respectively.

 Impairment of Long-Lived Assets

     The Company assesses long-lived assets for impairment under Statement of Financial Accounting Standards ("SFAS") 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS 121 requires that long-lived assets and certain

                        US UNWIRED INC. AND SUBSIDIARIES

                               December 31, 2000

identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company periodically evaluates the recoverability of the carrying amounts of its licenses and property and equipment in each market, as well as the depreciation and amortization periods based on estimated undiscounted future cash flows and other factors to determine whether current events or circumstances warrant reduction of the carrying amounts or acceleration of the related amortization period. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

 Investments in Unconsolidated Affiliates

     The Company's investments in less than majority-owned affiliated companies are accounted for using the equity method and equity in earnings (losses) are reported as equity in income (losses) of affiliates. Any difference between the carrying amount of investments in unconsolidated affiliates and the Company's percentage ownership in the underlying equity in the net assets of the investee is amortized over 7 years.

 Revenue Recognition

     The Company earns revenue by providing access to and usage of its PCS, cellular and paging networks and sales of PCS, cellular and paging merchandise. Service revenues include revenues for charges to subscribers for both access to and usage of the Company's PCS, cellular and paging networks. These revenues are recognized as they are earned by the Company. Revenues from the sales of merchandise are recognized when the merchandise is provided to the customer.

     The accounting policy for the recognition of activation fee revenue is to record the revenue over the periods such revenue is earned in accordance with the current interpretations of SEC Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." Accordingly, activation fee revenue and direct customer activation expense has been deferred and will be recorded over the average life for those customers (30 months) that are assessed an activation fee. As of December 31, 2000, the Company has deferred $227,000 of activation fee revenue and direct customer activation costs to future periods.

 Advertising Costs

     Advertising costs are charged to expenses as incurred. For the years ended December 31, 2000, 1999 and 1998, approximately $14,027,000, $5,160,000 and
$3,658,000, respectively, of advertising costs were incurred.

                        US UNWIRED INC. AND SUBSIDIARIES

                               December 31, 2000


 Commissions

     Commissions are paid to sales agents for customer activations and are expensed in the month the customer is activated within the system.

 Income Taxes

     The Company accounts for deferred income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

 Earnings per Share

     Earnings per share are calculated by dividing net income by the weighted average number of shares outstanding during the period. The options and preferred stock were not included in the computation of diluted earnings per share in 2000 and 1999 because the Company is in a net loss position and, therefore, the effect would have been antidilutive.

 Stock Compensation Arrangements

     The Company accounts for its stock compensation arrangements under the provisions of APB 25, Accounting for Stock Issued to Employees.

 Use of Estimates

     The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

 Concentrations of Credit Risk

     Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of cash, accounts receivable and marketable securities. The Company places its cash and temporary cash investments with high credit quality financial services companies. Collectibility of subscriber receivables is impacted by economic trends in each of the Company's markets and the Company has provided an allowance which it believes is adequate to absorb losses from uncollectible accounts.

 Reclassifications

     Certain reclassifications have been made to the 1998 and 1999 financial statements to conform to the 2000 presentation.

                        US UNWIRED INC. AND SUBSIDIARIES

                               December 31, 2000


 New Accounting Pronouncements

     On July 8, 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, "Deferral of the Effective Date of SFAS 133." SFAS No. 137 defers the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to all fiscal quarters of all fiscal years beginning after June 15, 2000. The adoption is not expected to have a material effect on the Company's consolidated results of operations, financial position, or cash flows.

2. Marketable Securities

     As of December 31, 2000, the Company's investments in marketable securities consist of debt securities with maturities ranging from 30 days to 60 days from the date of purchase. The following is a summary of the Company's available-for-sale marketable securities as of December 31, 2000:

                                                  Gross      Gross    Estimated
                                      Amortized Unrealized Unrealized   Fair
                                        Cost      Gains      Losses     Value
                                      --------- ---------- ---------- ---------
                                                   (In thousands)
    Commercial paper................. $119,008    $1,276      $--     $120,284
    Fixed income mutual funds........   45,154        --       --       45,154
                                      --------    ------      ---     --------
                                      $164,162    $1,276      $--     $165,438
                                      ========    ======      ===     ========

     For the years ended December 31, 2000 and 1999, there were net realized gains and losses of $7,645,000 and $-0-, respectively, on sales of available-for-sale marketable securities included in interest income.

3. Acquisitions and Dispositions of Markets

     Effective July 1, 1998, the Company sold substantially all of the assets related to its Kansas, Mississippi and Alabama cellular markets, as well as its majority ownership interest in a certain subsidiary for approximately $161,500,000, subject to purchase price adjustments as defined in the sale agreement. Approximately $5,000,000 was placed in escrow to settle any adjustments to the purchase price. The cash in escrow and related interest income has been recorded as restricted cash in escrow in the accompanying consolidated balance sheet.

     Effective January 1, 2000, the Company entered into an agreement with Gulf Coast Wireless Limited Partnership ("Gulf Coast Wireless"), formerly known as Meretel Communications Limited Partnership, to receive an 80% ownership interest in each of the Beaumont-Port Arthur and Lufkin-Nacogdoches Business Trading Areas ("BTAs" or "markets") in exchange for a reduction in the Company's ownership interest in Gulf Coast Wireless from 24.33% to 13.28%. The Company contributed these net assets to a new partnership, Texas Unwired, a Louisiana general partnership ("Texas Unwired"), of which the Company's majority owned subsidiary, LA Unwired, is the managing partner and owns an 80% interest. The contributed net assets were recorded at fair value.

                        US UNWIRED INC. AND SUBSIDIARIES

                               December 31, 2000

Additionally, this transaction resulted in a similar reduction in the Company's guarantee of Gulf Coast Wireless' debt to approximately $2.5 million. In connection with these transactions with Gulf Coast Wireless, the Company recorded gains of $2.2 million and $2.6 million related to the exchange of the Beaumont-Port Arthur and Lufkin-Nacogdoches markets for a reduction in the Company's ownership interest in Gulf Coast Wireless and the reduction of its debt guarantee, respectively.

     Effective May 31, 2000, the Company sold its ownership interest in Xspedius Corporation ("Xspedius"), formerly known as LEC Unwired, the Company's competitive local exchange carrier operating segment, for approximately $11.5 million. The Company recognized a gain of approximately $7.5 million, net of income taxes of $5.1 million, on the transaction. Included in this gain are 2000 operating losses for Xspedius of $2.2 million. In 1999, Xspedius' operating losses were presented as loss from discontinued operations. Prior to 1999, Xspedius was accounted for as an equity investment, and there were no revenues recorded by the Company for Xspedius. The loss from discontinued operations in 1998 represents the Company's minority interest in Xspedius' losses for the year.

4. Property and Equipment

     Major categories of property and equipment were as follows:

                                                                December 31,
                                                              -----------------
                                                                2000     1999
                                                              -------- --------
                                                               (in thousands)
    Land..................................................... $  1,061 $  1,061
    Buildings................................................    4,778    2,011
    Leasehold improvements...................................    2,264    1,198
    Facilities and equipment.................................  257,923  127,587
    Furniture, fixtures, and vehicles........................    4,319    2,186
    Construction in progress.................................   15,463   12,729
                                                              -------- --------
                                                               285,808  146,772
                                                              -------- --------
      Less accumulated depreciation..........................   73,426   40,705
                                                              -------- --------
                                                              $212,382 $106,067
                                                              ======== ========

     The Company recorded depreciation expense of $38,821,000, $20,563,000 and $6,444,000 during the years ended December 31, 2000, 1999 and 1998, respectively.

     The Company leases certain facilities and equipment under capital leases. Assets recorded under capital leases are amortized over the lives of the respective leases. Assets under these obligations, totaling $8,367,000 (net of accumulated amortization of $566,000) at December 31, 2000 are included in facilities and equipment.

                        US UNWIRED INC. AND SUBSIDIARIES

                               December 31, 2000


5. Investments in Unconsolidated Affiliates

     Investments in unconsolidated affiliates consists of the following:

                                              Percentage
                                               Ownership
                                             --------------
                                             December 31,     December 31,
                                             --------------  ----------------
                                              2000    1999    2000     1999
                                             ------  ------  -------  -------
Gulf Coast Wireless.........................  13.28%  24.33% $(4,105) $(3,908)
Command Connect, LLC ("Command Connect")....  50.00%  50.00%     309    1,081
GTE Mobilnet of Texas RSA #21 Limited
   Partnership ("GTE #21")..................  25.00%  25.00%   1,285      761
Wireless Management Corporation.............  20.00%  33.33%      --      206
                                                             -------  -------
                                                             $(2,511) $(1,860)
                                                             =======  =======

     Prior to June 1998, Gulf Coast Wireless was the owner and operator of PCS licenses in Lafayette, Louisiana; Baton Rouge, Louisiana; and Beaumont, Texas. On June 8, 1998, Gulf Coast Wireless entered into an agreement with Sprint PCS in which Gulf Coast Wireless agreed to manage Sprint's PCS networks within each Basic Trading Area in which Gulf Coast Wireless operates. Pursuant to this agreement, Sprint PCS pays Gulf Coast Wireless 92% of collected revenues, as defined, from customers in these markets. The agreement requires that Gulf Coast Wireless build out the PCS networks in accordance with FCC requirements and deadlines. Gulf Coast Wireless and Sprint PCS will share equally the costs for any necessary relocation of microwave sources that interfere with Sprint's PCS spectrum. In conjunction with this agreement, Gulf Coast Wireless elected to participate in the FCC's amnesty program whereby Gulf Coast Wireless surrendered its licenses in exchange for extinguishment of all outstanding debt and related accrued interest due to the FCC.

     Although, the Company's ownership interest in Gulf Coast Wireless was decreased to 13.28% in 2000 (see Note 3), the Company continues to account for this investment on the equity method primarily due to the Company's 20% interest in Wireless Management Corporation, the general partner of Gulf Coast Wireless.

     Command Connect owns certain PCS licenses. Command Connect originally purchased the owned licenses, and holds the licenses until such time as LA Unwired builds out the network for these licenses. At that time, the license is transferred from Command Connect to LA Unwired, who commences operations.

     GTE #21 operates a cellular network in Texas RSA #21.

                        US UNWIRED INC. AND SUBSIDIARIES

                               December 31, 2000


     As discussed in Note 1, the Company increased its ownership in LA Unwired during 1999. As a result, LA Unwired is presented on a consolidated basis in 1999 and 2000. Summary financial information for Wireless Management Corporation as of December 31, 2000 is not available. Summary financial information for the above-mentioned unconsolidated affiliates is as follows for the years ended December 31, 2000, 1999 and 1998:

                                                    2000      1999      1998
                                                  --------  --------  --------
                                                        (In thousands)
    Gulf Coast Wireless:
      Total assets............................... $ 51,946  $ 63,195  $ 52,552
      Total liabilities..........................   82,292    93,317    64,951
                                                  --------  --------  --------
      Partners' capital.......................... $(30,346) $(30,122) $(12,399)
                                                  ========  ========  ========
      Revenue.................................... $ 35,859  $ 23,691  $  8,353
                                                  ========  ========  ========
      Operating expenses......................... $ 41,949  $ 39,876  $ 30,056
                                                  ========  ========  ========
      Net loss................................... $(19,841) $(20,535) $(29,704)
                                                  ========  ========  ========
    Command Connect:
      Total assets............................... $  2,319  $  3,790  $  5,178
      Total liabilities..........................    1,658     1,582     2,456
                                                  --------  --------  --------
      Members' capital........................... $    661  $  2,208  $  2,722
                                                  ========  ========  ========
      Revenue.................................... $     --  $     --  $     11
                                                  ========  ========  ========
      Operating expenses......................... $     15  $     10  $    463
                                                  ========  ========  ========
      Net loss................................... $   (316) $   (563) $   (452)
                                                  ========  ========  ========
    GTE #21:
      Total assets............................... $  5,393  $  3,105  $  3,285
      Total liabilities..........................      223        54        51
                                                  --------  --------  --------
      Members' capital........................... $  5,170  $  3,051  $  3,234
                                                  ========  ========  ========
      Revenue.................................... $  5,278  $  2,913  $  2,572
                                                  ========  ========  ========
      Operating expenses......................... $  1,246  $    962  $    798
                                                  ========  ========  ========
      Net income................................. $  4,117  $  1,981  $  1,808
                                                  ========  ========  ========
    Wireless Management Corporation:
      Total assets............................... $    n/a  $     --  $     --
      Total liabilities..........................      n/a        17        --
                                                  --------  --------  --------
      Members' capital........................... $    n/a  $    (17) $     --
                                                  ========  ========  ========
      Revenue.................................... $    n/a  $     --  $     --
                                                  ========  ========  ========
      Operating expenses......................... $    n/a  $      2  $     --
                                                  ========  ========  ========
      Net loss................................... $    n/a  $   (258) $     --
                                                  ========  ========  ========
    LA Unwired:
      Total assets............................... $     --  $     --  $ 67,248
      Total liabilities..........................       --        --    51,256
                                                  --------  --------  --------
      Members' capital........................... $     --  $     --  $ 15,992
                                                  ========  ========  ========
      Revenue.................................... $     --  $     --  $  1,509
                                                  ========  ========  ========
      Operating expenses......................... $     --  $     --  $  9,633
                                                  ========  ========  ========
      Net loss................................... $     --  $     --  $ (9,474)
                                                  ========  ========  ========

                        US UNWIRED INC. AND SUBSIDIARIES

                               December 31, 2000


6. Accrued Expenses

     Accrued expenses consisted of the following:

                                                                  December 31,
                                                                 --------------
                                                                  2000    1999
                                                                 ------- ------
                                                                 (In thousands)
    Accrued taxes, other than income............................ $ 2,041 $  555
    Accrued payroll.............................................     588    450
    Unearned revenue and customer deposits......................   1,561    305
    Accrued interest expense....................................      39     21
    Accrued commissions.........................................   4,945    582
    Other.......................................................   2,401    135
                                                                 ------- ------
                                                                 $11,575 $2,048
                                                                 ======= ======

7. Long-Term Debt

     Long-term debt, including capital lease obligations, consisted of the following:

                                                                December 31,
                                                              -----------------
                                                                2000     1999
                                                              -------- --------
                                                               (In thousands)
    Debt outstanding under credit facilities:
      Senior subordinated discount notes..................... $243,686 $214,045
      Bank credit facility...................................   50,000       --
      Capital leases.........................................    8,093       --
      Promissory note........................................    2,189       --
      FCC debt...............................................    1,087    1,509
      Vendor financing.......................................      478      526
                                                              -------- --------
    Total long-term debt.....................................  305,533  216,080
    Less current maturities..................................      690      188
                                                              -------- --------
    Long-term obligations, excluding current maturities...... $304,843 $215,892
                                                              ======== ========

     On October 29, 1999, US Unwired issued $400 million of 13 3/8% Senior Subordinated Discount Notes due November 1, 2009 ("the Notes"). The Notes were issued at a substantial discount such that the Company received gross proceeds of approximately $209.2 million. Interest on the Notes will not begin to accrue until November 1, 2004. Prior to that time, in lieu of interest, the Notes will increase in value daily, compounded on each May 1 and November 1, at the rate of 13 3/8% per year. The value of the Notes on November 1, 2004 will be equal to the face amount of the Notes. On that date, the Notes will accrue interest at the rate of 13 3/8% per year and the Company will be required to pay the accrued interest beginning May 1, 2005, and on each November 1 and May 1 thereafter.

     The Notes are fully, unconditionally, and joint and severally guaranteed by LA Unwired and, prior to the sale of LEC Unwired (see Note 3), LEC Unwired also guaranteed these notes on a full,

                        US UNWIRED INC. AND SUBSIDIARIES

                               December 31, 2000

unconditional, and joint and several basis (collectively "Guarantor Subsidiaries" and individually "Guarantor"). Each of the guarantees is a general unsecured obligation of the Guarantor and will rank equally in right of payment to all of our existing and future senior subordinated indebtedness and senior in right of payment of existing and future obligations that are expressly subordinated in right to payment to the Notes. The Notes will rank junior to all existing and future senior debt. See Note 14 for the condensed consolidating balance sheets as of December 31, 2000 and 1999 and the related condensed consolidating statements of operations and cash flows for each of the three years in the period ended December 31, 2000 related to the Guarantor and non-Guarantor Subsidiaries.

     In connection with the issuance of the above mentioned Notes, LA Unwired's existing $130 million senior credit facilities and US Unwired's existing bank credit facility were extinguished. As a result, the unamortized debt issuance costs related to these existing credit facilities, totaling $3,262,000, were written off, net of tax of $749,000, as an extraordinary item.

     Effective October 1, 1999, US Unwired entered into senior credit facilities for $130 million. The senior credit facilities provide for an $80 million reducing revolving credit facility, which matures on September 30, 2007, and a $50 million delay draw term loan, which matures on September 30, 2007. The reducing revolver will be permanently reduced in quarterly installments beginning on June 30, 2000, in amounts which vary between $1.3 million and $6.0 million. The term loan will be amortized in quarterly installments beginning on June 30, 2003, in quarterly amounts which vary between $1.3 million and $3.7 million. Interest on all loans made under the senior credit facilities bear interest at variable rates tied to the prime rate, the federal funds rate or LIBOR. At December 31, 2000, there was $50,000,000 outstanding under these senior credit facilities.

     These senior credit facilities require US Unwired to pay an annual commitment fee ranging from 1.5% to 1% of the unused commitment under the senior credit facilities. The senior credit facilities are secured by a first priority security interest in all tangible and intangible assets of US Unwired (other than the corporate headquarters building), LA Unwired and Unwired Telecom (including the owned PCS licenses, to the extent legally permitted); pledge by US Unwired and Cameron of 100% of the ownership interest in LA Unwired; a pledge by US Unwired of its ownership interest in Unwired Telecom; a pledge by LA Unwired of its ownership in Texas Unwired; and an assignment by LA Unwired of all Sprint PCS agreements and any network contract (including software rights). Additionally, the senior credit facilities are subject to certain restrictive covenants. At December 31, 2000, the Company was in compliance with these restrictive covenants.

     In December 1999, Command Connect contributed various PCS licenses to LA Unwired. As part of this contribution, LA Unwired assumed the related debt of $2,252,000 with the FCC. This debt bears interest at 8.75% and provides for quarterly principal and interest payments of approximately $68,000 through April 30, 2007. The contributed assets and assumed liabilities have been recorded at their historical costs.

                        US UNWIRED INC. AND SUBSIDIARIES

                               December 31, 2000


     On June 23, 1999, LA Unwired entered into senior credit facilities for $130 million with certain lenders. The senior credit facilities provided for an $80 million reducing revolving credit facility, which was to mature on September 30, 2007, and a $50 million delay draw term loan, which was to mature on September 30, 2007. All loans made under the senior credit facilities bear interest at variable rates tied to the prime rate, the federal funds rate or the London Interbank Offering Rate ("LIBOR").

     A portion of the proceeds from this new credit facility were used to extinguish LA Unwired's existing credit facility. As a result, the unamortized debt issuance costs related to this existing credit facility, totaling $614,000, were written off, net of tax of $135,000, as an extraordinary item.

     In 1999, Gulf Coast Wireless entered into capital lease agreements to lease certain towers for a 15-year period. As part of the agreement discussed in Note 3 above, Texas Unwired assumed Gulf Coast Wireless' obligations with respect to 31 of these towers in the Beaumont-Port Arthur and Lufkin-Nacogdoches markets. During 2000, the Company executed two additional tower capital leases, bringing the total to 33.

     During 2000, the LA Unwired extinguished $13.9 million of debt related to Texas Unwired. As a result, the unamortized debt issuance costs related to this debt, totaling $238,000, was written off as an extraordinary item.

     On January 12, 2000, the Company entered into a promissory note in the amount of $2,295,000 with a bank to finance the purchase of an office building. The note bears interest at LIBOR plus 2% and provides for 59 monthly payments of $9,653 through December 10, 2004 and one final payment of $1,742,468 due on January 10, 2005. The note is secured by real estate collateral and is guaranteed by Cameron Communications.

     Maturities of long-term debt, including capital lease obligations, for the five years succeeding December 31, 2000 are as follows:

                                                            Capital
                                                Long-Term    Lease
                                                  Debt    Obligations  Total
                                                --------- ----------- --------
                                                        (In thousands)
    2001......................................  $    289    $   792   $  1,081
    2002......................................       303        792      1,095
    2003......................................       320        792      1,112
    2004......................................       336        792      1,128
    2005......................................     1,971        792      2,763
    Thereafter................................   294,221      7,278    301,499
                                                --------    -------   --------
                                                 297,440     11,238    308,678
    Less amounts representing interest........        --     (3,145)    (3,145)
                                                --------    -------   --------
    Long-term debt and present value of future
       lease payments.........................  $297,440    $ 8,093   $305,533
                                                ========    =======   ========

                        US UNWIRED INC. AND SUBSIDIARIES

                               December 31, 2000


8. Income Taxes

     Income tax expense (benefit) for the years ended December 31, 2000, 1999 and 1998 is as follows:

                                                       2000      1999     1998
                                                      -------  --------  -------
                                                           (In thousands)
    Federal:
      Current........................................ $ 5,066  $(11,024) $11,287
      Deferred.......................................  (5,066)     (319)   3,243
                                                      -------  --------  -------
                                                                (11,343)  14,530
    State:
      Current........................................      --       170    1,838
      Deferred.......................................      --      (197)     444
                                                      -------  --------  -------
                                                           --       (27)   2,282
                                                      -------  --------  -------
                                                      $    --  $(11,370) $16,812
                                                      =======  ========  =======

     Income tax expense differs from the amounts computed by applying applicable U.S. federal income tax rate to income (loss) before income taxes, minority interest and equity in losses of affiliates as a result of the following:

                                                    2000      1999     1998
                                                  --------  --------  -------
                                                       (In thousands)
    Computed "expected" tax expense.............. $(29,597) $(13,552) $19,498
    Equity in loss of affiliates.................      236    (1,705)  (4,549)
    Minority interest............................      444     4,176       --
    Discontinued operations......................    4,414        --       --
    Extraordinary item...........................      (83)     (884)      --
    Surtax.......................................       --        --      636
    Permanent differences........................    1,169       190       --
    Change in valuation allowance................   27,455        --       --
    State income taxes, net of Federal income
       taxes.....................................       --       (27)   1,852
    Other, net...................................   (4,038)      432     (625)
                                                  --------  --------  -------
                                                  $     --  $(11,370) $16,812
                                                  ========  ========  =======

                        US UNWIRED INC. AND SUBSIDIARIES

                               December 31, 2000


     The tax effects of temporary differences that give rise to the significant components of deferred tax assets and deferred tax liabilities at December 31, are presented below:

                                                                  2000    1999
                                                                 ------- ------
                                                                 (In thousands)
    Deferred tax assets:
      Federal net operating losses.............................. $ 5,570 $   --
      State net operating losses................................   2,722  2,026
      Interest on Notes.........................................  13,792  1,911
      Stock compensation........................................   2,291    320
      Tax credit carryforward...................................   2,603     --
      Investment in affiliates..................................     713     --
      Accrued expenses..........................................     622     --
      Fixed assets..............................................     935     --
      Other.....................................................     661    213
                                                                 ------- ------
      Deferred tax assets.......................................  29,909  4,470
      Less valuation allowance..................................  29,398  2,026
                                                                 ------- ------
                                                                     511  2,444
                                                                 ------- ------
    Deferred tax liabilities:
      Fixed assets..............................................      --  1,992
      Unrealized gain on marketable securities..................     511    316
      Interest on related party debt............................      --    126
      Investment in affiliates..................................      --  2,417
                                                                 ------- ------
                                                                     511  4,851
                                                                 ------- ------
    Net deferred tax liability.................................. $    -- $2,407
                                                                 ======= ======

     At December 31, 2000, the Company had available approximately $13,925,000 of net tax operating loss carryforwards for federal income tax purposes. This carry forward, which may provide future tax benefits, expires in 2020. The Company also had available approximately $54,449,000 of net tax operating loss carry forward for state income tax purposes which will begin to expire in 2013.

     In assessing the realizability of deferred tax assets at December 31, 2000, the Company considered whether it was more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon these considerations, the Company provided a valuation allowance to reduce the carrying value of certain of its deferred tax assets.

                        US UNWIRED INC. AND SUBSIDIARIES

                               December 31, 2000


9. Stockholder's Equity

     The Company is authorized by its Articles of Incorporation to issue 200,000,000 shares of preferred stock upon the authorization of the Company's Board of Directors. The Board of Directors is authorized to fix the dividend rights and terms, conversion and voting rights, redemption rights and other privileges and restrictions applicable to the stock.

     The Company has two classes of authorized common stock, Class A common stock and Class B common stock. Other than as to voting rights and transfer restrictions applicable to the Class B shares, the Class A and Class B shares have identical rights.

     Class A shares have one vote per share and Class B shares have ten votes per share. Shares of Class B common stock generally convert automatically into shares of Class A common stock on a share-for-share basis upon the transfer of the Class B shares to other than a "qualified holder," generally the original holders of Class B shares. Class B shares are also subject to other transfer restrictions.

     Contemporaneously with the issuance of the Notes discussed in Note 7, the Company issued 500,000 shares of Series A preferred stock for $50 million. The holders of the Series A preferred and any of its affiliates who become holders may convert the preferred stock into Class B common stock, at any time, at a price of $4.98 per share, and such holders have voting rights of Class B common shareholders on an as-converted basis. The Series A preferred stock had a mandatory redemption at its stated value 91 days after the maturity of the Notes. Further, if a certain holder of the Series A preferred stock holds 50% or more of our common stock issued or issuable upon conversion of the Series A preferred stock, it may elect two persons to our board of directors; if such certain holder holds less than 50% but more than 25% of our common stock issued or issuable upon conversion of the Series A preferred stock, it may elect one person to our board of directors.

     On February 15, 2000, the Company issued $5 million of its Series B senior redeemable convertible preferred stock. The Series B preferred stock had similar rights to those of the Series A preferred stock except that it was convertible into Class A common stock at $4.98 per share and the holders of the Series B preferred stock had the voting rights of Class A common shareholders. The Company used its estimated initial public offering price to value its Class A stock solely for purposes of calculating whether the Series B preferred stock provided the holders of such preferred stock with a beneficial conversion feature for financial reporting purposes. As a result, the Company allocated $5.0 million to such beneficial conversion feature in accordance with EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingency Adjustable Conversion Ratios." Further, as the holder could exercise the conversion at any time, the Company recognized a preferred dividend of $5.0 million on February 15, 2000.

     On April 4, 2000, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission for the sale to the public of 8,000,000 shares of its Class A common

                        US UNWIRED INC. AND SUBSIDIARIES

                               December 31, 2000

stock ("the Stock Offering"). The registration statement became effective on May 17, 2000, and 8,000,000 shares were issued on May 23, 2000 at the price of $11.00 per share before an underwriting discount. The underwriters had the option to purchase up to an additional 1.2 million shares from selling stockholders at the same price of $11.00 per share before the discount. The underwriters exercised a portion of their over allotment option, and on June 12, 2000, purchased 236,700 shares. The Company received net proceeds of $80.6 million after the underwriting discount of $6.2 million and expenses of $1.2 million.

     Simultaneous with the closing of the Stock Offering, 50,000 shares of Series B senior redeemable convertible preferred stock were converted to 1,003,838 shares of Class A common stock and 500,000 shares of Series A senior redeemable convertible preferred stock was converted into 10,038,417 shares of Class B common stock.

10. Stock Option Plan

     During 1999, the Board of Directors amended and modified the 1998 Equity Plan to the US Unwired Inc. 1999 Equity Incentive Plan (the "1999 Equity Plan"). As part of this amendment, the maximum aggregate amount of Common Stock with respect to which options or other awards may be granted was increased from 8,528,640 to 12,259,920 shares. As of December 31, 2000, 5,322,769 shares of common stock were available for future grants under the 1999 Equity Plan.

     The following summarizes stock option activity and related information:

                                       Year ended December 31,
                             -------------------------------------------------
                                     2000                      1999
                             ------------------------  -----------------------
                                           Weighted                 Weighted
                                            Average                  Average
                                           Exercise                 Exercise
                              Shares         Price      Shares        Price
                             ----------   -----------  ----------  -----------
                              (In thousands, except per share amounts)
    Outstanding--beginning
       of year..............      3,543    $     2.10          --   $       --
      Granted...............      3,530          7.02       3,543         2.10
      Exercised.............         --            --          --           --
      Forfeited.............       (136)         4.98          --           --
                             ----------    ----------  ----------   ----------
    Outstanding--end of
       year.................      6,937    $     4.54       3,543   $     2.10
                             ==========    ==========  ==========   ==========
    Exercisable--end of
       year.................        886    $     2.10          --   $       --
                             ==========    ==========  ==========   ==========
    Weighted average fair
       value of options
       granted with exercise
       price:
      Equal to market
         price..............               $     8.28               $       --
                                           ==========               ==========
      Less than market
         price..............               $     9.46               $     1.04
                                           ==========               ==========
      Greater than market
         price..............               $       --               $      .06
                                           ==========               ==========

                        US UNWIRED INC. AND SUBSIDIARIES

                               December 31, 2000


     The following table summarizes information concerning outstanding options at December 31, 2000:

                                    Weighted Average                              Number of
       Range of                        Remaining                                   Options
    Exercise Prices                 Contractual Life                             Outstanding
    ---------------                 ----------------                             -----------
        $ 1.13                         8.6 years                                  2,654,539
        $ 4.98                         8.9 years                                  3,019,592
        $ 8.94                         9.2 years                                    200,000
        $11.00                         9.4 years                                  1,063,020

     All options granted under the 1999 Equity Plan have a ten-year term and vest over a four year period. As allowed by SFAS No. 123, the Company has elected to continue to follow APB Opinion No. 25, Accounting for Stock Issued to Employees, which does not provide for compensation expense on the issuance of stock options if the option terms are fixed and the exercise price equals the fair value of the underlying stock on the grant date.

     In connection with these options, the Company has total deferred stock compensation of $22,187,000, of which $5,293,000 and $799,000 has been recognized as stock compensation expense for the years ended December 31, 2000 and 1999, respectively, as the exercise price of these options was less than the estimated fair value of the Company's stock at the grant date.

     As required by SFAS No. 123, the Company determined the pro forma information as if the Company had accounted for stock options granted under the fair value method of SFAS No. 123. The minimum value option pricing model was used with the following weighted-average assumptions for 1999 as the Company was a non-public entity. The Black-Scholes option pricing model was used with the following weighted average assumptions for 2000.

                                                                  Year ended
                                                                 December 31,
                                                                 --------------
                                                                  2000    1999
                                                                 ------  ------
    Risk-free interest rate.....................................   6.12%   6.0%
    Expected dividend yield.....................................      0      0
    Expected volatility.........................................    .82    n/a
    Weighted average expected life (in years)...................      7      5

                        US UNWIRED INC. AND SUBSIDIARIES

                               December 31, 2000


     Had compensation expense for the Company's stock option plan been determined in accordance with SFAS No. 123, the Company's net (loss) income and basic and diluted net (loss) income per share of common stock for each of the two years in the period ended December 31, 2000 would have been:

                                                               Year ended
                                                              December 31,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
    Net loss
      As reported.......................................... $(70,246) $(24,167)
      Pro forma............................................  (73,446)  (24,224)
    Basic and diluted net loss per share of common stock
      As reported.......................................... $  (0.98) $  (0.40)
      Pro forma............................................    (1.02)    (0.40)

11. Commitments and Contingencies

     Employees of the Company participate in a 401(k) retirement plan (the "401(k) plan") sponsored by a related party. Employees are eligible to participate in the 401(k) plan when the employee has completed six months of service. Under the 401(k) plan, participating employees may defer a portion of their pretax earnings up to certain limits prescribed by the Internal Revenue Service. The Company contributes a discretionary match equal to a percentage of the deferred by the employee and a discretionary amount determined by the Company from current or accumulated net profits. The Company's contributions are fully vested upon the completion of 5 years of service. Contribution expense related to the 401(k) plan was approximately $466,000, $283,000 and $340,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

     On December 29, 2000, the Company sold 127 of its wireless communications towers and related ground leasehold rights and other assets (collectively, "towers") for gross proceeds of $39,751,000 cash. At the same time, the Company entered into an operating lease of antenna space on the sold towers from the buyer for a term of 10 years, renewable for three additional five year terms, at initial annual rental of $2,286,000 per year, increasing annually by 4% of the prior years rent. The Company recognized a gain of approximately $11,584,000 related to this transaction. In addition, the Company recorded a deferred gain of approximately $16,531,000 related to the transaction which will be amortized over the term of the operating lease.

     In connection with the sales-leaseback transaction described in above, the Company has committed to sell to the purchaser and the purchaser has an option to buy on or before March 31, 2001 up to an additional 173 towers at an aggregate cash price of $54,149,000 and for the Company to lease back space on the sold towers under similar rental terms. In addition, the Company has granted to the purchaser the option to purchase up to 100 additional towers constructed and owned by the Company through December 31, 2001.

                        US UNWIRED INC. AND SUBSIDIARIES

                               December 31, 2000


     The Company is a party to various noncancellable operating leases for facilities and equipment. Future minimum lease payments due under noncancellable operating leases with terms in excess of one year are as follows:

    Year ending December 31,                                      (In thousands)
    ------------------------                                      --------------
       2001......................................................    $  8,457
       2002......................................................      12,430
       2003......................................................      12,650
       2004......................................................      12,663
       2005......................................................      12,498
       Thereafter................................................      44,397
                                                                     --------
                                                                     $103,095
                                                                     ========

     Rental expense was $8,320,000, $2,859,000 and $1,567,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

     The Company is involved in, various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

     The Company has agreed to guarantee repayment of up to $4,105,000, plus interest and fees thereon, pursuant to a loan agreement dated May 16, 1997, related to bank financing obtained by Gulf Coast Wireless which matures in 2007.

12. Disclosure About Fair Value of Financial Instruments

     The carrying amounts of cash and cash equivalents, subscriber receivables, accrued interest and other receivables, and accounts payable and accrued expenses approximate fair value because of the short term nature of these items. The estimated fair value of the Company's senior subordinated discount notes at December 31, 2000 and 1999 was $178,000,000 and $234,078,000, compared to its carrying value of $243,686,000 and $216,080,000. The fair value of these senior subordinated discount notes is based on the most recently available trading prices. The carrying amount of the remainder of the Company's long-term debt approximates fair value due to the borrowings variable interest rates.

     Fair value estimates are subject to inherent limitations. Estimates of fair value are made at a specific point in time, based on relevant market information and information about the financial instrument. The estimated fair values of financial instruments presented above are not necessarily indicative of amounts the Company might realize in actual market transactions. Estimates of fair value are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

                        US UNWIRED INC. AND SUBSIDIARIES

                               December 31, 2000


13. Related Party Transactions

     During the years ended December 31, 2000, 1999 and 1998, the Company paid $650,000, $10,000 and $290,000, respectively, to a company owned by certain of the Company's principal stockholders for voice mail services which the Company uses in its business and also resells to its cellular subscribers.

     The Company contracts with Unibill, Inc. ("Unibill"), a subsidiary of Cameron, for all subscriber billing. The aggregate amounts paid to Cameron for such services during 2000, 1999 and 1998 totaled $4,100,000, $2,784,000 and
$2,923,000, respectively. Additionally, the Company leases office space, equipment and warehouse space from Unibill. The Company paid Unibill $250,000 in 2000 to lease these properties.

     From October 1997 through July 1998, the Company purchased PCS wholesale minutes from Gulf Coast Wireless pursuant to an oral agreement and resold the minutes to the Company's customers. The aggregate amounts paid to Gulf Coast Wireless for these minutes during the year ended December 31, 1998 totaled $1,222,000.

     The Company also purchases long distance services from Cameron pursuant to an oral agreement and resells the service to the Company's customers. The aggregate amounts paid to Cameron for such services during the years ended December 31, 2000, 1999 and 1998, totaled $2,900,000, $1,494,000 and $764,000, respectively.

     The Company has entered into management agreements with several affiliated entities. During 2000, 1999, and 1998, the Company recorded $3,972,000, $2,366,000 and $4,455,000, respectively, in management fee revenues pursuant to these agreements. During 1997, the Company entered into an agreement with Meretel whereby the Company receives a commission for each customer activated for Meretel. Commissions received under this agreement totaled approximately $1,900,000 in 1998.

     In October 1999, the Company entered into consulting agreements with William L. Henning, Sr. and John A. Henning, both of whom serve on the Company's board of directors. The Company paid $250,000 to William L. Henning, Sr. and $150,000 to John A. Henning for consulting services related to securing certain bank financing and the senior subordinated discount notes.

                        US UNWIRED INC. AND SUBSIDIARIES

                               December 31, 2000


14. Guarantor and Non-Guarantor Financial Information

     As discussed in Note 7, the following condensed consolidating balance sheets, statements of operations and cash flows set forth certain financial information regarding the Guarantor and Non-Guarantor Subsidiaries:

Condensed Consolidating Balance Sheet

                                            Year Ended December 31, 2000
                          ------------------------------------------------------------------
                           Guarantor Subsidiaries
                          --------------------------
                             US     Unwired    LA         Non-
                          Unwired   Telecom Unwired,   Guarantor                Consolidated
                            Inc.     Corp.   L.L.C.   Subsidiaries Eliminations    Total
                          --------  ------- --------  ------------ ------------ ------------
                                                   (In thousands)
ASSETS
Current assets:
 Cash and cash
   equivalents..........  $  3,641  $ 7,074 $  4,421      $ --      $      --     $ 15,136
 Marketable securities..   126,115       --   39,323        --             --      165,438
 Subscriber receivables,
   net..................        --    4,832    3,993        --             --        8,825
 Other receivable.......        60       30    5,105        --             --        5,195
 Inventory..............        --    1,359    3,158        --             --        4,517
 Prepaid expenses.......       395      148    2,836        --             --        3,379
 Receivables from
   related parties......     5,615      186      643        --         (5,097)       1,347
 Receivables from
   officers.............        --      109       --        --             --          109
                          --------  ------- --------      ----      ---------     --------
 Total current assets...   135,826   13,738   59,479        --         (5,097)     203,946
Property and equipment,
  net...................     9,717   10,531  192,134        --             --      212,382
Deferred Financing
  costs.................    11,511       --       --        --             --       11,511
Cellular licenses, net..        --       --   11,208        --             --       11,208
Restricted cash escrow..        --    5,652       --        --             --        5,652
Notes Receivable........    65,000    1,658       --        --        (65,000)       1,658
Other assets............     1,746       17    8,860        --             --       10,623
                          --------  ------- --------      ----      ---------     --------
 Total assets...........  $223,800  $31,596 $271,681      $ --      $ (70,097)    $456,980
                          --------  ------- --------      ----      ---------     --------
LIABILITIES AND
  STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable.......     1,500  $ 3,156 $ 15,571      $ --      $      --       20,227
 Accrued expenses.......     2,484      925    8,166        --             --       11,575
 Payable to related
   parties..............        --      400    4,728        --         (4,579)         549
 Notes Payable to
   related party........        --       --   65,000        --        (65,000)          --
 Current maturities of
   long term debt.......       115       51      524        --             --          690
                          --------  ------- --------      ----      ---------     --------
 Total current
   liabilities..........     4,099    4,532   93,989        --        (69,579)      33,041
Long term debt, net of
  current maturities....   295,761      426    8,656        --             --      304,843
Deferred gain...........        --       --   16,531        --             --       16,531
Investments in and
  advances to
  unconsolidated
  affiliates............  (133,863)   5,452       --        --        130,922        2,511
Stockholders' equity:
 Common stock--Class A..       129       --       --        --                         129
 Common stock--Class B..       661      600       --        --           (600)         661
 Additional paid-in
   capital..............   146,523    1,347       --        --                     147,870
 Accumulated other
   comprehensive
   income...............     1,276       --       --        --             --        1,276
 Partnership capital....        --       --  252,756        --       (252,756)          --
 Retained Earnings
   (deficit)............   (90,786)  19,239 (100,251)       --        121,916      (49,882)
                          --------  ------- --------      ----      ---------     --------
                            57,803   21,186  152,505        --       (131,440)     100,054
                          --------  ------- --------      ----      ---------     --------
 Total liabilities and
   stockholders'
   equity...............  $223,800  $31,596 $271,681      $ --      $ (70,097)    $456,980
                          ========  ======= ========      ====      =========     ========

                        US UNWIRED INC. AND SUBSIDIARIES

                               December 31, 2000

Condensed Consolidating Balance Sheet

                                             Year ended December 31, 1999
                          ---------------------------------------------------------------------
                                         Guarantor
                                       Subsidiaries
                                     ------------------
                             US      Unwired      LA         Non-
                           Unwired   Telecom   Unwired,   Guarantor                Consolidated
                            Inc.      Corp.      LLC     Subsidiaries Eliminations    Total
                          ---------  --------  --------  ------------ ------------ ------------
                                                    (In thousands)
ASSETS
Current assets:
 Cash and cash
   equivalents..........  $      --  $ 12,851  $  1,844    $    --     $      --     $ 14,695
 Subscriber receivables,
   net..................         --     4,780     1,256         --            --        6,036
 Other accounts
   receivable...........        641        83       810         --          (479)       1,055
 Inventory..............         --     3,832     2,189         --            --        6,021
 Prepaid expenses.......         97       195       854         --            --        1,146
 Income taxes
   receivable...........      3,520     6,776        --         --            --       10,296
 Receivables from
   related parties......     (4,160)    4,294       665         --          (145)         654
 Receivables from
   officers.............         --       110        --         --            --          110
                          ---------  --------  --------    -------     ---------     --------
 Total current assets...         98    32,921     7,618         --          (624)      40,013
Marketable securities...     26,599        --   114,854         --            --      141,453
Property and equipment,
  net...................         --    20,762    85,305         --            --      106,067
Deferred financing
  costs, net............     12,279        --        --         --            --       12,279
Licenses, net...........         --        --    10,462         --            --       10,462
Restricted cash
  escrow................         --     5,402        --         --            --        5,402
Note receivable from
  unconsolidated
  affiliate.............         --     1,582        --         --            --        1,582
Other assets............     30,332        27        46         --       (28,693)       1,712
                          ---------  --------  --------    -------     ---------     --------
 Total assets...........  $  69,308  $ 60,694  $218,285    $    --     $ (29,317)    $318,970
                          =========  ========  ========    =======     =========     ========
LIABILITIES AND
  STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable.......  $     172  $  5,434  $  9,012    $    --     $      --     $ 14,618
 Accrued expenses.......         --     1,040     1,568         --          (560)       2,048
 Current maturities of
   long term debt.......         --        48       140         --            --          188
 Net liabilities of
   discontinued
   operations...........         --        --        --        635           (62)         573
                          ---------  --------  --------    -------     ---------     --------
 Total current
   liabilities..........        172     6,522    10,720        635          (622)      17,427
Long term debt, net of
  current maturities....    214,045    29,171     1,369         --       (28,693)     215,892
Investments in
  subsidiaries..........   (189,824)  (12,833)       --         --       204,517        1,860
Net liabilities of
  discontinued
  operations............         --        --        --      1,341            --        1,341
Deferred income taxes...         --     2,411        --         --            (4)       2,407
Minority Interest.......         --        --        --         --         1,458        1,458
Mandatory redeemable
  preferred stock.......     50,000        --        --         --            --       50,000
Stockholders' equity:
 Common stock...........        600       600        --         --          (600)         600
 Additional paid-in
   capital..............         --     1,348        --         --           799        2,147
 Accumulated other
   comprehensive
   income...............         81        --       709         --          (316)         474
 Partners' Capital......         --        --   251,561      7,582      (259,143)          --
 Retained earnings
   (deficit)............     (5,766)   33,475   (46,074)    (9,558)       53,287       25,364
                          ---------  --------  --------    -------     ---------     --------
 Total stockholders'
   equity (deficit).....     (5,085)   35,423   206,196     (1,976)     (205,973)      28,585
                          ---------  --------  --------    -------     ---------     --------
 Total liabilities and
     stockholders'
     equity (deficit)...  $  69,308  $ 60,694  $218,285    $    --     $ (29,317)    $318,970
                          =========  ========  ========    =======     =========     ========

                        US UNWIRED INC. AND SUBSIDIARIES

                               December 31, 2000

Condensed Consolidating Statement of Operations

                                           Year Ended December 31, 2000
                          ------------------------------------------------------------------
                           Guarantor Subsidiaries
                          --------------------------
                            US     Unwired     LA         Non-
                          Unwired  Telecom  Unwired,   Guarantor                Consolidated
                           Inc.     Corp.     LLC     Subsidiaries Eliminations    Total
                          -------  -------  --------  ------------ ------------ ------------
                                                  (In thousands)
Revenues................   24,382   32,797    76,207         --      (20,335)      113,051
Operating expenses......  (35,599) (30,777) (144,910)        --       20,335      (190,946)
                          -------  -------  --------     ------      -------      --------
Operating income
  (loss)................  (11,212)   2,020   (68,703)        --           --       (77,895)
Other income (expense):
 Interest expense.......  (32,530)    (393)   (1,800)        --        1,331       (33,392)
 Interest income........    7,198      965     3,492         --       (1,331)       10,324
 Other income...........       --       --        --         --           --            --
 Gain (loss) on sale of
   certain markets......       --    2,040        --         --        2,780         4,820
 Gain (loss) on tower
   sales................       --       --    11,584         --           (3)       11,581
                          -------  -------  --------     ------      -------      --------
Total Other expense.....  (25,332)   2,612    13,276         --        2,777        (6,667)
(Loss) income before
  income tax,
  extraordinary items,
  minority interest, and
  equity in losses of
  affiliates............  (36,544)   4,632   (55,427)        --        2,777       (84,562)
Income tax (benefit)
  expense...............   (5,066)      --        --         --           --        (5,066)
                          -------  -------  --------     ------      -------      --------
(Loss) income before
  extraordinary items,
  minority interest and
  equity in income
  (losses) of
  affiliates............  (31,478)   4,632   (55,427)        --        2,777       (79,496)
Minority interest in
  losses of affiliates..       --       --     1,488         --         (220)        1,268
Equity in losses of
  affiliates............  (55,610) (18,868)       --         --       75,151           673
                          -------  -------  --------     ------      -------      --------
(Loss) income from
  continuing
  operations............  (87,088) (14,236)  (53,939)        --       77,708       (77,555)
Extraordinary item--
  early extinguishment
  of debt, net..........       --       --      (238)        --           --          (238)
(Loss) income from
  discontinued
  operations............    9,758       --        --     (2,211)          --         7,547
                          -------  -------  --------     ------      -------      --------
Net Income (loss).......  (77,330) (14,236)  (54,177)         0       77,708       (70,246)
Preferred stock
  dividend..............    5,000                                                    5,000
                          -------  -------  --------     ------      -------      --------
Net (loss) available to
  common shareholders...  (82,330) (14,236)  (54,177)        --       77,708       (75,246)
                          =======  =======  ========     ======      =======      ========

                        US UNWIRED INC. AND SUBSIDIARIES

                               December 31, 2000

Condensed Consolidating Statement of Operations

                                          Year ended December 31, 1999
                          ---------------------------------------------------------------
                                       Guarantor
                                     Subsidiaries
                                   ------------------
                            US     Unwired      LA         Non-
                          Unwired  Telecom   Unwired,   Guarantor   Consolidated
                           Inc.     Corp.      LLC     Subsidiaries Eliminations  Total
                          -------  --------  --------  ------------ ------------ --------
                                                 (In thousands)
Revenues................  $    --  $ 46,158  $ 18,108    $    --      $(5,634)   $ 58,632
Operating expenses......      115    40,478    47,658         --       (4,361)     83,890
                          -------  --------  --------    -------      -------    --------
Operating income
  (loss)................     (115)    5,680   (29,550)        --       (1,273)    (25,258)
Other income (expense):
 Interest expense.......  (5,157)    (2,331)   (4,297)        --          560     (11,225)
 Interest income........    1,444     1,717       348         --         (560)      2,949
 Other income...........       --        --       587         --           --         587
 Gain on sale of
   assets...............       --       819        --         --           --         819
                          -------  --------  --------    -------      -------    --------
(Loss) income before
  income taxes,
  extraordinary items,
  minority interest, and
  equity in losses of
  affiliates............  (3,828)     5,885   (32,912)        --       (1,273)    (32,128)
Income tax (benefit)
  expense...............  (3,520)    (7,530)       --         --        2,036      (9,014)
                          -------  --------  --------    -------      -------    --------
(Loss) income before
  extraordinary items,
  minority interest and
  equity in losses of
  affiliates............     (308)   13,415   (32,912)        --       (3,309)    (23,114)
Minority interest in
  losses of
  affiliates............       --        --        --         --       10,350      10,350
Equity in losses of
  affiliates............  (5,458)   (29,283)       --         --       29,871      (4,870)
                          -------  --------  --------    -------      -------    --------
Income (loss) from
  continuing
  operations............   (5,766)  (15,868)  (32,912)        --       36,912     (17,634)
Loss from discontinued
  operations............       --        --        --     (7,067)       3,526      (3,541)
Extraordinary item-early
  extinguishment of
  debt..................       --      (188)   (3,688)        --          884      (2,992)
                          -------  --------  --------    -------      -------    --------
Net loss................  $(5,766) $(16,056) $(36,600)   $(7,067)     $41,322    $(24,167)
                          =======  ========  ========    =======      =======    ========

                                          Year ended December 31, 1998
                          ---------------------------------------------------------------
                                       Guarantor
                                     Subsidiaries
                                   ------------------
                            US     Unwired      LA         Non-
                          Unwired  Telecom   Unwired,   Guarantor   Consolidated
                           Inc.     Corp.      LLC     Subsidiaries Eliminations  Total
                          -------  --------  --------  ------------ ------------ --------
                                                 (In thousands)
Revenues................  $    --  $ 67,735  $  1,509    $ 3,976      $(1,509)   $ 71,711
Operating expenses......       --    63,704     9,633      3,532       (9,633)     67,236
                          -------  --------  --------    -------      -------    --------
Operating income
  (loss)................       --     4,031    (8,124)       444        8,124       4,475
 Interest expense.......       --    (5,455)   (1,580)      (702)       1,580      (6,157)
 Interest income........       --     1,754       230         24         (230)      1,778
 Other..................       --      (114)       --         --           --        (114)
 Gain on sale of certain
   markets..............       --    57,364        --         --           --      57,364
                          -------  --------  --------    -------      -------    --------
Income (loss) before
  income taxes and
  equity in losses of
  affiliates............       --    57,580    (9,474)      (234)       9,474      57,346
Income tax expense......       --    16,812        --         --           --      16,812
                          -------  --------  --------    -------      -------    --------
Income (loss) before
  equity in losses of
  affiliates............       --    40,768    (9,474)      (234)       9,474      40,534
Equity in losses of
  affiliates............       --   (11,738)       --         --           --     (11,738)
                          -------  --------  --------    -------      -------    --------
Income (loss) from
  continuing
  operations............       --    29,030    (9,474)      (234)       9,474      28,796
Loss from discontinued
  operations............       --    (1,246)       --     (2,491)       2,491      (1,246)
                          -------  --------  --------    -------      -------    --------
Net income (loss).......  $    --  $ 27,784  $ (9,474)   $(2,725)     $11,965    $ 27,550
                          =======  ========  ========    =======      =======    ========

                        US UNWIRED INC. AND SUBSIDIARIES

                               December 31, 2000

Condensed Consolidating Statement of Cash Flows

                                             Year Ended December 31, 2000
                          ----------------------------------------------------------------------
                                         Guarantor
                                        Subsidiaries
                                     -------------------
                             US      Unwired      LA          Non-
                           Unwired   Telecom   Unwired,    Guarantor
                            Inc.      Corp.       LLC     Subsidiaries Eliminations Consolidated
                          ---------  --------  ---------  ------------ ------------ ------------
Net cash (used in)
  operating
  activities:...........  $  35,251  $(13,972) $ (10,379)                $    799    $  11,699
Cash flows from
  investing activities:
 Purchases of property
   and equipment........     (5,741)   (1,663)  (150,362)                  (1,120)    (158,886)
 Distributions from
   unconsolidated
   affiliates...........                  509                                              509
 Investments in
   unconsolidated
   affiliates...........               (1,982)                                          (1,982)
 Purchase of marketable
   securities...........   (175,108)             (42,448)                     235     (217,321)
 Sales of marketable
   securities...........     76,868              117,270                               194,138
 Cash contributions from
   minority
   shareholder..........                             940                                   940
 Proceeds from the sale
   of towers............                          39,818                                39,818
 Proceeds from sale of
   discontinued
   operations...........               11,522                                           11,522
 Loan to unconsolidated
   affiliate............    (65,000)      (76)                             65,076           --
 Loan to consolidated
   affiliate............                                                                    --
 Purchase of licenses
   and subscriber base..                          (3,153)                               (3,153)
 Cash acquired from
   consolidation of
   previous
   unconsolidated
   affiliate............                  (66)                                 66           --
                          ---------  --------  ---------      ---        --------    ---------
Net cash provided by
  (used in) investing
  activities............   (168,981)    8,244    (37,935)       0          64,257     (134,415)
Cash flows from
  financing activities:
 Capital Contributions..                                                                    --
 Proceeds from long-term
   debt.................     52,295               65,000                  (65,000)      52,295
 Principal payments on
   long-term debt.......       (107)      (49)   (14,175)                      10      (14,321)
 Net assets contributed
   by Parent............                              66                      (66)          --
 Debt issuance cost.....       (437)                                                      (437)
 Net proceeds from sale
   of common stock......     80,620                                                     80,620
 Proceeds from issuance
   of preferred stock...      5,000                                                      5,000
                          ---------  --------  ---------      ---        --------    ---------
Net cash provided by
  (used in) financing
  activities............    137,371       (49)    50,891        0         (65,056)     123,157
                          ---------  --------  ---------      ---        --------    ---------
Net decrease in cash and
  cash equivalents......      3,641    (5,777)     2,577       --              --          441
Cash and cash
  equivalents at
  beginning of year.....         --    12,851      1,844                                14,695
                          ---------  --------  ---------      ---        --------    ---------
Cash and cash
  equivalents at end of
  year..................  $   3,641  $  7,074  $   4,421      $--        $     --    $  15,136
                          =========  ========  =========      ===        ========    =========

                        US UNWIRED INC. AND SUBSIDIARIES

                               December 31, 2000

Condensed Consolidating Statement of Cash Flows

                                            Year ended December 31, 1999
                         ----------------------------------------------------------------------
                                        Guarantor
                                       Subsidiaries
                                    -------------------
                            US      Unwired      LA          Non-
                          Unwired   Telecom   Unwired,    Guarantor
                           Inc.      Corp.       LLC     Subsidiaries Eliminations Consolidated
                         ---------  --------  ---------  ------------ ------------ ------------
                                                   (In thousands)
Net cash provided by
  (used in) operating
  activities............ $  (2,406) $ 16,134  $ (21,222)   $(5,373)    $   5,461    $  (7,406)
Cash flows from
  investing activities:
 Purchases of property
   and equipment........        --    (4,129)   (45,765)        --            --      (49,894)
 Distributions from
   unconsolidated
   affiliates...........        --       421         --         --            --          421
 Investments in
   affiliates...........  (189,224)  (30,554)        --         --       218,574       (1,204)
 Purchase of marketable
   securities...........   (26,518)       --   (114,145)        --            --     (140,663)
 Cash contributions from
   minority
   shareholder..........        --        --         --         --         2,500        2,500
 Loan to unconsolidated
   affiliate............        --    (1,582)        --         --            --       (1,582)
 Loan to consolidated
   affiliate............   (28,693)       --         --         --        28,693           --
 Purchase of licenses
   and subscriber base..        --        --     (1,063)        --            --       (1,063)
 Cash acquired from
  consolidation of
  previous
  unconsolidated
  affiliate.............        --        --         --         --         1,350        1,350
 Discontinued
   operations...........        --        --         --     (8,219)           --       (8,219)
                         ---------  --------  ---------    -------     ---------    ---------
Net cash provided by
  (used in) investing
  activities............  (244,435)  (35,844)  (160,973)    (8,219)      251,117     (198,354)
Cash flows from
  financing activities:
 Capital contributions..        --        --    224,783         --      (224,783)          --
 Proceeds from long-term
   debt.................   209,224    28,693     30,959         --       (28,693)     240,183
 Principal payments on
   long-term debt.......        --   (28,542)   (69,808)        --            --      (98,350)
 Debt issuance cost.....   (12,383)      (65)    (3,245)        --            --      (15,693)
 Proceeds from issuance
   of preferred
   stock................    50,000        --         --         --            --       50,000
 Discontinued
  operations--principal
  payments on long-term
  debt..................        --        --         --     13,592        (1,752)      11,840
                         ---------  --------  ---------    -------     ---------    ---------
Net cash provided by
  (used in) financing
  activities............   246,841        86    182,689     13,592      (255,228)     187,980
                         ---------  --------  ---------    -------     ---------    ---------
Net increase (decrease)
 in cash and cash
 equivalents............        --   (19,624)       494         --         1,350      (17,780)
Cash and cash
  equivalents at
  beginning of year.....        --    32,475      1,350         --        (1,350)      32,475
                         ---------  --------  ---------    -------     ---------    ---------
Cash and cash
  equivalents at end of
  year.................. $      --  $ 12,851  $   1,844    $    --     $      --    $  14,695
                         =========  ========  =========    =======     =========    =========

                        US UNWIRED INC. AND SUBSIDIARIES

                               December 31, 2000

Condensed Consolidating Statement of Cash Flows

                                           Year ended December 31, 1998
                         ------------------------------------------------------------------
                                     Guarantor
                                   Subsidiaries
                                 ------------------
                           US    Unwired      LA         Non-
                         Unwired Telecom   Unwired,   Guarantor
                          Inc.    Corp.      LLC     Subsidiaries Eliminations Consolidated
                         ------- --------  --------  ------------ ------------ ------------
                                                  (In thousands)
Net cash provided by
  (used in) operating
  activities             $   --  $(13,480) $ (9,866)   $(2,277)     $ 10,957    $ (14,666)
Cash flows from
  investing activities:
 Purchases of property
   and equipment........     --   (20,380)  (44,749)    (2,074)       46,628      (20,575)
 Distributions from
   unconsolidated
   affiliates...........     --       813        --         --            --          813
 Payments for microwave
   relocation costs.....     --        --      (755)        --           755           --
 Investments in
   unconsolidated
   affiliates...........     --   (15,416)       --         --            --      (15,416)
 Net proceeds from sale
   of certain markets...     --   154,944        --        (67)           --      154,877
 Purchase of licenses...     --    (6,514)       --         --            --       (6,514)
                         ------  --------  --------    -------      --------    ---------
Net cash provided by
  (used in) investing
  activities............     --   113,447   (45,504)    (2,141)       47,383      113,185
Cash flows from
  financing activities:
 Capital contributions..     --    (9,894)   23,303     14,894       (28,303)          --
 Proceeds from long-
   term debt............     --    29,724    38,131         --       (38,131)      29,724
 Principal payments on
   long-term debt.......     --   (91,156)   (4,302)    (9,567)        4,302     (100,723)
 Other..................     --        --      (412)      (345)          757           --
                         ------  --------  --------    -------      --------    ---------
Net cash provided by
  (used in) financing
  activities............     --   (71,326)   56,720      4,982       (61,375)     (70,999)
                         ------  --------  --------    -------      --------    ---------
Net increase (decrease)
  in cash...............     --    28,641     1,350        564        (3,035)      27,520
Cash at beginning of
  year..................     --     3,834        --      1,121            --        4,955
                         ------  --------  --------    -------      --------    ---------
Cash at end of year..... $   --  $ 32,475  $  1,350    $ 1,685      $ (3,035)   $  32,475
                         ======  ========  ========    =======      ========    =========

                        US UNWIRED INC. AND SUBSIDIARIES

                               December 31, 2000

15. Selected Quarterly Financial Data (Unaudited)

                                         First     Second    Third     Fourth
                                        Quarter   Quarter   Quarter   Quarter
                                        --------  --------  --------  --------
2000
Revenues............................... $ 22,291  $ 25,577  $ 29,299  $ 35,884
Operating loss.........................  (14,229)  (13,243)  (17,450)  (32,973)
Loss from continuing operations........  (14,203)  (14,352)  (22,099)  (26,901)
Discontinued operations................       --     6,483        --     1,064
Extraordinary loss.....................     (238)       --        --        --
Net loss...............................  (14,441)   (7,869)  (22,099)  (25,837)
Basic and diluted earnings per share:
  Continuing operations................ $  (0.32) $  (0.21) $  (0.28) $  (0.34)
  Discontinued operations..............       --      0.10        --      0.01
  Extraordinary loss...................       --        --        --        --
                                        --------  --------  --------  --------
Net loss per common share.............. $  (0.32) $  (0.11) $  (0.28) $  (0.33)
                                        ========  ========  ========  ========

1999
Revenues............................... $ 12,929  $ 14,476  $ 14,684  $ 16,543
Operating loss.........................   (3,281)   (2,978)   (6,792)  (12,207)
Loss from continuing operations........   (1,392)   (1,151)   (4,108)  (10,983)
Discontinued operations................     (666)   (1,061)     (587)   (1,227)
Extraordinary loss.....................       --      (477)       --    (2,515)
Net loss...............................   (2,058)   (2,689)   (4,695)  (14,725)
Basic and diluted earnings per share:
  Continuing operations................ $  (0.02) $  (0.02) $  (0.07) $  (0.19)
  Discontinued operations..............    (0.01)    (0.02)    (0.01)    (0.02)
  Extraordinary loss...................       --     (0.01)       --     (0.04)
                                        --------  --------  --------  --------
Net loss per common share.............. $  (0.03) $  (0.05) $  (0.05) $  (0.25)
                                        ========  ========  ========  ========

16. Subsequent Events

     On February 28, 2001, US Unwired entered into an agreement with Cameron Communications to purchase Cameron's 6.14% minority interest in LA Unwired in exchange for 4,634,842 shares of the Company's Class A common stock. The market value of the Class A common stock associated with this transaction was approximately $36.5 million.

     On February 28, 2001, US Unwired entered into an agreement with Butler Waddel Interest, Ltd ("Butler") and XIT Leasing, Inc. ("XIT") to purchase their minority interests in Texas Unwired. The Company exchanged 230,748 shares of its Class A common stock for Butler's 15% ownership in Texas Unwired and 76,916 shares of its Class A common stock for XIT's 5% ownership in Texas Unwired. The market value of the Class A common stock associated with this transaction was $2.4 million. The agreement calls for additional consideration to be paid by US Unwired in the form of its Class A common stock contingent upon certain events occurring within six months of the date of the agreement.

                         REPORT OF INDEPENDENT AUDITORS

The Members
Louisiana Unwired, LLC

     We have audited the accompanying consolidated balance sheets of Louisiana Unwired, LLC as of December 31, 2000 and 1999, and the related consolidated statements of operations, members' equity, and cash flows for the years ended December 31, 2000 and 1999 and for the period from January 8, 1998 (inception) through December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Louisiana Unwired, LLC at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for the years ended December 31, 2000 and 1999 and for the period from January 8, 1998 (inception) through December 31, 1998, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ ERNST & YOUNG

Houston, Texas
February 3, 2001, except for Note 9 as to which the date is February 28, 2001

                             LOUISIANA UNWIRED, LLC

                                 BALANCE SHEETS

                                 (In thousands)

                                                              December 31,
                                                           -------------------
                                                             2000       1999
                                                           ---------  --------
                          ASSETS
Current assets:
  Cash and cash equivalents...............................  $  4,421  $  1,844
  Marketable securities...................................    39,323        --
  Accounts receivable, net of allowance for doubtful
     accounts of $224 in 2000 and $48 in 1999.............     3,993     1,256
  Other receivables.......................................     5,105       810
  Inventories.............................................     3,158     2,189
  Prepaid expenses........................................     2,836       854
  Due from affiliates.....................................       643       788
                                                           ---------  --------
    Total current assets..................................    59,479     7,741
Marketable securities.....................................        --   114,854
Property and equipment, net...............................   192,134    85,305
Licenses, net of accumulated amortization of $1,715 in
   2000 and $1,326 in 1999................................    11,208    10,462
Other assets..............................................     8,860        46
                                                           ---------  --------
    Total assets.......................................... $ 271,681  $218,408
                                                           =========  ========
             LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
  Accounts payable........................................ $  15,571  $  9,012
  Due to affiliates.......................................     4,728       123
  Accrued expenses........................................     8,166     1,568
  Notes payable to member.................................    65,000        --
  Current maturities of long-term debt....................       524       140
                                                           ---------  --------
    Total current liabilities.............................    93,989    10,843
Long-term debt............................................     8,656     1,369
Deferred gain.............................................    16,531        --
Commitments and contingencies
Members' equity:
  Members' capital........................................   252,756   251,561
  Accumulated other comprehensive income..................        --       709
  Accumulated deficit.....................................  (100,251)  (46,074)
                                                           ---------  --------
    Total members' equity.................................   152,505   206,196
                                                           ---------  --------
    Total liabilities and members' equity................. $ 271,681  $218,408
                                                           =========  ========

                            See accompanying notes.

                             LOUISIANA UNWIRED, LLC

                            STATEMENTS OF OPERATIONS

                                 (In thousands)

                                                                   Period from
                                                                    January 8,
                                                                       1998
                                                  Year ended       (inception)
                                                 December 31,        through
                                               ------------------  December 31,
                                                 2000      1999        1998
                                               --------  --------  ------------
Revenues:
  Subscriber revenue.........................  $ 45,055  $ 10,311    $   444
  Roaming revenues...........................    20,128     3,631        343
  Merchandise sales revenue..................    10,461     4,032        722
  Other revenue..............................       563       134         --
                                               --------  --------    -------
    Total revenues...........................    76,207    18,108      1,509
Operating expenses:
  Cost of service............................    38,054    10,252      1,912
  Merchandise cost of sales..................    20,531     9,163      1,422
  General and administrative.................    18,739     6,480      1,275
  Sales and marketing........................    33,337     8,265      1,770
  Depreciation and amortization..............    34,249    13,498      3,254
                                               --------  --------    -------
    Total operating expenses.................   144,910    47,658      9,633
                                               --------  --------    -------
Operating loss...............................   (68,703)  (29,550)    (8,124)
Other income (expense):
  Interest expense...........................    (1,800)   (4,297)    (1,580)
  Interest income............................     3,492       348        230
  Other income...............................        --       587         --
  Gain on tower sales........................    11,584        --         --
                                               --------  --------    -------
    Total other expense......................    13,276    (3,362)    (1,350)
                                               --------  --------    -------
(Loss) before extraordinary item and minority
   interest..................................   (55,427)  (32,912)    (9,474)
Minority interest in losses of subsidiary....     1,488        --         --
                                               --------  --------    -------
(Loss) before extraordinary item.............   (53,939)  (32,912)    (9,474)
Extraordinary item--early extinguishments of
   debt......................................      (238)   (3,688)        --
                                               --------  --------    -------
Net loss.....................................  $(54,177) $(36,600)   $(9,474)
                                               ========  ========    =======


                            See accompanying notes.

                             LOUISIANA UNWIRED, LLC

                         STATEMENTS OF MEMBERS' EQUITY

                                                                      Accumulated
                            US     Unwired      Cameron                  Other
                         Unwired   Telecom   Communications Command  Comprehensive
                           Inc.     Corp.     Corporation   Connect     Income      Total
                         --------  --------  -------------- -------  ------------- --------
Capital contributions... $     --  $ 12,733     $ 12,733    $    --      $  --     $ 25,466
Net loss................       --    (4,737)      (4,737)        --         --       (9,474)
                         --------  --------     --------    -------      -----     --------
Balance at December 31,
   1998.................       --     7,996        7,996         --         --       15,992
Capital contributions...  194,683    27,600        2,500      1,312         --      226,095
Unrealized gain on
   marketable
   securities...........                                                   709          709
Net loss................   (5,459)  (20,792)     (10,334)       (15)        --      (36,600)
                                                                                   --------
Comprehensive loss......                                                            (35,891)
                         --------  --------     --------    -------      -----     --------
Balance at December 31,
   1999.................  189,224    14,804          162      1,297        709      206,196
Capital contributions...    2,191        --           --         --                   2,191
Transfer of ownership
   interest.............   15,419   (14,804)         615     (1,230)        --           --
Distribution to
   members..............       --        --         (996)        --         --         (996)
Unrealized gain on
   marketable
   securities...........                                                  (709)        (709)
Net loss................  (50,796)       --       (3,314)       (67)                (54,177)
                                                                                   --------
Comprehensive loss......                                                            (54,886)
                         --------  --------     --------    -------      -----     --------
Balance at December 31,
   2000................. $156,038  $     --     $ (3,533)   $    --      $  --     $152,505
                         ========  ========     ========    =======      =====     ========



                            See accompanying notes.

                             LOUISIANA UNWIRED, LLC

                            STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                                   Period from
                                                                    January 8,
                                                                       1998
                                                 Year ended        (inception)
                                                December 31,         through
                                             --------------------  December 31,
                                               2000       1999         1998
                                             ---------  ---------  ------------
Cash flows from operating activities
Net loss...................................  $ (54,177) $ (36,600)   $ (9,474)
Adjustments to reconcile net loss to net
 cash used in operating activities:
  Extraordinary item.......................        238      3,688          --
  Depreciation and amortization............     34,249     13,498       3,254
  Gain on sale of assets...................    (11,584)        --          --
  Minority interests.......................     (1,488)        --          --
  Changes in operating assets and
     liabilities, net of contributions:
    Accounts receivable....................     (2,438)      (894)       (362)
    Other receivables......................     (4,288)      (810)         --
    Inventories............................       (358)    (1,839)       (350)
    Prepaid expenses.......................     (1,880)      (610)       (242)
    Due from affiliates....................     (1,007)      (133)     (2,225)
    Other assets...........................       (213)        67        (112)
    Accounts payable.......................      6,897      1,231        (514)
    Due to/from members....................      2,917        340        (281)
    Accrued expenses.......................      6,222        840         440
    Deferred gain..........................     16,531         --          --
                                             ---------  ---------    --------
Net cash used in operating activities......    (10,379)   (21,222)     (9,866)
Cash flows from investing activities
Payments for the purchase of equipment.....   (150,362)   (45,765)    (44,749)
Proceeds from sales of marketable
   securities..............................    117,270         --          --
Purchase of marketable securities..........    (42,448)  (114,145)         --
Proceeds from sales of assets..............     39,818         --          --
Contribution from minority shareholders....        940         --          --
Payments for microwave relocation costs....     (3,153)    (1,063)       (755)
                                             ---------  ---------    --------
Net cash used in investing activities......    (37,935)  (160,973)    (45,504)
Cash flows from financing activities
Capital contributions from members.........         66    224,783      23,303
Proceeds from long-term debt...............     65,000     30,959      38,131
Principal payments of long-term debt.......    (14,175)   (69,808)     (4,302)
Payments for financing costs...............                (3,245)       (412)
                                             ---------  ---------    --------
Net cash provided by financing activities..     50,891    182,689      56,720
                                             ---------  ---------    --------
Net increase in cash and cash equivalents..      2,577        494       1,350
Cash and cash equivalents at beginning of
   year....................................      1,844      1,350          --
                                             ---------  ---------    --------
Cash and cash equivalents at end of year...  $   4,421  $   1,844    $  1,350
                                             =========  =========    ========
Supplemental cash flow disclosures:
  Cash paid for interest...................  $   1,623  $   2,694    $  1,617
                                             =========  =========    ========
Noncash transactions:
  Purchases of equipment in accounts
     payable...............................  $   7,029  $   7,215    $ 12,348
                                             =========  =========    ========
  Contributions of net assets by members...  $   2,191  $   1,312    $  2,163
                                             =========  =========    ========

                            See accompanying notes.

                             LOUISIANA UNWIRED, LLC

                         NOTES TO FINANCIAL STATEMENTS

                               December 31, 2000

1. Description of Business and Summary of Significant Accounting Policies

 Description of Organization

     Louisiana Unwired, LLC (the "Company"), is principally engaged in providing access to and usage of its personal communications service ("PCS") networks in the Gulf States region of the United States. PCS is a new generation of wireless communications, offering customers advanced, secure, two-way digital wireless services and applications. As of December 31, 2000, the Company has been primarily engaged in building out its PCS network and in providing PCS service in Louisiana, Texas, Florida, Mississippi, Arkansas, and Alabama.

     In April 1998, the Company's members contributed PCS licenses in four Louisiana markets to the Company from an affiliated company with common ownership. Additionally, certain related assets and liabilities, including debt used to finance the purchase of these four licenses, were also contributed. These contributed assets and liabilities were recorded at their historical costs. The Company commenced operations in one of these markets in April 1998 and in three of these markets in September 1998. In December 1999, Command Connect, LLC ("Command Connect"), an affiliate of US Unwired Inc. ("US Unwired") and Cameron Communications Corporation ("Cameron"), contributed an additional 18 licenses.

     Additionally, during 1998, the Company entered into an agreement with Sprint PCS in which the Company has agreed to manage Sprint PCS's network in BTAs for which the Company does not have a PCS license. In consideration for managing Sprint PCS's network, Sprint PCS has agreed to pay 92% of collected revenues, as defined, to the Company. The agreement requires that the Company build out the PCS network in accordance with FCC requirements and deadlines. The Company and Sprint PCS will share equally the costs for any necessary future relocation of microwave sources that interfere with Sprint PCS's spectrum.

     Effective January 1, 2000, US Unwired entered into an agreement with Gulf Coast Wireless ("Gulf Coast Wireless"), formerly known as Meretel Communications Limited Partnership, to receive an 80% ownership interest in each of the Beaumont-Port Arthur and Lufkin-Nacogdoches BTAs in exchange for a reduction in US Unwired's ownership interest in Gulf Coast Wireless from 24.33% to 13.28%. US Unwired contributed these net assets to a partnership, Texas Unwired, a Louisiana general partnership ("Texas Unwired"), of which the Company is the managing partner. The contributed net assets were recorded at fair value. On January 1, 2000, US Unwired contributed its 80% ownership interest in Texas Unwired to the Company. The Company's financial statements for the year ended December 31, 2000 include the financial position and results of operations of Texas Unwired on a consolidated basis.

     The Company is economically dependent on the continued funding of its operations by its majority owner. Such owner has committed to provide such funding. At December 31, 2000, the Company is 93.86% owned by US Unwired and 6.14% by Cameron.

                             LOUISIANA UNWIRED, LLC

                               December 31, 2000


 Cash and Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

 Consolidation Policy

     The consolidated financial statements include the accounts of Louisiana Unwired, LLC and its majority-owned subsidiary. All significant intercompany balances and transactions are eliminated in consolidation. Losses of subsidiary attributable to minority stockholders in excess of the minority interest in the equity capital of the subsidiary are not eliminated in consolidation.

 Marketable Securities

     The Company accounts for marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company determines the appropriate classification of all marketable securities as held-to-maturity, available-for-sale, or trading at the time of purchase and re-evaluates such classification as of each balance sheet date. At December 31, 2000, all of the Company's investments in marketable securities are classified as available-for-sale, and as a result, are reported at fair value. Unrealized gains and losses, if any, are reported as a component of accumulated other comprehensive income in stockholders' equity. The cost of investments sold is based on the average cost method, and realized gains and losses are included in other income (expense).

 Inventory

     Inventory consists of PCS telephones and related accessories and is carried at cost. Cost is determined by the average cost method, which approximates the first-in, first-out method.

 Property and Equipment

     Property and equipment is stated at cost and depreciation is provided on a straight-line basis over the estimated useful lives of the assets as follows:

                                                                           Year
                                                                          ------
    Facilities and equipment.............................................   5
    Leasehold improvements............................................... 3 to 5
    Furniture, fixtures and vehicles..................................... 5 to 7

 Licenses

     Licenses consist primarily of costs incurred in connection with the acquisition of PCS licenses. These assets are recorded at cost and amortized using the straight-line method over an estimated useful life of 20 years. Amortization expense charged to operations in 2000, 1999 and 1998 was $616,000, $341,000 and $270,000, respectively.

                             LOUISIANA UNWIRED, LLC

                               December 31, 2000


 Impairment of Long-Lived Assets

     The Company assesses long-lived assets for impairment under Statement of Financial Accounting Standards ("SFAS") 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company periodically evaluates the recoverability of the carrying amounts of its licenses and property and equipment in each market, as well as the depreciation and amortization periods, based on estimated undiscounted future cash flows and other factors to determine whether current events or circumstances warrant reduction of the carrying amounts or acceleration of the related amortization period. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

 Deferred Financing Costs

     Deferred financing costs include costs incurred in connection with the issuance of the Company's long-term debt which are amortized over the term of the related debt. Amortization expense charged to operations in 2000, 1999 and 1998 was $2,000, $249,000 and $87,000, respectively.

 Revenue Recognition

     The Company earns revenue by providing access to and usage of its PCS networks and sales of PCS merchandise. Service revenues include revenues for charges to subscribers for both access to and usage of the Company's networks. These revenues are recognized as they are earned by the Company. Revenues from the sales of merchandise are recognized when the merchandise is delivered.

     The accounting policy for the recognition of activation fee revenue is to record the revenue over the periods such revenue is earned in accordance with the current interpretations of SEC Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." Accordingly, activation fee revenue and direct customer activation expense has been deferred and will be recorded over the average life for those customers (30 months) that are assessed an activation fee. As of December 31, 2000, the Company has deferred $227,000 of activation fee revenue and direct customer activation costs to future periods.

 Advertising Cost

     Advertising costs are expensed as incurred. For the years ended December 31, 2000, 1999 and 1998, approximately $12,760,000, $3,361,000 and $935,000 of advertising costs were incurred, respectively.

                             LOUISIANA UNWIRED, LLC

                               December 31, 2000


 Use of Estimates

     The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

 Commissions

     Commissions are paid to sales agents for customer activations and are expensed in the month the customer is activated within the system.

 Income Taxes

     No provision for income taxes is provided as the Company's federal and state income and/or loss is included in the income tax returns of its members.

 Concentrations of Credit Risk

     Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company places its cash and temporary cash investments with high credit quality financial services companies. Collectibility of receivables is impacted by economic trends in each of the Company's markets and the Company has provided an allowance which it believes is adequate to absorb losses from uncollectible accounts.

 Disclosure About Fair Value of Financial Instruments

     The carrying amounts of cash and cash equivalents, accounts receivables, other receivables, and accounts payable and accrued expenses approximate fair value because of the short term nature of these items. The estimated fair value of the Company's long-term debt at December 31, 2000 and 1999 was $1,123,000 and $1,566,000, compared to its carrying value of $1,087,000 and $1,509,000. The fair value of long-term debt is valued at future cash flows discounted using the current borrowing rate for loans of a comparable maturity. The estimated fair value of the Company's notes payable approximates its carrying value of $65,000,000 as the notes are due upon demand and have a variable interest rate.

     Fair value estimates are subject to inherent limitations. Estimates of fair value are made at a specific point in time, based on relevant market information and information about the financial instrument. The estimated fair values of financial instruments presented above are not necessarily indicative of amounts the Company might realize in actual market transactions. Estimates of fair value are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

                             LOUISIANA UNWIRED, LLC

                               December 31, 2000


 New Accounting Pronouncements

     On July 8, 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, "Deferral of the Effective Date of SFAS 133." SFAS No. 137 defers the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to all fiscal quarters of all fiscal years beginning after June 15, 2000. The adoption is not expected to have a material effect on the Company's consolidated results of operations, financial position, or cash flows.

2. Marketable Securities

     As of December 31, 2000, the Company's investments in marketable securities consist of fixed income mutual funds. The following is a summary of the Company's available-for-sale marketable securities as of December 31, 2000:

                                                 Gross      Gross    Estimated
                                     Amortized Unrealized Unrealized   Fair
                                       Cost      Gains      Losses     Value
                                     --------- ---------- ---------- ---------
    Fixed income mutual funds.......  $39,323      --         --      $39,323
                                      =======     ===        ===      =======

     For the years ended December 31, 2000 and 1999, there were net realized gains and losses of $2,687,000 and $-0-, respectively, on sales of available-for-sale marketable securities included in interest income.

3. Property and Equipment

     The major categories of property and equipment at December 31, 2000 and 1999 were as follows:

                                                                December 31,
                                                              -----------------
                                                                2000     1999
                                                              -------- --------
                                                               (In thousands)
    Facilities and equipment................................. $212,309 $ 86,438
    Furniture, fixtures, and vehicles........................    4,681    1,785
    Leasehold improvements...................................    1,388      350
    Construction in progress.................................   14,364   12,537
                                                              -------- --------
                                                               232,742  101,110
    Less accumulated depreciation............................   40,608   15,805
                                                              -------- --------
                                                              $192,134 $ 85,305
                                                              ======== ========

     The Company recorded depreciation expense of $30,903,000, $12,908,000 and $2,897,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

     The Company leases certain facilities and equipment under capital leases. Assets recorded under capital leases are amortized over the lives of the respective leases. Assets under these

                             LOUISIANA UNWIRED, LLC

                               December 31, 2000

obligations, totaling $8,367,000 (net of accumulated amortization of $566,000) at December 31, 2000 are included in facilities and equipment.

4. Long-Term Debt

     Long-term debt, including capital lease obligations, consisted of the following:

                                                                   December 31,
                                                                   -------------
                                                                    2000   1999
                                                                   ------ ------
                                                                        (In
                                                                    thousands)
    FCC debt...................................................... $1,087 $1,509
    Capital leases................................................  8,093     --
                                                                   ------ ------
    Total long-term obligations...................................  9,180  1,509
    Less current maturities.......................................    524    140
                                                                   ------ ------
    Long-term obligations, excluding current maturities            $8,656 $1,369
                                                                   ====== ======

     On June 23, 1999, the Company entered into senior credit facilities for $130 million with certain lenders. The senior credit facilities provided for an $80 million reducing revolving credit facility, which was to mature on September 30, 2007, and a $50 million delay draw term loan, which was to mature on September 30, 2007. All loans made under the senior credit facilities bear interest at variable rates tied to the prime rate, the federal funds rate or the LIBOR. The senior credit facilities were secured by a first priority security interest in all tangible and intangible assets of the Company and its subsidiaries (including the owned PCS licenses, if legally permitted); a pledge by US Unwired and Cameron of 100% of the ownership interests in the Company; a pledge by the Company of its ownership interest in any of the Company's present and future subsidiaries; and an assignment of all Sprint PCS agreements and any network contract (including software rights).

     A portion of the proceeds from this new credit facility were used to extinguish the Company's May 1998 credit facility. As a result, the unamortized debt issuance costs related to the May 1998 credit facility, totaling $614,000, were written off as an extraordinary item.

     During the fourth quarter of 1999, US Unwired contributed approximately $194.7 million to the Company and the Company used a portion of these contributions to extinguish the June 1999 senior credit facilities. As a result, the unamortized debt issuance costs related to the June 1999 senior credit facilities, totaling $3,074,000, were written off as an extraordinary item.

     In December 1999, Command Connect contributed various PCS licenses to the Company. As part of this contribution, the Company assumed the related debt of $2,252,000 with the FCC. This debt bears interest at 8.75% and provides for quarterly principal and interest payments of approximately $68,000 through April 30, 2007. The contributed assets and assumed liabilities have been recorded at their historical costs.

                             LOUISIANA UNWIRED, LLC

                               December 31, 2000


     During 2000, the Company extinguished $13.9 million of debt related to Texas Unwired. As a result, the unamortized debt issuance costs related To this debt, totaling $238,000 was written off as an extraordinary item

     In 2000, the Company borrowed $65.0 million from US Unwired through the execution of a series of demand notes. The Notes accrue interest at a variable rate of the Federal discount rate plus 3.5%, or 8.91% as of December 31, 2000.

     In 1999, Gulf Coast Wireless entered into capital lease agreements to lease towers for a 15-year period. As part of the agreement discussed in Note 1 above, Texas Unwired assumed Gulf Coast Wireless's obligations under 31 leases in the Beaumont-Port Arthur and Lufkin-Nacogdoches markets. During 2000, the Company executed two additional tower capital leases, bringing the total to 33.

     Maturities of long-term debt, including capital leases obligations, for the five years succeeding December 31, 2000 are as follows:

                                                Long-Term Capital Lease
                                                  Debt     Obligation   Total
                                                --------- ------------- ------
                                                        (In thousands)
    2001......................................   $  122      $  792     $  914
    2002......................................      133         792        925
    2003......................................      145         792        937
    2004......................................      157         792        949
    2005......................................      172         792        964
    Thereafter................................      358       7,278      7,636
                                                 ------      ------     ------
                                                  1,087      11,238     12,325
    Less amounts representing interest........       --      (3,145)    (3,145)
                                                 ------      ------     ------
    Long-term debt and present value of future
       lease payments.........................   $1,087      $8,093     $9,180
                                                 ======      ======     ======

     During 1998, the Company entered into an interest rate swap agreement with a commercial bank to reduce the impact of changes in interest rates on its May 1998 bank credit facility floating rate debt. As the notional amount in the swap agreement corresponded to the principal amount outstanding on the debt and the variable rates in the swap and the debt use the same index, this agreement effectively changed the Company's interest rate exposure on $16 million of floating rate notes to a fixed 8.37%. During 1999, the Company extinguished the bank credit facility that this interest rate swap was hedging. As a result, the Company recorded this interest rate swap at its fair value. In December 1999, the Company settled this obligation for $587,000 which is included in other income in the statement of operations.

                             LOUISIANA UNWIRED, LLC

                               December 31, 2000


5. Commitments and Contingencies

     The Company's PCS licenses are subject to a requirement that the Company construct network facilities that offer coverage to at least one-third of the population in each of its Basic Trading Areas ("BTAs") within five years from the grant of the licenses and to at least two-thirds of the population within 10 years from the grant of the licenses. Should the Company fail to meet these coverage requirements, it may be subject to forfeiture of its licenses or the imposition of fines by the FCC. The PCS buildout in each BTA is subject to the successful completion of the network design, site and facility acquisitions, the purchase and installation of the network equipment, network testing, and the satisfactory accommodation of microwave users currently using the spectrum.

     On October 29, 1999, US Unwired issued $400 million of 13 3/8% Senior Subordinated Notes due November 1, 2009 ("the Notes"). The Notes are fully, unconditionally, and joint and severally guaranteed by the Company.

     On December 29, 2000, the Company sold 127 of its wireless communications towers and related ground leasehold rights and other assets (collectively, "towers") for gross proceeds of $39,751,000 cash. At the same time, the Company entered into an operating lease of antenna space on the sold towers from the buyer for a term of 10 years, renewable for three additional five year terms, at initial annual rental of $2,286,000 per year, increasing annually by 4% of the prior years rent. The Company recognized a gain of approximately $11,584,000 related to this transaction. In addition, the Company recorded a deferred gain of approximately $16,531,000 related to the transaction which will be amortized over the term of the operating lease.

     In connection with the sales-leaseback transaction described in above, the Company has committed to sell to the purchaser and the purchaser has an option to buy on or before March 31, 2001 up to an additional 173 towers at an aggregate cash price of $54,149,000 and for the Company to lease back space on the sold towers under similar rental terms. In addition, the Company has granted to the purchaser the option to purchase up to 100 additional towers constructed and owned by the Company through December 31, 2001.

     The Company is a party to various operating leases for facilities and equipment. Rent expense for the year ended December 31, 2000, 1999 and 1998 was $7,148,000, $1,641,000, and $713,000, respectively. Future minimum annual lease payments due under noncancelable operating leases with terms in excess of one year are as follows:

                                                                  (In thousands)
                                                                  --------------
    2001.........................................................    $ 11,852
    2002.........................................................      12,089
    2003.........................................................      12,112
    2004.........................................................      11,960
    2005.........................................................      10,216
    Thereafter...................................................      42,347
                                                                     --------
                                                                     $100,576
                                                                     ========

                             LOUISIANA UNWIRED, LLC

                               December 31, 2000


     A PCS licensee, such as the Company, is required to share a portion of its spectrum with existing licensees that operate certain fixed microwave systems within each of its BTAs. These licensees will initially have priority use of their portion of the spectrum. To secure sufficient amount of unencumbered spectrum to operate its PCS network efficiently, the Company has negotiated agreements to pay for the microwave relocation of many of these existing licensees, which costs have been capitalized. The Company also may be required to contribute to the costs of relocation under agreements reached with other PCS licenses if such relocation benefits the Company's license areas. Depending on the terms of such agreements, the Company's ability to operate its PCS network profitably could be adversely affected.

     Employees of the Company participate in a 401(k) retirement plan (the "401(k) plan") sponsored by a related party. Employees are eligible to participate in the 401(k) plan when the employee has completed six months of service. Under the 401(k) plan, participating employees may defer a portion of their pretax earnings up to certain limits prescribed by the Internal Revenue Service. The Company contributes a discretionary match equal to a percentage of the amount deferred by the employee and a discretionary amount determined by the Company from current or accumulated net profits. The Company's contributions are fully vested upon the completion of 5 years of service. Contribution expense related to the 401(k) plan was approximately $111,000, $19,000 and $1,300 for the years ended December 31, 2000, 1999 and 1998, respectively.

6. Supplemental Cash Flow Disclosure

     During 1999, Command Connect contributed various PCS licenses to the Company. In connection with this contribution, the following assets were received and liabilities assumed:

                                                                  (In thousands)
                                                                  --------------
    Licenses.....................................................     $3,556
    Accrued expenses.............................................       (17)
    Long-term debt...............................................    (2,227)
                                                                     -------
    Contribution of net assets by a member.......................     $1,312
                                                                     =======

                             LOUISIANA UNWIRED, LLC

                               December 31, 2000


     On January 1, 2000, US Unwired contributed its 80% ownership in Texas Unwired. In connection with this contribution, the following assets and liabilities were assumed:

    Cash............................................................. $      66
    Subscriber receivables...........................................       299
    Other receivables................................................         7
    Prepaid expenses.................................................       101
    Inventory........................................................       611
    Fixed assets.....................................................    14,995
    Other assets.....................................................    11,451
    Account payable..................................................      (73)
    Accrued expenses.................................................     (376)
    Due to members...................................................   (1,578)
    Due to affiliate.................................................   (1,152)
    Minority interests...............................................     (548)
    Long term debt...................................................  (21,612)
                                                                      ---------
    Contribution of net assets....................................... $ (2,191)
                                                                      =========

7. Related Party Transactions

     During the year ended December 31, 1998, the Company incurred management fees of $960,000 and $240,000 to Unwired Telecom and Cameron, respectively. During the year ended December 31, 1999, the Company incurred management fees of $4,772,000 to Unwired Telecom. During the year ended December 31, 2000, the Company incurred management fees of $14,306,000 to US Unwired of which $1,722,000 is included in due to affiliates at December 31, 2000.

     The Company contracts with UniBill, Inc. ("UniBill"), a subsidiary of Cameron, for all subscriber billing and accounts receivable data processing. UniBill charges a $2.50 fee per bill processed. Billing expenses totaled approximately $2,169,000, $515,000 and $22,000 in 2000, 1999 and 1998,
respectively, of which $405,000 is included in accounts payable at December 31, 2000.

     The Company also purchases long distance services from Cameron pursuant to an oral agreement and resells the service to the Company's customers. The aggregate amount paid to Cameron for such services during the year ended December 31, 2000 totaled $2,892,000.

                             LOUISIANA UNWIRED, LLC

                               December 31, 2000


8. Selected Quarterly Financial Data (Unaudited)

                                              First   Second    Third   Fourth
                                             Quarter  Quarter  Quarter  Quarter
                                             -------  -------  -------  -------
2000
  Revenues.................................. $12,725  $15,904  $20,219  $27,359
  Operating loss............................ (11,119) (12,409) (17,425) (27,750)
  Loss from continuing operations...........  (9,358) (10,845) (16,459) (17,277)
  Discontinued operations...................      --       --       --       --
  Extraordinary loss........................   (238)       --       --       --
  Net loss..................................  (9,596) (10,845) (16,459) (17,277)

1999
  Revenues.................................. $ 2,674  $ 3,929  $ 4,989  $ 6,516
  Operating loss............................  (4,708)  (4,678)  (6,800) (13,364)
  Loss from continuing operations...........  (5,314)  (5,622)  (8,638) (13,338)
  Discontinued operations...................      --       --       --       --
  Extraordinary loss........................      --     (614)      --   (3,074)
  Net loss..................................  (5,314)  (6,236)  (8,638) (16,412)

9. Subsequent Events

     On February 28, 2001, US Unwired entered into an agreement with Cameron to purchase Cameron's 6.14% minority interest in LA Unwired in exchange for 4,634,842 shares of US Unwired's Class A common stock. The market value of US Unwired's Class A common stock associated with this transaction was approximately $36.5 million.

     On February 28, 2001, US Unwired entered into an agreement with Butler Waddel Interest, Ltd ("Butler") and XIT Leasing, Inc. ("XIT") to purchase their minority interests in Texas Unwired. US Unwired exchanged 230,748 shares of its Class A common stock for Butler's 15% ownership in Texas Unwired and 76,916 shares of its Class A common stock for XIT's 5% ownership in Texas Unwired. The market value of US Unwired's Class A common stock associated with this transaction was $2.4 million. The agreement calls for additional consideration to be paid by US Unwired in the form of its Class A common stock contingent upon certain events occurring within six months of the date of the agreement.

                        US UNWIRED INC. AND SUBSIDIARIES

                 Schedule II--Valuation and Qualifying Accounts
                                 (In thousands)

                                                         Year ended December
                                                                 31,
                                                        -----------------------
                                                         2000     1999    1998
                                                        -------  ------  ------
Income tax valuation allowance
  Balance at beginning of year......................... $ 2,026  $   --  $   --
  Additions............................................  27,372   2,026      --
  Reductions...........................................      --      --      --
                                                        -------  ------  ------
  Balance at end of year............................... $29,398  $2,026  $   --
                                                        =======  ======  ======
Allowance for doubtful accounts
  Balance at beginning of year......................... $   184  $  217  $  763
  Additions charged to expense.........................     976     139     793
  Reductions-recoveries/write-offs.....................    (866)   (172) (1,339)
                                                        -------  ------  ------
  Balance at end of year............................... $   294  $  184  $  217
                                                        =======  ======  ======
Reserve for inventory obsolescence
  Balance at beginning of year......................... $   939  $  151  $   --
  Additions charged to expense.........................     858   1,312     151
  Reductions-recoveries/write-offs.....................  (1,560)   (524)     --
                                                        -------  ------  ------
  Balance at end of year............................... $   237  $  939  $  151
                                                        =======  ======  ======

                             LOUISIANA UNWIRED, LLC

                 Schedule II--Valuation and Qualifying Account

                                                              Year ended
                                                             December 31,
                                                          ---------------------
                                                           2000    1999   1998
                                                          -------  -----  -----
                                                            (In thousands)
Allowance for doubtful accounts
Balance at beginning of year............................. $    48  $  --  $  --
  Additions charged to expense...........................     873    173     --
  Reduction-recoveries/write-offs........................    (697)  (125)    --
                                                          -------  -----  -----
  Balance at end of year................................. $   224  $  48  $  --
                                                          =======  =====  =====
Reserve for inventory obsolescence
  Balance at beginning of year........................... $   597  $  59  $  --
  Additions charged to expense...........................     833    538     59
  Reduction-recoveries/write-offs........................  (1,264)    --     --
                                                          -------  -----  -----
  Balance at end of year................................. $   166  $ 597  $  59
                                                          =======  =====  =====




                            See accompanying notes.