Form 10-Q
period 2001-03-31
US UNWIRED INC
filed 2001-05-08
CIK 1024149

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001 OR TRANSITION
[_] REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ________________.


Commission file number    000-22003
                       ---------------

                                US UNWIRED INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Louisiana                                            72-1457316
----------------------------------------                     -------------------
    (State or other jurisdiction of                           (I.R.S. Employer
    incorporation or organization)                           Identification No.)

    One Lakeshore Drive, Suite 1900
         Lake Charles, LA                                          70629
----------------------------------------                     -------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No. ___
                                        ---

There were 19,040,149 shares of class A common stock, $0.01 par value per share, and 64,941,162 shares of class B common stock, $0.01 par value per share, outstanding at May 3, 2001.

Part I -  Financial Information
                                                                            Page
                                                                            ----
Item 1.   Financial Statements


          Condensed Consolidated Balance Sheets............................    3

          Condensed Consolidated Statement of Operations...................    4
          Condensed Consolidated Statement of Cash Flows...................    5
          Notes to Condensed Consolidated Financial Statements.............    6



Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations......................................    8

Part II - OTHER INFORMATION

Item 2.   Changes in Securities............................................   13

Item 6.   Exhibits and Reports on Form 8-K.................................   13

Signatures.................................................................   14

Part I    Financial Information
Item 1.   Financial Statements

US UNWIRED INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                               March 31,        December 31,
                                                               ---------        ------------
                                                                 2001               2000
                                                                 ----               ----
                                                              (Unaudited)         (Note 1)
                                    Assets
                                    ------
Current assets:
   Cash and cash equivalents                                   $153,120           $ 15,136
   Marketable securities                                            ---            165,438
   Subscriber receivables, net                                    9,283              8,825
   Other receivables                                              4,945              5,195
   Inventory                                                      4,484              4,517
   Prepaid expenses                                               4,326              3,379
   Receivables from related parties                                 721              1,347
   Receivables from officers                                        109                109
                                                               --------           --------

   Total current assets                                         176,988            203,946

Property and equipment, net                                     219,843            212,382
Deferred financing costs, net                                    11,306             11,511
Licenses, net                                                    11,286             11,208
Intangibe assets                                                 39,171             10,440
Other assets                                                     12,054              7,493
                                                               --------           --------

Total assets                                                   $470,648           $456,980
                                                               ========           ========
                     Liabilities and stockholders' equity
                     ------------------------------------
Current liabilities:
   Accounts payable                                            $ 18,811           $ 20,227
   Accrued expenses                                              19,196             11,575
   Payable to related party                                         ---                549
   Current maturities of long term obligations                      699                690
                                                               --------           --------

   Total current liabilities                                     38,706             33,041

Long term obligations, net of current maturities                312,590            304,843
Deferred gain                                                    17,926             16,531
Investments in and advances to unconsolidated affiliates          1,975              2,511


Stockholders' equity:
   Common stock                                                     840                790
   Additional paid in capital                                   179,919            147,870
   Accumulated other comprehensive income                           ---              1,276
   Retained deficit                                             (81,308)           (49,882)
                                                               --------           --------
   Total stockholders' equity                                    99,451            100,054
                                                               --------           --------

   Total liabilities and stockholders' equity                  $470,648           $456,980
                                                               ========           ========

    See accompanying notes to condensed consolidated financial statements.

US UNWIRED INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

                                                                                           For the three months ended
                                                                                                   March 31,
                                                                                             2001              2000
                                                                                             ----              ----
Revenues:
   Subscriber                                                                              $ 27,031          $ 13,765
   Roaming                                                                                   15,020             4,336
   Merchandise sales                                                                          4,437             3,054
   Other revenue                                                                              1,405             1,136
                                                                                           --------          --------

   Total revenue                                                                             47,893            22,291

Expense:
   Cost of service                                                                           21,149             7,385
   Merchandise cost of sales                                                                 10,245             6,128
   General and administrative                                                                12,228             7,840
   Sales and marketing                                                                       15,754             5,685
   Non-cash stock compensation                                                                1,322             1,711
   Depreciation and amortization                                                             14,261             7,771
                                                                                           --------          --------
   Total operating expense                                                                   74,959            36,520
                                                                                           --------          --------
Operating loss                                                                              (27,066)          (14,229)
Other income (expense):
   Interest expense                                                                          (6,722)           (5,656)
   Gain on sale of assets                                                                       946             4,820
                                                                                           --------          --------
   Total other expense                                                                       (5,776)             (836)
                                                                                           --------          --------
Loss before extraordinary item, minority
   interest and equity in income of unconsolidated affiliates                               (32,842)          (15,065)


Minority interest in losses of subsidiaries                                                     ---               655
Equity in income of unconsolidated affiliates                                                   255               207
                                                                                           --------          --------
Loss before extraordinary item                                                              (32,587)          (14,203)

Extraordinary item-early extinguishment of debt                                                 ---              (238)
                                                                                           --------          --------
Net loss                                                                                    (32,587)          (14,441)

Preferred stock dividends                                                                       ---            (5,000)
                                                                                           --------          --------

Net loss available to common shareholders                                                  $(32,587)         $(19,441)
                                                                                           ========          ========

Basic and diluted loss per share:
   Continuing operations                                                                   $  (0.40)         $  (0.32)
   Extraordinary loss                                                                           ---               ---
                                                                                           --------          --------
                                                                                           $  (0.40)         $  (0.32)
                                                                                           ========          ========

Weighted average outstanding common shares                                                   80,723            59,967
                                                                                           ========          ========

    See accompanying notes to condensed consolidated financial statements.

US UNWIRED INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)
(Unaudited)

                                                                                For the three months ended
                                                                                        March 31,
                                                                                 2001                2000
                                                                                 ----                ----
                     Cash flows from operating activities
                     ------------------------------------

Net cash used in operating activities                                          $ (8,459)           $ (8,456)

                     Cash flows from investing activities
                     ------------------------------------

Investments in unconsolidated affiliates                                           (273)               (381)
Distributions from unconsolidated affiliates                                        ---                 310
Payments for the purchase of equipment                                          (21,394)            (15,870)
Sale of marketable securities                                                   176,705              44,368
Purchase of marketable securities                                               (12,544)            (12,098)
Payments for microwave relocation costs                                            (250)               (250)
Loan to unconsolidated affiliate                                                    ---                 (19)
Proceeds from sale of assets                                                      4,382                 ---
Discontinued operation                                                              ---              (1,406)
                                                                               --------            --------
Net cash provided by investing activities                                       146,626              14,654

                     Cash flows from financing activities
                     ------------------------------------

Debt issuance costs                                                                (130)               (126)
Proceeds from stock options exercised                                               116                 ---
Proceeds from long-term debt                                                        ---               2,555
Proceeds from preferred stock                                                       ---               5,000
Principal payments of long-term debt                                               (169)            (13,831)
Discontinued operations                                                             ---               1,562
                                                                               --------            --------
Net cash used in financing activities                                              (183)             (4,840)
                                                                               --------            --------

Net increase in cash and cash equivalents                                       137,984               1,358

Cash and cash equivalents at beginning of period                                 15,136              14,695
                                                                               --------            --------

Cash and cash equivalents at end of period                                     $153,120            $ 16,053
                                                                               ========            ========

    See accompanying notes to condensed consolidated financial statements.

US UNWIRED INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
(UNAUDITED)

1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

     The condensed consolidated balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The condensed consolidated financial statements contained herein should be read in conjunction with the financial statements and notes included in the Form 10-K for US Unwired Inc. for the year ended December 31, 2000, filed on March 26, 2001 with the Securities and Exchange Commission.

2.   Description of the Organization

     US Unwired Inc. ("the Company") is principally engaged in the ownership and operation of wireless communications systems, consisting of personal communications systems ("PCS"), cellular and paging communication systems throughout the Gulf Coast region of the United States.

     On February 28, 2001, the Company acquired the remaining 20% minority interests in its consolidated subsidiary Texas Unwired, a Louisiana general partnership ("Texas Unwired") from Butler Waddel Interest Ltd. and XIT Leasing Inc. for 307,664 shares of its Class A common stock. The market value of this Class A common stock at the date of acquisition was approximately $2.4 million. Should the Company elect to sell additional towers related to Texas Unwired by August 2001, we will be required to issue additional shares of our Class A common stock as additional consideration for this acquisition of minority interests.

     On February 28, 2001, the Company acquired the remaining 6.14% minority interest in its consolidated subsidiary Louisiana Unwired LLC ("LA Unwired") for 4,634,842 shares of the Company's Class A common stock from Cameron Communications. The market value of this Class A common stock at the date of acquisition was approximately $36.5 million.

     Each of the above acquisitions of minority interests has been accounted for using the purchase method of accounting. The excess of the consideration provided over the relative fair value of the minority interests acquired has been allocated to intangible assets, principally goodwill. As a result of these acquisitions of minority interests, LA Unwired and Texas Unwired are now wholly owned subsidiaries of the Company.

3.   Property and Equipment

     Major categories of property and equipment were:

                                                               March 31,      December 31,
                                                                    2001              2000
                                                                    ----              ----
                                                                     (In thousands)
     Land                                                       $  1,061          $  1,061
     Buildings and leasehold improvements                          7,284             7,042
     Facilities and equipment                                    266,664           257,923
     Office equipment and vehicles                                 4,871             4,319
     Construction in progress                                     25,638            15,463
                                                                --------          --------
                                                                 305,518           285,808
     Less accumulated depreciation and amortization               85,675            73,426
                                                                --------          --------

                                                                $219,843          $212,382
                                                                ========          ========


4.   Long-Term Obligations

     Long-term obligations consisted of the following:

                                                               March 31,      December 31,
                                                                    2001              2000
                                                                    ----              ----
                                                                     (In thousands)
     Debt outstanding under senior credit facilities:
       Senior subordinated discount notes                       $251,611          $243,686
       FCC debt                                                    1,056             1,087
       Bank and other financing                                   52,627            52,667
       Capital leases                                              7,995             8,093
                                                                --------          --------
     Total long-term obligations                                 313,289           305,533
     Less current maturities                                         699               690
                                                                --------          --------
     Long-term obligations, excluding current maturities        $312,590          $304,843
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

     The Notes are fully, unconditionally, and joint and severally guaranteed by each of LA Unwired and Unwired Telecom Corp. ("Unwired Telecom"), wholly owned subsidiaries of the Company. Each of the guarantees is a general unsecured obligation of the guarantor. Each of the guarantees ranks equally in right of payment with the guarantor's future senior subordinated indebtedness and is subordinated in right of payment to all existing and future senior debt of the guarantor.

     Effective October 1, 1999, the Company entered into a $130 million senior credit facility. It provides for an $80 million reducing revolving credit facility that matures on September 30, 2007 and a $50 million delay draw term loan that matures on September 30, 2007. The reducing revolver is permanently reduced in quarterly installments beginning June 2002 in amounts that vary between

     $1.3 million and $6.0 million. The term loan will be amortized in quarterly installments beginning on June 30, 2003, in amounts that vary between $1.3 million and $3.8 million. All loans made under the senior credit facility bear interest at variable rates tied to the prime rate, the federal funds rate or LIBOR. At March 31, 2001, there was $50.0 million outstanding under this senior credit facility.

     The senior credit facility requires the Company to pay an annual commitment fee ranging from 1.5% to 1% of the unused commitment. It is guaranteed by a fully secured guarantee from each of LA Unwired and Unwired Telecom and an unsecured partial guarantee from Lucent Technologies, Inc. in the amount of up to $43.3 million available for principal, together with one-third of accrued interest and other applicable fees (but excluding prepayment premiums). It is secured by a first priority security interest in all tangible and intangible assets of the Company (other than the corporate headquarters building), LA Unwired and Unwired Telecom (including the owned PCS licenses, to the extent legally permitted); a pledge by the Company of 100% of its ownership interest in LA Unwired; a pledge by the Company of its ownership interest in Unwired Telecom; a pledge by LA Unwired of its ownership interest in Texas Unwired; and an assignment by LA Unwired of all Sprint PCS agreements and any network contract, including software rights. Additionally, the senior credit facility is subject to certain restrictive covenants. As of March 31, 2001, the Company was in compliance with these restrictive covenants.

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

     On March 30, 2001, the Company sold 14 of its wireless communication towers and related ground leasehold rights and other assets (collectively, "towers") for gross proceeds of approximately $4.4 million. Concurrent with the sale, the Company entered into an operating lease for a portion of the antenna space on the sold towers from the buyer for an initial term of 10 years, renewable at the option of the Company for three additional five-year terms at an initial rental of $252,000 per year, increasing each year by 4% of the previous year's rental. The Company recognized a gain of approximately $943,000 related to this transaction. Additionally, the Company recorded a deferred gain of approximately $1.8 million that will be recognized ratably over the initial 10-year term of the operating lease.

6. Income Taxes

     The Company's effective income tax rate for the interim periods presented is based on management's estimate of the Company's effective tax rate for the applicable year and differs from the federal statutory income tax rate primarily due to nondeductible permanent differences, state income taxes and changes in the valuation allowance for deferred tax assets. For the year ending December 31, 2001, management currently estimates that a valuation allowance will be provided for the expected loss to be incurred.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to facilitate an understanding and assessment of significant changes and trends related to the financial condition and results of operations of US Unwired Inc. ("the Company" or "we", "us" or "our"). This discussion should be read in conjunction with our financial statements included in this report and with the financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations that are included in the Form 10-K for US Unwired Inc. for the year ended December 31, 2000, filed on March 26, 2001with the Securities and Exchange Commission ("SEC").

Statements herein include forward-looking statements about our current and future business, operations and other matters. They often include the words "believes," "expects," "plans," "anticipates," "intends," "projects" or similar words. These statements speak only as of the date made, are not guarantees of future performance, and involve known and unknown risks and other factors that could cause actual results to be materially different from any future results expressed or implied by them. Some of these factors, many of which are outside our control, include: our dependence on our affiliation with Sprint PCS, availability of infrastructure and subscriber equipment, availability at acceptable terms of sufficient funds to pay for our business plan, competition, changes in labor, equipment and capital costs, ability to obtain required regulatory approvals, market and technology changes, ability to comply with our credit agreements, changes in management, ability to attract and retain qualified employees, future acquisitions, and general economic and business conditions. One should not rely too heavily on any forward-looking statement. For a detailed discussion of these and other cautionary statements and factors, see the Company's filings with the SEC, especially in the "risk factors" section of its Form 10-K filing with the SEC.

Overview

Through our subsidiaries, Louisiana Unwired, LLC ("LA Unwired") and Texas Unwired, a Louisiana general partnership ("Texas Unwired"), we provide wireless personal communication services, commonly referred to as PCS, in Louisiana, Texas, Florida, Arkansas, Mississippi and Alabama. We are a network partner of Sprint PCS, the personal communications services group of Sprint Corporation. Sprint PCS, directly and through affiliates like us, provides wireless services in more than 4,000 cities and communities across the country. We have the exclusive right to provide digital PCS services under the Sprint(R) and Sprint PCS(R) brand names in a service area comprising approximately 9.8 million residents in eastern Texas, southern Oklahoma, southern Arkansas, significant portions of Louisiana, Alabama and Mississippi, the Florida panhandle and southern Tennessee. Our service area is among the largest in population and subscribers of the Sprint PCS network partners and is contiguous with Sprint PCS's launched markets of Houston, Dallas, Little Rock, New Orleans, Birmingham, Tallahassee and Memphis.

We currently provide Sprint PCS service in 37 of our 41 geographical areas, known as Basic Trading Areas ("BTAs" or "markets"). A market is a geographical area in which we operate, and, in total, our service area consists of 41 markets. Since December 31, 2000 we have increased our network coverage by one market and approximately 100,000 residents. At March 31, 2001, our network covered approximately 6.1 million residents out of approximately 9.4 million total residents in those markets. We expect to cover a total of approximately
6.5 million residents by mid-2001, at which point we expect to have covered approximately 66% of the 9.8 million resident population in our service area. The number of people in our service area does not represent the number of Sprint PCS subscribers that we expect to have in our service area.

We have added 46,400 PCS subscribers since December 31, 2000 and as of March 31, 2001 had approximately 172,400 PCS subscribers within our launched 37 PCS markets.

In addition, the Company provides cellular and paging services in parts of Louisiana through its wholly owned subsidiary, Unwired Telecom Corp. ("Unwired Telecom"). As of March 31, 2001, we had approximately 46,900 cellular and 18,200 paging subscribers.

In October 2000, we amended our management agreements with Sprint PCS. Effective May 2001, Sprint PCS will begin providing billing and customer care services for new PCS subscribers added in certain markets where we had previously provided these services. This transition will continue during the year. As a part of the amendment, Sprint PCS has also agreed to not change the reciprocal Sprint roaming rate of $.20 per minute through December 2002.

On February 28, 2001, we purchased our minority interests in LA Unwired and Texas Unwired and now own 100% of these subsidiaries.

Results of Operations

Three Month Period Ended March 31, 2001 Compared to Three Month Period Ended March 31, 2000

Revenues

                                             Three months ended March 31,
                                                 2001                2000
                                                 ----                ----
                                                    (In thousands)

     Subscriber revenues                     $ 27,031            $ 13,765
     Roaming revenues                          15,020               4,336
     Merchandise sales                          4,437               3,054
     Other revenues                             1,405               1,136
                                             --------            --------

               Total revenues                $ 47,893            $ 22,291
                                             ========            ========


Subscriber revenues

Total subscriber revenues were $27.0 million for the three-month period ended March 31, 2001 as compared to $13.8 million for the three-month period ended March 31, 2000, representing an increase of $13.2 million. PCS subscriber revenues were $22.3 million for the three-month period ended March 31, 2001 as compared to $7.5 million for the three-month period ended March 31, 2000, representing an increase of $14.8 million and was primarily the result of an increase in PCS subscribers to 172,400 at March 31, 2001 from 65,800 at March 31, 2000. Cellular and paging subscriber revenues were $4.7 million for the three-month period ended March 31, 2001 as compared to $6.3 million for the three-month period ended March 31, 2000, representing a $1.6 million decrease and was primarily the result of a decrease to 65,200 cellular and paging subscribers at March 31, 2001 from 80,600 cellular and paging subscribers at March 31, 2000.

Roaming revenues

Roaming revenues were $15.0 million for the three-month period ended March 31, 2001 as compared to $4.3 million for the three-month period ended March 31, 2000, representing an increase of $10.7 million. PCS roaming revenues were $12.8 million for the three-month period ended March 31, 2001 as compared to $2.3 million for the three-month period ended March 31, 2000, representing an increase of $10.5 million and was primarily the result of a higher volume of Sprint PCS(R) subscribers traveling through our markets and the expansion of our network coverage. We operated 37 PCS markets at March 31, 2001 as compared to nine PCS markets at March 31, 2000. Cellular roaming revenues were $2.2 million for the three-month period ended March 31, 2001 as compared to $2.0 million for the three-month period ended March 31, 2000, representing an increase of $.2 million and was primarily the result of higher usage in our service area.

Merchandise sales

Merchandise sales were $4.4 million for the three-month period ended March 31, 2001 as compared to $3.1 million for the three-month period ended March 31, 2000, representing an increase of $1.3 million. PCS merchandise sales were $4.3 million for the three-month period ended March 31, 2001 as compared to $2.8 million for the three-month period ended March 31, 2000, representing an increase of $1.5 million and were due primarily to an increase in initial sales to new PCS subscribers. We recorded initial sales to 58,100 new PCS subscribers during the three-month period ended March 31, 2001 as compared to initial sales to 22,500 new PCS subscribers during the three-month period ended March 31, 2000. Cellular and paging merchandise sales were $.1 million for the three-month period ended March 31, 2001 as compared to $.3 million for the three-month period ended March 31, 2000, representing an decrease of $.2 million and were due primarily to a decrease in initial sales to new cellular subscribers. We recorded initial sales to 3,300 new cellular subscribers for the three-month period ended March 31, 2001 compared to 3,100 new cellular subscribers for the three-month period ended March 31, 2000.

Other revenues

Other revenues were $1.4 million for the three-month period ended March 31, 2001 as compared to $1.1 million for the three-month period ended March 31, 2000, representing an increase of $.3 million and was primarily attributable to increased fees charged to non-affiliated companies for management services and increased rental revenues charged to other telecommunication companies leasing space on towers that we own.

Operating Expenses

                                             Three months ended March 31,
                                                 2001                2000
                                                 ----                ----
                                                    (In thousands)
     Cost of service                         $ 21,149            $  7,385
     Merchandise cost of sales                 10,245               6,128
     General & administrative                  12,228               7,840
     Sales & marketing                         15,754               5,685
     Non-cash stock compensation                1,322               1,711
     Depreciation & amortization               14,261               7,771
                                             --------            --------

          Total operating expenses           $ 74,959            $ 36,520
                                             ========            ========

Cost of service

Cost of service was $21.1 million for the three-month period ended March 31, 2001 as compared to $7.4 million for the three-month period ended March 31, 2000, representing an increase of $13.7 million. PCS cost of service was $19.5 million for the three-month period ended March 31, 2001 as compared to $5.2 million for the three-month period ended March 31, 2000, representing an increase of $14.3 million, which primarily related to increased circuit costs and cell site leases for the increase in coverage area and for the market expansion in Texas, Florida, Alabama, Arkansas, Tennessee and Mississippi as described above as well as our conversion from owned to leased cell sites. Cellular cost of service was $1.6 million for the three-month period ended March 31, 2001 as compared to $2.2 million for the three-month period ended March 31, 2000, representing a decrease of $.6 million and was primarily related to a decrease in our cellular and paging subscriber base.

Merchandise cost of sales

Merchandise cost of sales was $10.2 million for the three-month period ended March 31, 2001 as compared to $6.1 million for the three-month period ended March 31, 2000, representing an increase of $4.1 million. PCS merchandise cost of sales was $9.8 million for the three-month period ended March 31, 2001 as compared to $5.3 million for the three-month period ended March 31, 2000, representing an increase of $6.6 million and was primarily due to an increase in initial sales to new PCS subscribers. We recorded initial sales to 58,100 new PCS subscribers during the three-month period ended March 31, 2001 as compared to initial sales to 22,500 new PCS subscribers during the three-month period ended March 31, 2000. Cellular and paging merchandise cost of sales was $.5 million for the three-month period ended March 31, 2001 as compared to $.8 million for the three-month period ended March 31, 2000, representing a decrease of $.3 million, which was primarily related to the decrease in the subscriber base.

General and administrative expenses

General and administrative expenses were $12.2 million for the three-month period ended March 31, 2001 as compared to $7.9 million for the three-month period ended March 31, 2000, representing an increase of $4.3 million. PCS general and administrative expense was $9.3 million for the three-month period ended March 31, 2001 as compared to $2.8 million for the three-month period ended March 31, 2000, representing an increase of $6.5 million and was primarily related to the hiring of additional employees and increased billing costs as the number of PCS subscribers increased to 172,400 at March 31, 2001 from 65,800 at March 31, 2000 and overall market expansion increased to 37 PCS markets at March 31, 2001 from nine markets at March 31, 2000. Cellular and paging general and administrative expenses were $1.7 million for the three-month period ended March 31, 2001 as compared to $3.8 million for the three-month period ended March 31, 2000, representing a decrease of $2.1 million which is primarily represented by a sales and use tax assessment recorded in March 2000.

Sales and marketing expenses

Sales and marketing expenses were $15.8 million for the three-month period ended March 31, 2001 as compared to $5.7 million for the three-month period ended March 31, 2000, representing an increase of $10.1 million. PCS sales and marketing expenses were $14.7 million for the three-month period ended March 31, 2001 as compared to $4.6 million for the three-month period ended March 31, 2000, representing an increase of $10.1 million and primarily relates to advertising, direct selling headcount and commissions paid to local and national third party retailers contracted to sell our product. PCS subscribers increased to 172,400 at March 31, 2001 from 65,800 at March 31, 2000; network coverage increased to 37 PCS markets at March 31, 2001 from nine PCS markets at March 31, 2000; and 16 additional PCS retail outlets were open at March 31, 2001as compared to March 31, 2000. Cellular and paging sales and marketing expenses were unchanged at $1.1 million for the three-month period ended March 31, 2001 and the three-month period ended March 31, 2000.

Non-cash stock compensation

Non-cash compensation was $1.3 million for the three-month period ended March 31, 2001as compared to $1.7 million for the three-month period ended March 31, 2000, representing a decrease of $0.4 million. The non-cash stock compensation consists of compensation expense related to the granting of certain stock options for the Company's stock issued in July 1999 and January 2000 with exercise prices less than the market value of the Company's stock at the date of such grant. This stock compensation expense is being amortized over the four year vesting period of the related options.

Depreciation and amortization expense

Depreciation and amortization expense was $14.3 million for the three-month period ended March 31, 2001 as compared to $7.8 million for the three-month period ended March 31, 2000, representing an increase of $6.5 million. PCS depreciation and amortization expense was $11.8 million for the three-month period ended March 31, 2001 as compared to $5.9 million for the three-month period ended March 31, 2000, representing an increase of $5.9 million. The increase was primarily due to increased capital spending to build out our PCS markets. Net property and equipment for our PCS markets increased to $199.2 million at March 31, 2001 from $85.3 million at March 31, 2000. Depreciation and amortization expense for our cellular and paging operations was $1.0 million for the three-month period ended March 31, 2001 as compared to $1.2 million for the three-month period ended March 31, 2000 representing a decrease of $.2 million and was the result of certain fixed assets becoming fully depreciated.

Operating loss

The operating loss was $27.1 million for the three-month period ended March 31, 2001 as compared to $14.2 million for the three-month period ended March 31, 2000, representing an increase of $12.9 million. The operating loss for our PCS operations was $25.9 million for the three-month period ended March 31, 2001 as compared to $11.1 million for the three-month period ended March 31, 2000, representing an increase of $14.8 million and was primarily due to the increased operational costs associated with building out our PCS markets. The operating income for our cellular operations was $1.0 million for the three-month period ended March 31, 2001 as compared to an operating loss of $.5 million for the three-month period ended March 31, 2000, representing an increase of $1.5 million and was primarily related to the $2.0 million sales and use tax assessment in 2000. The remainder is associated with non-cash stock compensation and depreciation expense for our corporate offices.

Other Income/(Expense)

                                             Three months ended March 31,
                                                 2001                2000
                                                 ----                ----
                                                     (In thousands)
     Interest expense                        $ (9,542)           $ (7,843)
     Interest income                            2,820               2,187
     Other                                        946               4,820
                                             --------            --------
     Total other expense                     $ (5,776)           $   (836)
                                             ========            ========

Interest expense was $9.5 million for the three-month period ended March 31, 2001 as compared to $7.8 million for the three-month period ended March 31, 2000, representing an increase of $1.7 million. The increase in interest expense resulted from the increase in outstanding debt. Our outstanding debt was $313.3 million at March 31, 2001 as compared to $233.4 million at March 31, 2000. The increase in debt primarily resulted from our $50 million senior credit facility and accreted interest on our subordinated discount note offering in October 1999.

Interest income was $2.8 million for the three-month period ended March 31, 2001 as compared to $2.2 million for the three-month period ended March 31, 2000, representing an increase of $.6 million. The increase resulted from higher returns realized from investing available funds.

Other income was $.9 million for the three-month period ended March 31, 2001 as compared to $4.8 million for the three-month period ended March 31, 2000, representing a decrease of $3.9 million. In the three month period ended March 31, 2001, we recognized a $.9 million gain on sale of 14 towers. In the three-month period ended March 31, 2000, we recognized a gain of approximately $2.0 million from the sale of a portion of the Company's ownership interest in a PCS operator and a gain of approximately $2.8 million due to the reduction of the Company's guarantee of that operator's debt.

Equity in Income of Unconsolidated Affiliates

Equity in income of unconsolidated affiliates was $.3 million for the three-month period ended March 31, 2001 as compared to $.2 million for the three-month period ended March 31, 2000, representing an increase of $.1 million and represents income associated with our 25% ownership interest in a Texas telecommunications company.

Liquidity and Capital Resources

On October 1, 1999, US Unwired entered into a credit facility with CoBank; ACB, The Bank of New York; BNY Capital Markets; Inc., First Union Securities, Inc.; First Union National Bank; and other lenders for $130 million. During 2000, we borrowed $50.0 million under this agreement and at March 31, 2001, we had $80.0 million available.

Cash used by operating activities was $8.5 million for the three-month period ended March 31, 2001. Cash provided by investing activities was $146.6 million for the three-month period ended March 31, 2001 and primarily consisted of $21.4 million used to purchase property and equipment and $164.2 in net proceeds from marketable security transactions and $4.4 million provided by the sale and leaseback of certain towers. Cash used in financing activities was $183,000 for the three-month period ended March 31, 2001.

We believe that the proceeds from our financings and internally generated cash flow will be enough to build out our network as planned, cover anticipated operating losses and meet our debt service requirements.

Seasonality

Like the wireless communications industry in general, our subscribers increase in the fourth quarter due to the holiday season. A greater number of phones sold at holiday promotional prices causes our losses on merchandise sales to increase. Our sales and marketing expenses increase also with holiday promotional activities. We expect these trends to continue based on historical operating results.

PART II

Item 2. Changes in Securities

On April 4, 2000, the Company filed a registration statement on Form S-1 (file No. 333-33964) with the Securities and Exchange Commission for the sale to the public of 8,000,000 shares of its Class A common stock ("the Stock Offering"). The registration statement became effective on May 17, 2000, and 8,000,000 shares were issued on May 23, 2000 at the price of $11.00 per share before underwriting discount. The underwriters had the option to purchase up to an additional 1.2 million shares from selling stockholders at the same price of $11.00 per share before underwriting discount. The underwriters exercised a portion of their over allotment option, and on September 12, 2000, purchased 236,700 shares. The Stock Offering has terminated. As of March 31, 2001, a portion of the net proceeds of $80.6 million has been expended as working capital and to fund our build out.

On February 28, 2001, Cameron Communications Corp., Butler Waddel Interest Ltd. and XIT Leasing Inc. exchanged their minority interests in the Company for 4,942,506 shares of the Company's Class A common stock for a total purchase price of $38.9 million, or $7.875 per share. The Company relied on Section 4(2) of the Securities Act of 1933, as amended ("the Act") for the exemption from registration because there were only three purchasers, all of whom are sophisticated. No other persons were offered the securities. The share certificates contain appropriate legends noting that any future transfer must be accomplished by registration under the Act or exemption there from.

Item 6. Exhibits and Reports on Form 8-K

     a. Exhibits

        None

     b. Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter ended March 31,
2001

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.


May 9, 2001                                               US UNWIRED INC.

                                                    By:  /s/ Jerry E. Vaughn
                                                    ----------------------------
                                                    Jerry E. Vaughn
                                                    Chief Financial Officer