Form 10-Q
period 2001-06-30
US UNWIRED INC
filed 2001-08-08
CIK 1024149

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001 OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO
     ________________.


Commission file number ...000-22003...

                                US UNWIRED INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Louisiana                                             72-1457316
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                              Identification No.)

One Lakeshore Drive, Suite 1900
       Lake Charles, LA                                            70629
----------------------------------------      ---------------------------------------------
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
                                      ---     ---

There were 24,485,063 shares of class A common stock, $0.01 par value per share, and 59,611,244 shares of class B common stock, $0.01 par value per share, outstanding at August 1, 2001.


Part I - Financial Information
                                                                                                                     Page
                                                                                                                  ----------
Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets .....................................................................  3
          Condensed Consolidated Statements of Operations............................................................  4
          Condensed Consolidated Statements of Cash Flows............................................................  5
          Notes to Condensed Consolidated Financial Statements.......................................................  6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations .................................................................................  8

Part II - OTHER INFORMATION

Item 2.   Changes in Securities......................................................................................  16
Item 5.   Other Information..........................................................................................  16
Item 6.   Exhibits and Reports on Form 8-K...........................................................................  16

Signatures...........................................................................................................  17


Part I Financial Information
Item 1. Financial Statements

US UNWIRED INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                                    June 30,            December 31,
                                                                    --------            ------------
                                                                       2001                 2000
                                                                    --------             --------
                                                                  (Unaudited)             (Note 1)
                                Assets
                                ------
Current assets:
      Cash and cash equivalents                                     $160,878             $ 15,136
      Marketable securities                                              ---              165,438
      Subscriber receivables, net                                     12,711                8,825
      Other receivables                                                8,409                5,195
      Inventory                                                        3,279                4,517
      Prepaids and other current assets                                7,990                3,379
      Receivables from related parties                                   796                1,347
      Receivables from officers                                          110                  109
                                                                    --------             --------

      Total current assets                                           194,173              203,946

Property and equipment, net                                          230,821              212,382
Deferred financing costs, net                                         10,969               11,511
Licenses, net                                                         11,211               11,208
Goodwill and subscriber base                                          37,061                8,508
Other assets                                                           6,209                9,425
                                                                    --------             --------

Total assets                                                        $490,444             $456,980
                                                                    ========             ========
              Liabilities and stockholders' equity
              ------------------------------------
Current liabilities:
      Accounts payable                                              $ 25,738             $ 20,227
      Accrued expenses                                                19,392               11,575
      Payable to related party                                           ---                  549
      Current maturities of long term obligations                        745                  690
                                                                    --------             --------

      Total current liabilities                                       45,875               33,041

Long term obligations, net of current maturities                     322,440              304,843
Deferred gain and other noncurrent liabilities                        36,268               16,531
Investments in and advances to unconsolidated affiliates               2,478                2,511

Stockholders' equity:
      Common stock                                                       841                  790
      Additional paid in capital                                     181,663              147,870
      Accumulated other comprehensive income                             ---                1,276
      Retained deficit                                               (99,121)             (49,882)
                                                                    --------             --------
      Total stockholders' equity                                      83,383              100,054
                                                                    --------             --------

      Total liabilities and stockholders' equity                    $490,444             $456,980
                                                                    ========             ========

See accompanying notes to condensed consolidated financial statements.

US UNWIRED INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

                                                                For the three months ended         For the six months ended
                                                                         June 30,                          June 30,
                                                                  2001               2000             2001            2000
                                                                --------           --------         --------        --------
Revenues:
      Subscriber                                                 $ 33,721          $ 16,398          $ 60,752       $ 30,163
      Roaming                                                      19,927             5,492            34,947          9,828
      Merchandise sales                                             3,586             2,195             8,023          5,249
      Other revenue                                                 1,447             1,492             2,852          2,628
                                                                 --------          --------          --------       --------

      Total revenue                                                58,681            25,577           106,574         47,868
Expense:
      Cost of service                                              25,898            10,047            47,047         17,432
      Merchandise cost of sales                                     5,629             4,466            15,874         10,594
      General and administrative                                   11,313             7,547            23,541         15,387
      Sales and marketing                                          14,710             6,515            30,464         12,200
      Non-cash stock compensation                                   1,310             1,146             2,632          2,857
      Depreciation and amortization                                15,760             9,099            30,021         16,870
                                                                 --------          --------          --------       --------
      Total operating expense                                      74,620            38,820           149,579         75,340
                                                                 --------          --------          --------       --------
Operating loss                                                    (15,939)          (13,243)          (43,005)       (27,472)
Other income (expense):
      Interest expense, net                                        (8,022)           (5,857)          (14,744)       (11,513)
      Gain on sale of assets                                        7,273               ---             8,219          4,820
                                                                 --------          --------          --------       --------
      Total other expense                                            (749)           (5,857)           (6,525)        (6,693)
                                                                 --------          --------          --------       --------
Loss before extraordinary  item, minority interest and
      equity in income of unconsolidated affiliates               (16,688)          (19,100)          (49,530)       (34,165)
Income tax benefit                                                    ---             4,322               ---          4,322
                                                                 --------          --------          --------       --------
Loss before extraordinary item, minority interest and
      equity in (income) losses of affiliates                     (16,688)          (14,778)          (49,530)       (29,843)


Minority interest in losses of subsidiaries                           ---                77               ---            732

Equity in income (losses) of unconsolidated affiliates             (1,125)              349              (870)           556
                                                                 --------          --------          --------       --------
Loss from continuing operations                                   (17,813)          (14,352)          (50,400)       (28,555)

Gain on disposal of discontinued operations                           ---             6,483               ---          6,483
                                                                 --------          --------          --------       --------
Loss before extraordinary item                                    (17,813)           (7,869)          (50,400)       (22,072)

Extraordinary item - early extinguishment of debt                     ---               ---               ---           (238)
                                                                 --------          --------          --------       --------
Net loss                                                          (17,813)            (7869)          (50,400)       (22,310)
Preferred stock dividend                                              ---               ---               ---         (5,000)
                                                                 --------          --------          --------       --------
Net loss available to common shareholders                        $(17,813)         $ (7,869)         $(50,400)      $(27,310)
                                                                 ========          ========          ========       ========

Basic and diluted loss per share:
      Continuing operations                                      $  (0.21)         $  (0.21)         $  (0.61)      $  (0.52)

      Discontinued operations                                         ---              0.10               ---           0.10

      Extraordinary loss                                              ---               ---               ---            ---
                                                                 --------          --------          --------       --------
                                                                 $  (0.21)         $  (0.11)         $  (0.61)      $  (0.42)
                                                                 ========          ========          ========       ========
Weighted average outstanding common shares                         84,020            69,065            82,369         64,491
                                                                 ========          ========          ========       ========

See accompanying note to financial statements

US UNWIRED INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

                                                                                            For six months ended June 30,
                                                                                                 2001            2000
                                                                                               ---------       ---------
                        Cash flows from operating activities
                        ------------------------------------
Net cash provided by (used in) operating activities                                            $ (14,555)      $   5,957

                        Cash flows from investing activities
                        ------------------------------------

Investments in unconsolidated affiliates                                                            (547)           (381)
Distributions from unconsolidated affiliates                                                         ---             391
Payments for the purchase of equipment                                                           (54,724)        (62,533)
Sale of marketable securities                                                                    176,705          92,868
Purchase of marketable securities                                                                (12,544)       (117,222)
Payments for microwave relocation                                                                   (348)           (767)
Proceeds from the sale of assets                                                                  44,133             ---
Proceeds from restricted cash                                                                      5,753             ---
Net proceeds from discontinued operations                                                            ---          11,522
Discontinued operations                                                                              ---          (1,406)
                                                                                               ---------       ---------
Net cash provided by (used in) investing activities                                              158,428         (77,528)

                        Cash flows from financing activities
                        ------------------------------------
Debt issuance costs                                                                                 (130)           (241)
Equity issuance costs                                                                                ---          (7,379)
Proceeds from stock options exercised                                                                550             ---
Proceeds from long-term debt                                                                       1,822           2,555
Proceeds from equity offering                                                                        ---          88,000
Proceeds from preferred stock                                                                        ---           5,000
Principal payments of long-term debt                                                                (373)        (14,005)
Discontinued operations                                                                             ----           1,563
                                                                                               ---------       ---------
Net cash provided by financing activities                                                          1,869          75,493
                                                                                               ---------       ---------

Net increase in cash and cash equivalents                                                        145,742           3,922

Cash and cash equivalents at beginning of period                                                  15,136          14,695
                                                                                               ---------       ---------

Cash and cash equivalents at end of period                                                     $ 160,878       $  18,617
                                                                                               =========       =========

     See accompanying notes to condensed consolidated financial statements

US UNWIRED INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
(UNAUDITED)


1.  Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

    On February 28, 2001, the Company acquired the remaining 20% minority interests in its consolidated subsidiary Texas Unwired, a Louisiana general partnership ("Texas Unwired") from unaffiliated third parties for 307,664 shares of its Class A common stock. The market value of this Class A common stock at the date of acquisition was approximately $2.4 million. Should the Company elect to sell additional towers related to Texas Unwired by August 2001, we will be required to issue additional shares of our Class A common stock as additional consideration for this acquisition of minority interests.

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

3. Property and Equipment

   Major categories of property and equipment were:

                                                                             June 30,         December 31,
                                                                               2001               2000
                                                                             --------           --------
                                                                                  (In thousands)
Land                                                                         $  1,061           $  1,061
Buildings and leasehold improvements                                            7,767              7,042
Facilities and equipment                                                      277,304            257,923
Office equipment and vehicles                                                   5,621              4,319
Construction in progress                                                       35,708             15,463
                                                                             --------           --------
                                                                              327,461            285,808
Less accumulated depreciation and amortization                                 96,640             73,426
                                                                             --------           --------

                                                                             $230,821           $212,382
                                                                             ========           ========

4. Long-Term Obligations

   Long-term obligations consisted of the following:

                                                                            June 30,          December 31,
                                                                              2001                2000
                                                                            --------            --------
                                                                                   (In thousands)
Debt outstanding under senior credit facilities:
  Senior subordinated discount notes                                        $259,889            $243,686
  Bank and other financing                                                    54,406              52,667
  Capital leases                                                               7,895               8,093
  FCC debt                                                                       995               1,087
                                                                            --------            --------
Total long-term obligations                                                  323,185             305,533
Less current maturities                                                          745                 690
                                                                            --------            --------
Long-term obligations, excluding current maturities                         $322,440            $304,843
                                                                            ========            ========

  On October 29, 1999, the Company issued $400 million in aggregate principal amount of its 13 3/8% Senior Subordinated Discount Notes due November 1, 2009 ("the Notes"). The Notes were issued at a substantial discount such that the Company received gross proceeds of approximately $209.2 million. The Notes increase in value daily, compounded twice per year, at the rate of 13 3/8% per year until November 1, 2004. On that date, the value of the Notes will be equal to the face amount of the Notes and interest will begin to accrue at the rate of 13 3/8% per year. The Company will be required to pay the accrued interest beginning May 1, 2005, and on each November 1 and May 1 thereafter. The Notes are a general unsecured obligation of the Company, except for the limited security provided by a pledge of its interest in Texas Unwired by LA Unwired. The Notes rank junior to all existing and future senior debt of the Company and equal in right of payment of any future senior subordinated indebtedness of the Company.

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

  Effective October 1, 1999, the Company entered into a $130 million senior credit facility. It provides for an $80 million reducing revolving credit facility that matures on September 30, 2007 and a $50 million delay draw term loan that matures on September 30, 2007. The reducing revolver is permanently reduced in quarterly installments beginning June 2002 in amounts that vary between $1.3 million and $6.0 million. The term loan will be amortized in quarterly installments beginning on June 30, 2003, in amounts that vary between $1.3 million and $3.8 million. All loans made under the senior credit facility bear interest at variable rates tied to the prime rate, the federal funds rate or LIBOR. At June 30, 2001, there was $50.0 million outstanding under this senior credit facility.

    The senior credit facility requires the Company to pay an annual commitment fee ranging from 1.5% to 1% of the unused commitment. It is guaranteed by a fully secured guarantee from each of LA Unwired and Unwired Telecom and an unsecured partial guarantee from Lucent Technologies, Inc. in the amount of up to $43.3 million available for principal, together with one-third of accrued interest and other applicable fees (but excluding prepayment premiums). It is secured by a first priority security interest in all tangible and intangible assets of the Company (other than the corporate headquarters building), LA Unwired and Unwired Telecom (including the owned PCS licenses, to the extent legally permitted); a pledge by the Company of 100% of its ownership interest in LA Unwired; a pledge by the Company of its ownership interest in Unwired Telecom; a pledge by LA Unwired of its ownership interest in Texas Unwired; and an assignment by LA Unwired of all Sprint PCS agreements and any network contract, including software rights. Additionally, the senior credit facility is subject to certain restrictive covenants. As of June 30, 2001, the Company was in compliance with these restrictive covenants.

5.  Business Combinations, Goodwill and Other Intangible Assets

    In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives. The Company has not yet determined what the effects, if any, of these new rules will be on the earnings and financial position of the Company.

6.  Commitments and Contingencies

    The Company's PCS licenses are subject to a requirement that the Company construct network facilities that offer coverage to 25% of the population or have substantial service in each of its BTAs within five years from the grant of the licenses. As of June 30,2001, the Company had met this requirement with the completion of the network design, site and facility acquisitions, the purchase and installation of the network equipment, network testing, and the satisfactory accommodation of microwave users currently using the spectrum.

    During the six months ended June 30, 2001, the Company sold 141 of its wireless communication towers and related ground leasehold rights and other assets (collectively, "towers") for gross proceeds of approximately $44.1 million. Concurrent with the sale, the Company entered into operating leases for a portion of the antenna space on the sold towers from the buyer for an initial term of 10 years, renewable at the option of the Company for three additional five-year terms at an initial rental of $2.5 million per year, increasing each year by 4% of the previous year's rental. The Company recognized a gain of approximately $8.2 million related to these transactions. Additionally, the Company recorded a deferred gain of approximately $18.2 million that will be recognized ratably over the initial 10-year term of the operating lease.

7.  Income Taxes

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

Overview

Through our subsidiaries, Louisiana Unwired, LLC ("LA Unwired") and Texas Unwired, a Louisiana general partnership ("Texas Unwired"), we provide wireless personal communication services, commonly referred to as PCS, in eastern Texas, southern Oklahoma, southern Arkansas, significant portions of Louisiana, Alabama and Mississippi, the Florida panhandle and southern Tennessee. We are a network partner of Sprint PCS, the personal communications services group of Sprint Corporation. Sprint PCS, directly and through affiliates like us, provides wireless services in more than 4,000 cities and communities across the country. We have the exclusive right to provide digital PCS services under the Sprint(R) and Sprint PCS(R) brand names in a service area comprising approximately 9.8
million residents.    Our service area is among the largest in population and
subscribers of the Sprint PCS network partners and is contiguous with Sprint PCS's launched markets of Houston, Dallas, Little Rock, New Orleans, Birmingham, Tallahassee and Memphis.

We currently provide Sprint PCS service to all 41of our geographical areas, known as Basic Trading Areas ("BTAs" or "markets"). A market is a geographical area in which we operate, and, in total, our service area consists of 41
markets.   Since March 31, 2001 we have increased our network coverage by four markets and over 300,000 residents. At June 30, 2001, our network covered approximately 6.4 million residents out of approximately 9.8 million total residents in those markets. The number of people in our service area does not represent the number of Sprint PCS subscribers that we expect to have in our service area.

We have added 28,400 PCS subscribers since March 31, 2001 and as of June 30, 2001 had approximately 200,900 PCS subscribers within our launched 41 PCS markets.

In addition, the Company provides cellular and paging services in parts of Louisiana through its wholly owned subsidiary, Unwired Telecom Corp. ("Unwired Telecom"). As of June 30, 2001, we had approximately 40,900 cellular and 16,600 paging subscribers.

In October 2000, we amended our management agreements with Sprint PCS. Effective June 2001, Sprint PCS began providing billing and customer care services for new PCS subscribers added in certain markets where we had previously provided these services. We will continue to migrate a portion of our customer base to Sprint PCS' billing and customer care platform through March 2002. As a part of the amendment,

Sprint PCS has also agreed to not change the reciprocal Sprint roaming rate of $.20 per minute through December 2002 for Sprint PCS subscribers.

Seasonality

Like the wireless communications industry in general, our subscribers increase in the fourth quarter due to the holiday season. A greater number of phones sold at holiday promotional prices causes our losses on merchandise sales to increase. Our sales and marketing expenses increase also with holiday promotional activities. During the first quarter, we experience a higher volume of new wireless activations for our prepaid services where airtime is paid in advance of use. During the summer months, we experience a higher volume of roaming as Sprint PCS and Sprint PCS affiliates travel through our service area. We expect these trends to continue based on historical operating results.

Results of Operations

Three and Six Month Periods Ended June 30, 2001 Compared to Three Month and Six Month Periods Ended June 30, 2000

Revenues

                                                       For the three months ended   For the six months ended
                                                                June 30,                    June 30,
                                                            2001        2000             2001       2000
                                                         -------     -------         --------    -------
Revenues:
      Subscriber                                         $33,721     $16,398         $ 60,752    $30,163
      Roaming                                             19,927       5,492           34,947      9,828
      Merchandise sales                                    3,586       2,195            8,023      5,249
      Other revenue                                        1,447       1,492            2,852      2,628
                                                         -------     -------         --------    -------

      Total revenue                                      $58,681     $25,577         $106,574    $47,868
                                                         =======     =======         ========    =======

Subscriber revenues

Total subscriber revenues were $33.7 million for the three-month period ended June 30, 2001 as compared to $16.4 million for the three-month period ended June 30, 2000, representing an increase of $17.3 million. PCS subscriber revenues were $28.9 million for the three-month period ended June 30, 2001 as compared to $10.4 million for the three-month period ended June 30, 2000, representing an increase of $18.5 million and was primarily the result of an increase in PCS subscribers to 200,900 at June 30, 2001 from 76,500 at June 30, 2000. Cellular and paging subscriber revenues were $4.8 million for the three-month period ended June 30, 2001 as compared to $6.0 million for the three-month period ended June 30, 2000, representing a $1.2 million decrease and was primarily the result of a decrease to 57,500 cellular and paging subscribers at June 30, 2001 from 77,000 cellular and paging subscribers at June 30, 2000.

Total subscriber revenues were $60.8 million for the six-month period ended June 30, 2001 as compared to $30.2 million for the six-month period ended June 30, 2000, representing an increase of $30.6 million. PCS subscriber revenues were $51.3 million for the six-month period ended June 30, 2001 as compared to $17.9 million for the six-month period ended June 30, 2000, representing an increase of $33.4 million and was primarily the result of an increase in PCS subscribers to 200,900 at June 30, 2001 from 76,500 at June 30, 2000. Cellular and paging subscriber revenues were $9.5 million for the six-month period ended June 30, 2001 as compared to $12.3 million for the six-month period ended June 30, 2000, representing a $2.8 million decrease and was primarily the result of a decrease to 57,500 cellular and paging subscribers at June 30, 2001 from 77,000 cellular and paging subscribers at June 30, 2000.

Roaming revenues

Roaming revenues were $19.9 million for the three-month period ended June 30, 2001 as compared to $5.5 million for the three-month period ended June 30, 2000, representing an increase of $14.4 million. PCS roaming revenues were $17.2 million for the three-month period ended June 30, 2001 as compared to $3.6 million for the three-month period ended June 30, 2000, representing an increase of $13.6 million and was primarily the result of a higher volume of Sprint PCS(R) subscribers traveling through our markets and the expansion of our network coverage. We operated 41 PCS markets at June 30, 2001 as compared to 20 PCS markets at June 30, 2000. Cellular roaming revenues were $2.7 million for the three-month period ended June 30, 2001 as compared to $1.9 million for the three-month period ended June 30, 2000, representing an increase of $.8 million and was primarily the result of higher usage in our service area.

Roaming revenues were $34.9 million for the six-month period ended June 30, 2001 as compared to $9.8 million for the six-month period ended June 30, 2000, representing an increase of $25.1 million. PCS roaming revenues were $30.0 million for the six-month period ended June 30, 2001 as compared to $5.9 million for the six-month period ended June 30, 2000, representing an increase of $24.1 million and was primarily the result of a higher volume of Sprint PCS(R) subscribers traveling through our markets and the expansion of our network coverage. We operated 41 PCS markets at June 30, 2001 as compared to 20 PCS markets at June 30, 2000. Cellular roaming revenues were $4.9 million for the six-month period ended June 30, 2001 as compared to $3.9 million for the six-month period ended June 30, 2000, representing an increase of $1.0 million and was primarily the result of higher usage in our service area.

Merchandise sales

Merchandise sales were $3.6 million for the three-month period ended June 30, 2001 as compared to $2.2 million for the three-month period ended June 30, 2000, representing an increase of $1.4 million. PCS merchandise sales were $3.4 million for the three-month period ended June 30, 2001 as compared to $2.0 million for the three-month period ended June 30, 2000, representing an increase of $1.4 million and were due primarily to an increase in initial sales to new PCS subscribers. We recorded initial sales to 46,100 new PCS subscribers during the three-month period ended June 30, 2001 as compared to initial sales to 16,800 new PCS subscribers during the three-month period ended June 30, 2000. Cellular and paging merchandise sales were unchanged at $.2 million for the three-month period ended June 30, 2001 and for the three-month period ended June 30, 2000.

Merchandise sales were $8.0 million for the six-month period ended June 30, 2001 as compared to $5.3 million for the six-month period ended June 30, 2000, representing an increase of $2.7 million. PCS merchandise sales were $7.7 million for the six-month period ended June 30, 2001 as compared to $4.8 million for the six-month period ended June 30, 2000, representing an increase of $2.9 million and were due primarily to an increase in initial sales to new PCS subscribers. We recorded initial sales to 104,500 new PCS subscribers during the six-month period ended June 30, 2001 as compared to initial sales to 39,300 new PCS subscribers during the six-month period ended June 30, 2000. Cellular and paging merchandise sales were $.3 million for the six-month period ended June 30, 2001 as compared to $.5 million for the six-month period ended June 30, 2000, representing a decrease of $.2 million and were due primarily to a decrease in initial sales to new cellular subscribers. We recorded initial sales to 4,100 new cellular subscribers for the six-month period ended June 30, 2001 compared to 5,900 new cellular subscribers for the six-month period ended June 30, 2000.

Other revenues

Other revenues were $1.4 million for the three-month period ended June 30, 2001 as compared to $1.5 million for the three-month period ended June 30, 2000, representing a decrease of $.1 million and were $2.9 million for the six-month period ended June 30, 2001 as compared to $2.6 million for the six-month period ended June 30, 2000, representing an increase of $.3 million. The increase is primarily attributable to increased fees charged to non-affiliated companies for management services and increased rental revenues charged to other telecommunication companies leasing space on towers that we own.

Operating Expenses

                                                          For the three months ended    For the six months ended
                                                                   June 30,                    June 30,
                                                              2001        2000             2001        2000
                                                            -------     -------          --------     -------
      Cost of service                                       $25,898     $10,047          $ 47,047     $17,432
      Merchandise cost of sales                               5,629       4,466            15,874      10,594
      General and administrative                             11,313       7,547            23,541      15,387
      Sales and marketing                                    14,710       6,515            30,464      12,200
      Non-cash stock compensation                             1,310       1,146             2,632       2,857
      Depreciation and amortization                          15,760       9,099            30,021      16,870
                                                            -------     -------          --------     -------
      Total operating expense                               $74,620     $38,820          $149,579     $75,340
                                                            =======     =======          ========     =======

Cost of service

Cost of service was $25.9 million for the three-month period ended June 30, 2001 as compared to $10.0 million for the three-month period ended June 30, 2000, representing an increase of $15.9 million. PCS cost of service was $24.0 million for the three-month period ended June 30, 2001 as compared to $7.8 million for the three-month period ended June 30, 2000, representing an increase of $16.2 million, which primarily related to increased circuit costs and tower leases for the increase in coverage area, market expansion and our conversion from owned to leased towers. Cellular cost of service was $1.9 million for the three-month period ended June 30, 2001 as compared to $2.2 million for the three-month period ended June 30, 2000, representing a decrease of $.3 million and was primarily related to a decrease in our cellular and paging subscriber base.

Cost of service was $47.0 million for the six-month period ended June 30, 2001 as compared to $17.4 million for the six-month period ended June 30, 2000, representing an increase of $29.6 million. PCS cost of service was $43.4 million for the six-month period ended June 30, 2001 as compared to $13.0 million for the six-month period ended June 30, 2000, representing an increase of $30.4 million, which primarily related to increased circuit costs and tower leases for the increase in coverage area, market expansion and conversion from owned to leased towers. Cellular cost of service was $3.6 million for the six-month period ended June 30, 2001 as compared to $4.4 million for the six-month period ended June 30, 2000, representing a decrease of $.8 million and was primarily related to a decrease in our cellular and paging subscriber base.

Merchandise cost of sales

Merchandise cost of sales was $5.6 million for the three-month period ended June 30, 2001 as compared to $4.5 million for the three-month period ended June 30, 2000, representing an increase of $1.1 million. PCS merchandise cost of sales was $5.1 million for the three-month period ended June 30, 2001 as compared to $4.0 million for the three-month period ended June 30, 2000, representing an increase of $1.1 million and was primarily due to an increase in initial sales
to new PCS subscribers.   We recorded initial sales to 46,100 new PCS
subscribers during the three-month period ended June 30, 2001 as compared to initial sales to 16,800 new PCS subscribers during the three-month period ended June 30, 2000. Cellular and paging merchandise cost of sales was unchanged at $.5 million for the three-month period ended June 30, 2001 and for the three-month period ended June 30, 2000.

Merchandise cost of sales was $15.9 million for the six-month period ended June 30, 2001 as compared to $10.6 million for the six-month period ended June 30, 2000, representing an increase of $5.3 million. PCS merchandise cost of sales was $15.0 million for the six-month period ended June 30, 2001 as compared to $9.3 million for the six-month period ended June 30, 2000, representing an increase of $5.7 million and was primarily due to an increase in initial sales
to new PCS subscribers.   We recorded initial sales to 104,500 new PCS
subscribers during the six-month period ended June 30, 2001 as compared to initial sales to 39,300 new PCS subscribers during the six-month period ended June 30, 2000. Cellular and paging merchandise cost of sales was $.9 million for the six-month period ended June 30, 2001 as compared to $1.3 million for the six-month period ended June 30, 2000, representing a decrease of $.4 million, which was primarily related to the decrease in the subscriber base.

General and administrative expenses

General and administrative expenses were $11.3 million for the three-month period ended June 30, 2001 as compared to $7.5 million for the three-month period ended June 30, 2000, representing an increase of $3.8 million. PCS general and administrative expense was $8.6 million for the three-month period ended June 30, 2001 as compared to $3.9 million for the three-month period ended June 30, 2000, representing an increase of $4.7 million and was primarily related to the hiring of additional employees and increased billing costs as the number of PCS subscribers increased to 200,900 at June 30, 2001 from 76,500 at June 30, 2000 and overall market expansion increased to 41 PCS markets at June 30, 2001 from 20 markets at June 30, 2000. Cellular and paging general and administrative expenses were $1.6 million for the three-month period ended June 30, 2001 as compared to $2.5 million for the three-month period ended June 30, 2000, representing a decrease of $.9 million which is primarily due to the decrease in the subscriber base.

General and administrative expenses were $23.5 million for the six-month period ended June 30, 2001 as compared to $15.4 million for the six-month period ended June 30, 2000, representing an increase of $8.1 million. PCS general and administrative expense was $17.9 million for the six-month period ended June 30, 2001 as compared to $6.7 million for the six-month period ended June 30, 2000, representing an increase of $11.2 million and was primarily related to the hiring of additional employees and increased billing costs as the number of PCS subscribers increased to 200,900 at June 30, 2001 from 76,500 at June 30, 2000 and overall market expansion increased to 41 PCS markets at June 30, 2001 from 20 markets at June 30, 2000. Cellular and paging general and administrative expenses were $3.3 million for the six-month period ended June 30, 2001 as compared to $6.3 million for the six-month period ended June 30, 2000, representing a decrease of $3.0 million which is primarily due to the decrease in the subscriber base.

Sales and marketing expenses

Sales and marketing expenses were $14.7 million for the three-month period ended June 30, 2001 as compared to $6.5 million for the three-month period ended June 30, 2000, representing an increase of $8.2 million. PCS sales and marketing expenses were $13.9 million for the three-month period ended June 30, 2001 as compared to $5.2 million for the three-month period ended June 30, 2000, representing an increase of $8.7 million and primarily relates to advertising, direct selling headcount and commissions paid to local and national third party retailers contracted to sell our product. PCS subscribers increased to 200,900 at June 30, 2001 from 76,500 at June 30, 2000; network coverage increased to 41 PCS markets at June 30, 2001 from 20 PCS markets at June 30, 2000; and 15 additional PCS retail outlets were open at June 30, 2001 as compared to June 30, 2000. Cellular and paging sales and marketing expenses were $.8 million for the three-month period ended June 30, 2001 as compared to $1.3 million for the three-month period ended June 30, 2000, representing a decrease of $.5 million which is primarily due to the decrease in the subscriber base.

Sales and marketing expenses were $30.5 million for the six-month period ended June 30, 2001 as compared to $12.2 million for the six-month period ended June 30, 2000, representing an increase of $18.3 million. PCS sales and marketing expenses were $28.6 million for the six-month period ended June 30, 2001 as compared to $9.8 million for the six-month period ended June 30, 2000, representing an increase of $18.8 million and primarily relates to advertising, direct selling headcount and commissions paid to local and national third party retailers contracted to sell our product. PCS subscribers increased to 200,900 at June 30, 2001 from 76,500 at June 30, 2000; network coverage increased to 41 PCS markets at June 30, 2001 from 20 PCS markets at June 30, 2000; and 15 additional PCS retail outlets were open at June 30, 2001 as compared to June 30, 2000. Cellular and paging sales and marketing expenses were $1.9 million for the six-month period ended June 30, 2001 as compared to $2.4 million for the six-month period ended June 30, 2000, representing a decrease of $.5 million which is primarily due to the decrease in the subscriber base.

Non-cash stock compensation

Non-cash compensation was $1.3 million for the three-month period ended June 30, 2001 as compared to $1.2 million for the three-month period ended June 30, 2000, representing an increase of $0.1 million, and $2.6 million for the six-month period ended June 30, 2001 as compared to $2.9 million for the six-month period ended June 30, 2000, representing a decrease of $0.3 million. The non-cash stock compensation consists of compensation expense related to the granting of certain stock options for the Company's stock in July 1999 and January 2000 with exercise prices less than the market value of the Company's stock at the date of such grant. Non-cash stock compensation expense is being amortized over the four-year vesting period of the related options.

Depreciation and amortization expense

Depreciation and amortization expense was $15.7 million for the three-month period ended June 30, 2001 as compared to $9.1 million for the three-month
period ended June 30, 2000, representing an increase of $6.6 million.   PCS
depreciation and amortization expense was $12.4 million for the three-month period ended June 30, 2001 as compared to $7.2 million for the three-month period ended June 30, 2000, representing an increase of $5.2 million. The increase was primarily due to increased capital spending to build out our PCS markets. Net property and equipment for our PCS markets increased to $230.8 million at June 30, 2001 from $153.4 million at June 30, 2000. Depreciation and amortization expense for our cellular and paging operations was $1.0 million for the three-month period ended June 30, 2001 as compared to $1.1 million for the three-month period ended June 30, 2000 representing a decrease of $.1 million and was the result of certain fixed assets becoming fully depreciated.

Depreciation and amortization expense was $30.0 million for the six-month period ended June 30, 2001 as compared to $16.9 million for the six-month period ended
June 30, 2000, representing an increase of  $13.1 million.   PCS depreciation
and amortization expense was $24.3 million for the six-month period ended June 30, 2001 as compared to $13.1 million for the six-month period ended June 30, 2000, representing an increase of $11.2 million. The increase was primarily due to increased capital spending to build out our PCS markets. Net property and equipment for our PCS markets increased to $230.8 million at June 30, 2001 from $153.4 million at June 30, 2000. Depreciation and amortization expense for our cellular and paging operations was $2.0 million for the six-month period ended June 30, 2001 as compared to $2.3 million for the six-month period ended June 30, 2000 representing a decrease of $.3 million and was the result of certain fixed assets becoming fully depreciated.

Operating loss

The operating loss was $15.9 million for the three-month period ended June 30, 2001 as compared to $13.2 million for the three-month period ended June 30, 2000, representing an increase of $2.7 million. The operating loss for our PCS operations was $14.2 million for the three-month period ended June 30, 2001 as compared to $11.9 million for the three-month period ended June 30, 2000, representing an increase of $2.3 million and was primarily due to the increased operational costs associated with building out our PCS markets. The operating income for our cellular operations was $1.9 million for the three-month period ended June 30, 2001 as compared to $.5 million for the three-month period ended June 30, 2000, representing an increase of $1.4 million and was primarily related to decreased costs associated with our lower cellular subscriber base. The remainder is associated with non-cash stock compensation and depreciation expense for our corporate offices.

The operating loss was $43.0 million for the six-month period ended June 30, 2001 as compared to $27.5 million for the six-month period ended June 30, 2000, representing an increase of $15.5 million. The operating loss for our PCS operations was $39.8 million for the six-month period ended June 30, 2001 as compared to $23.1 million for the six-month period ended June 30, 2000, representing an increase of $16.7 million and was primarily due to the increased operational costs associated with building out our PCS markets. The operating income for our cellular operations was $2.9 million for the six-month period ended June 30, 2001 as compared to $0 for the six-month period ended June 30, 2000, representing an increase of $2.9 million and was primarily related to the $2.0 million sales and use tax assessment in 2000 and reduced costs associated with our lower subscriber base. The remainder is associated with non-cash stock compensation and depreciation expense for our corporate offices.

Other Income/(Expense)

                                        Three months ended June 30,      Six months ended June 30,
                                           2001             2000            2001            2000
                                         -------          -------        --------        --------
                                                                              (In thousands)
Interest expense                         $(9,780)         $(7,991)       $(19,322)       $(15,835)
Interest income                            1,758            2,134           4,578           4,322
Other                                      7,273              ---           8,219           4,820
                                         -------          -------        --------        --------
Total other expense                      $  (749)         $(5,857        $ (6,525)       $ (6,693)
                                         =======          =======        ========        ========

Interest expense was $9.8 million for the three-month period ended June 30, 2001 as compared to $8.0 million for the three-month period ended June 30, 2000, representing an increase of $1.8 million, and $19.3 million for the six-month period ended June 30, 2001 as compared to $15.8 million for the six-month period ended June 30, 2000, representing an increase of $3.5 million. The increase in interest expense resulted from the increase in outstanding debt. Our outstanding debt was $322.4 million at June 30, 2001 as compared to $240.3 million at June 30, 2000. The increase in debt primarily resulted from our $50 million senior credit facility and accreted interest on our subordinated discount note offering in October 1999.

Interest income was $1.8 million for the three-month period ended June 30, 2001 as compared to $2.1 million for the three-month period ended June 30, 2000, representing a decrease of $.3 million and $4.6 million for the six-month period ended June 30, 2001 as compared to $4.3 million for the six-month period ended June 30, 2000, representing an increase of $.3 million. The decrease for the three-months ended June 30, 2001 and the increase for the six-months ended June 30, 2001 are reflective of funds available for short-term investment.

Other income was $7.3 million for the three-month period ended June 30, 2001 as compared to $0 for the three-month period ended June 30, 2000, representing an increase of $7.3 million, and $8.2 million for the six-month period ended June 30, 2001 as compared to $4.8 million for the six-month period ended June 30, 2000, representing an increase of $3.4 million. In the three month period ended June 30, 2001, we recognized a $7.3 million gain on sale of 127 towers, which brings the year to date gain to $8.2 million on total sales of 141 towers. In the six-month period ended June 30, 2000, we recognized a gain of approximately $2.0 million from the sale of a portion of the Company's ownership interest in a PCS operator and a gain of approximately $2.8 million due to the reduction of the Company's guarantee of that operator's debt.

Equity in Income (Losses) of Unconsolidated Affiliates

Equity in losses of unconsolidated affiliates was $1.1 million for the three-month period ended June 30, 2001 as compared to income of $.3 million for the three-month period ended June 30, 2000, representing a decrease of $1.4 million, and losses of $.9 million for the six-month period ended June 30, 2001 as compared to income of $.6 million for the six-month period ended June 30, 2000, representing a decrease of $1.5 million. This represents income associated with our 25% ownership interest in a Texas telecommunications company.

Liquidity and Capital Resources

On October 1, 1999, US Unwired entered into a credit facility with CoBank; ACB, The Bank of New York; BNY Capital Markets; Inc., First Union Securities, Inc.;
First Union National Bank; and other lenders for $130 million.   During 2000, we
borrowed $50.0 million under this agreement and at June 30, 2001, we had $80.0 million available.

Cash used by operating activities was $14.6 million for the six-month period ended June 30, 2001. Cash provided by investing activities was $158.4 million for the six-month period ended June 30, 2001 and primarily consisted of $164.2 in net proceeds from marketable security transactions, $44.1 million provided by the sale and leaseback of certain towers and $5.8 million in proceeds from restricted cash offset by $54.7 million used to purchase property and equipment. Cash provided by financing activities was $1.9 million for the six-month period ended June 30, 2001 and primarily consisted of $1.8 million in proceeds for improvements to our new corporate headquarters building.

We believe that the proceeds from our financings and internally generated cash flow will be enough to build out our network as planned, cover anticipated operating losses and meet our debt service requirements.


PART II

Item 2.  Changes in Securities

Item 5.  Other Information

The Company has included as Exhibits 99.A and 99.B unaudited condensed consolidated statements of operations for the twelve months ended June 30, 2001 for US Unwired and Louisiana Unwired, LLC, respectively. These statements have been included to comply with commitments made to the underwriters of the Company's offering of discounted notes and its initial public offering, and to avail the Company of the protections of the last paragraph of Section 11(a) of the Securities Act with respect to these offerings.

Item 6.  Exhibits and Reports on Form 8-K

    a. Exhibits

       (a) The following exhibits are filed as part of this report:

(3)(i)        *         First Restated Articles of Incorporation of US Unwired Inc.
--------------------------------------------------------------------------------------------------------------
(3)(ii)       **        By-laws of US Unwired Inc.
--------------------------------------------------------------------------------------------------------------

(4)           ***       Indenture dated as of October 29, 1999 among US Unwired Inc., the Guarantors (as defined herein) and State Street and Trust Company
--------------------------------------------------------------------------------------------------------------
(99)          (a)       Unaudited condensed financial statements of operations for the twelve months ended
                        June 30,2001 for US Unwired Inc.
--------------------------------------------------------------------------------------------------------------
              (b)       Unaudited condensed financial statements of operations for the twelve months ended
                        June 30, 2001 for LA Unwired, LLC.
--------------------------------------------------------------------------------------------------------------
                                                   -------------------------
-----------------------------------------------------------------------------------------------------------
*           Incorporated by reference to Exhibit 3.1 filed on Form 10-K, annual report pursuant to Section
            13 or 15(d) of the Securities Exchange Act of 1934 filed on March 16, 2001
-----------------------------------------------------------------------------------------------------------
**          Incorporated by reference to the registration statement of Form S-4, Registration Nos.
            333-92271, 333-92271-01 and 333-92271-02, filed by US Unwired Inc., Louisiana Unwired, LLC and
            Unwired Telecom Corp. on December 7, 1999
-----------------------------------------------------------------------------------------------------------
***         Incorporated by reference to Exhibit 4.1 filed on Form 10-K, annual report pursuant to Section
            13 or 15(d) of the Securities Exchange Act of 1934 filed on March 16, 2001
-----------------------------------------------------------------------------------------------------------

  Registrant agrees to furnish to the Commission on request copies of any instrument defining the rights of holders of long-term debt the total amount of which does not exceed 10% of the total consolidated assets of the registrant and which is otherwise not filed as an exhibit.

  b.  Reports on Form 8-K

      No reports on Form 8-K were filed during the quarter ended June 30, 2001

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

August 8, 2001                                     US UNWIRED INC.

                                                   By:  /s/ Jerry E. Vaughn
                                                   ----------------------------
                                                   Jerry E. Vaughn
                                                   Chief Financial Officer