Form 10-Q
period 2001-09-30
US UNWIRED INC
filed 2001-11-08
CIK 1024149

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
     OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
[_]  EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO
     ________________.


Commission file number ...000-22003...

                                US UNWIRED INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Louisiana                                      72-1457316
------------------------------------         -----------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

        901 Lakeshore Drive
      Lake Charles, Louisiana                               70602
------------------------------------         -----------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ... No. ....

There were 27,411,540 shares of class A common stock, $0.01 par value per share, and 56,900,144 shares of class B common stock, $0.01 par value per share, outstanding at October 31, 2001.

Part I    Financial Information
                                                                           Page
                                                                           ----
Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets.........................      3
          Condensed Consolidated Statements of Operations...............      4
          Condensed Consolidated Statements of Cash Flows...............      5

          Notes to Condensed Consolidated Financial Statements..........      6


Item 2.   Management's Discussion and Analysis of Financial Condition
               And Results of Operations................................      9

Part II   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K..............................     17

Signatures..............................................................     18

Part I    Financial Information
Item 1.   Financial Statements

US UNWIRED INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                   September 30,   December 31,
                                                   -------------   ------------
                                                            2001           2000
                                                            ----           ----
                                                     (Unaudited)       (Note 1)
                      Assets
                      ------
Current assets:
     Cash and cash equivalents                         $ 129,480       $ 15,136
     Marketable securities                                   ---        165,438
     Subscriber receivables, net                           7,094          8,825
     Other receivables                                    19,039          5,195
     Inventory                                             6,858          4,517
     Prepaids and other current assets                     9,242          3,379
     Receivables from related parties                        950          1,347
     Receivables from officers                               138            109
                                                       ---------       --------

     Total current assets                                172,801        203,946

Property and equipment, net                              240,269        212,382
Deferred financing costs, net                             10,651         11,511
Licenses, net                                             11,324         11,208
Goodwill and subscriber base                              34,951          8,508
Other assets                                               6,322          9,425
                                                       ---------       --------

Total assets                                           $ 476,318       $456,980
                                                       =========       ========
       Liabilities and stockholders' equity
       ------------------------------------
Current liabilities:
     Accounts payable                                  $  16,193       $ 20,227
     Accrued expenses                                     26,715         11,575
     Payable to related party                                ---            549
     Current maturities of long term obligations             687            690
                                                       ---------       --------

     Total current liabilities                            43,595         33,041

Long term obligations, net of current maturities         329,873        304,843
Deferred gain and other noncurrent liabilities            35,487         16,531
Investments in and advances to unconsolidated affiliates   3,695          2,511

Stockholders' equity:
     Common stock                                            842            790
     Additional paid in capital                          183,592        147,870
     Accumulated other comprehensive income                  ---          1,276
     Retained deficit                                   (120,766)       (49,882)
                                                       ---------       --------
     Total stockholders' equity                           63,668        100,054
                                                       ---------       --------

     Total liabilities and stockholders' equity        $ 476,318       $456,980
                                                       =========       ========

See accompanying notes to condensed consolidated financial statements.

US UNWIRED INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

                                                        For the three months ended       For the nine months ended
                                                               September 30,                   September 30,
                                                              2001       2000                  2001       2000
                                                            --------   --------              --------   --------
Revenues:
     Subscriber                                             $ 39,910   $ 17,777              $100,662  $  47,940
     Roaming                                                  26,016      7,894                60,963     17,722
     Merchandise sales                                         4,322      2,470                12,345      7,719
     Other revenue                                             1,110      1,158                 3,962      3,786
                                                            --------   --------              --------  ---------

     Total revenue                                            71,358     29,299               177,932     77,167

Expense:
     Cost of service                                          30,273     13,021                77,320     30,453
     Merchandise cost of sales                                 7,080      5,034                22,954     15,628
     General and administrative                               14,189      7,498                37,730     22,885
     Sales and marketing                                      18,374      8,739                48,838     20,939
     Non-cash stock compensation                               1,089      1,145                 3,721      4,002
     Depreciation and amortization                            12,318     11,312                42,339     28,182
                                                            --------   --------              --------  ---------
     Total operating expense                                  83,323     46,749               232,902    122,089
                                                            --------   --------              --------  ---------
Operating loss                                               (11,965)   (17,450)              (54,970)   (44,922)

Other income (expense):
     Interest expense, net                                    (8,521)    (5,635)              (23,265)   (17,148)
     Gain on sale of assets                                      401        172                 8,620      4,992
                                                            --------   --------              --------  ---------
     Total other expense                                      (8,120)    (5,463)              (14,645)   (12,156)
                                                            --------   --------              --------  ---------
Loss before extraordinary item, minority interest,
     income taxes and equity in in income (losses)
     of unconsolidated affiliates                            (20,085)   (22,913)              (69,615)   (57,078)
Income tax benefit                                               ---        ---                   ---      4,322
                                                            --------   --------              --------  ---------
Loss before extraordinary item, minority interest
     and equity in income (losses) of unconsolidated
     affiliates                                              (20,085)   (22,913)              (69,615)   (52,756)

Minority interest in losses of subsidiaries                      ---        523                   ---      1,255
Equity in income (losses) of unconsolidated affiliates        (1,560)       291                (2,430)       847
                                                            --------   --------              --------  ---------
Loss from continuing operations                              (21,645)   (22,099)              (72,045)   (50,654)
Gain on disposal of discontinued operations                      ---        ---                   ---      6,483
                                                            --------   --------              --------  ---------
Loss before extraordinary item                               (21,645)   (22,099)              (72,045)   (44,171)
Extraordinary item - early extinguishment of debt                ---        ---                   ---       (238)
                                                            --------   --------              --------  ---------
Net loss                                                     (21,645)   (22,099)              (72,045)   (44,409)
Preferred stock dividend                                         ---        ---                   ---     (5,000)
                                                            --------   --------              --------  ---------
Net loss available to common shareholders                   $(21,645)  $(22,099)             $(72,045) $ (49,409)
                                                            ========   ========              ========  =========

Basic and diluted loss per share:
     Continuing operations                                  $  (0.26)  $  (0.28)             $  (0.87) $   (0.80)
     Discontinued operations                                     ---        ---                   ---       0.09
     Extraordinary loss                                          ---        ---                   ---        ---
                                                            --------   --------              --------   --------
                                                            $  (0.26)  $  (0.28)             $  (0.87) $   (0.71)
                                                            ========   ========              ========   ========
Weighted average outstanding common shares                    84,150     79,009                83,230     69,349
                                                            ========   ========              ========   ========

     See accompanying notes to condensed financial statements

US UNWIRED INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

                                                                                                 For nine months ended September 30,
                                                                                                       2001              2000
                                                                                                       ----              ----
                                        Cash flows from operating activities
                                        ------------------------------------
Net cash provided by (used in) operating activities                                                $(20,547)        $   5,726

                                        Cash flows from investing activities
                                        ------------------------------------

Investments in unconsolidated affiliates                                                               (527)             (381)
Distributions from unconsolidated affiliates                                                            ---               391
Payments for the purchase of equipment                                                              (80,347)         (102,417)
Sale of marketable securities                                                                       176,705           136,888
Purchase of marketable securities                                                                   (12,544)         (119,281)
Payments for microwave relocation                                                                      (638)           (2,628)
Proceeds from the sale of assets                                                                     44,924               261
Proceeds from restricted cash                                                                         5,753               ---
Net proceeds from discontinued operations                                                               ---            11,522
Discontinued operations                                                                                 ---            (1,406)
                                                                                                  ---------         ---------
Net cash provided by (used in) investing activities                                                 133,326           (77,051)

                                        Cash flows from financing activities
                                        ------------------------------------
Debt issuance costs                                                                                    (149)             (241)
Equity issuance costs                                                                                   ---            (7,379)
Proceeds from stock options exercised                                                                 1,392               ---
Proceeds from long-term debt                                                                          1,822             2,815
Proceeds from equity offering                                                                           ---            88,000
Proceeds from preferred stock                                                                           ---             5,000
Principal payments of long-term debt                                                                 (1,500)          (14,165)
Discontinued operations                                                                                ----             1,563
                                                                                                  ---------         ---------
Net cash provided by financing activities                                                             1,565            75,593
                                                                                                  ---------         ---------

Net increase in cash and cash equivalents                                                           114,344             4,268

Cash and cash equivalents at beginning of period                                                     15,136            14,695
                                                                                                  ---------         ---------

Cash and cash equivalents at end of period                                                        $ 129,480         $  18,963
                                                                                                  =========         =========


     See accompanying notes to condensed consolidated financial statements

US UNWIRED INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001
(UNAUDITED)

1.  Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

    On February 28, 2001, the Company acquired the remaining 6.14% minority interest in its consolidated subsidiary Louisiana Unwired LLC ("LA Unwired") for 4,634,842 shares of the Company's Class A common stock from Cameron Communications Corporation ("Cameron"). The market value of this Class A common stock at the date of acquisition was approximately $36.5 million.

    Each of the above acquisitions of minority interests has been accounted for using the purchase method of accounting. The excess of the consideration provided over the relative fair value of the assets acquired has been allocated to intangible assets, principally goodwill. As a result of these acquisitions of minority interests, LA Unwired and Texas Unwired are now wholly owned subsidiaries of the Company.

3. Property and Equipment

   Major categories of property and equipment were:

                                               September 30,       December 31,
                                                        2001               2000
                                                        ----               ----
                                                          (In thousands)
   Land                                             $    671            $  1,061
   Buildings and leasehold improvements               10,172               7,042
   Facilities and equipment                          311,010             257,923
   Office equipment and vehicles                       6,146               4,319
   Construction in progress                           18,586              15,463
                                                    --------            --------
                                                     346,585             285,808
   Less accumulated depreciation and amortization    106,316              73,426
                                                    --------            --------

                                                    $240,269            $212,382
                                                    ========            ========

4. Long-Term Obligations

   Long-term obligations consisted of the following:

                                                   September 30,    December 31,
                                                            2001            2000
                                                            ----            ----
                                                              (In thousands)
   Debt outstanding under senior credit facilities:
     Senior subordinated discount notes                 $268,391        $243,686
     Bank and other financing                             54,375          52,667
     Capital leases                                        7,794           8,093
     FCC debt                                                ---           1,087
                                                        --------        --------
   Total long-term obligations                           330,560         305,533
   Less current maturities                                   687             690
                                                        --------        --------
   Long-term obligations, excluding current maturities  $329,873        $304,843
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

   Effective October 1, 1999, the Company entered into a $130 million senior credit facility. It provides for an $80 million reducing revolving credit facility that matures on September 30, 2007 and a $50 million delay draw term loan that matures on September 30, 2007. The reducing revolver is permanently reduced in quarterly installments beginning June 2002 in amounts that vary between $1.3 million and $6.0 million. The term loan will be amortized in quarterly installments beginning on June 30, 2003, in amounts that vary between $1.3 million and $3.8 million. All loans made under the senior credit facility bear interest at variable rates tied to the prime rate, the federal funds rate or LIBOR. At September 30, 2001, there was $50.0 million outstanding under this senior credit facility.

   The senior credit facility requires the Company to pay an annual commitment fee ranging from 1.5% to 1% of the unused commitment. It is guaranteed by a fully secured guarantee from each of LA Unwired and Unwired Telecom and an unsecured partial guarantee from Lucent Technologies, Inc. in the amount of up to $43.3 million available for principal, together with one-third of accrued interest and other applicable fees (but excluding prepayment premiums). It is secured by a first priority security interest in all tangible and intangible assets of the Company (other than the corporate headquarters building), LA Unwired and Unwired Telecom (including the owned PCS licenses, to the extent legally permitted); a pledge by the Company of its ownership interest in LA Unwired, and Texas Unwired; and an assignment by LA Unwired of all Sprint PCS agreements and any network contract, including software rights. Additionally, the senior credit facility is subject to certain restrictive covenants. As of September 30, 2001, the Company was in compliance with these restrictive covenants.

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

   The Company will apply these new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the statement is expected to result in a decrease in amortization expense of approximately $4.4 million in 2002. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

6. Changes in Accounting Estimate

   Effective July 1, 2001, the Company revised its estimated lives for certain depreciable assets that resulted in a $4.6 million reduction in depreciation expense for the three months ended September 30, 2001. The estimated lives of network switch equipment was increased from five to seven years, cell site towers from five to 10 years and related cell site equipment from five to seven years. The Company revised these estimates after considering the impact of certain upgrades to its network that management believes extends the useful lives of these assets.

   Effective July 1, 2001, the Company revised its estimated lives for deferred activation fee revenue and deferred activation expense in accordance with its internal policy of conducting this review annually in the third quarter. As a result of this review, the Company has revised the estimated customer life from 30 months to 15-24 months. This change resulted in an increase during the quarter in recognition of deferred activation revenue of approximately $750,000 and an increase in recognition of deferred activation expense of approximately $750,000. The Company defers activation expense only to the extent of the deferred activation fee revenues. It is the Company's policy to defer both revenue for activation fees and the direct expense of acquiring the customer in equal amounts and amortize these amounts on a straight-line basis over the estimated customer life.

7. Commitments and Contingencies

   The Company's PCS licenses are subject to a requirement that the Company construct network facilities that offer coverage to 25% of the population or have substantial service in each of its

   Business Trading Areas ("BTAs") within five years from the grant of the licenses. As of September 30, 2001, management believes Sprint PCS has met the requirements necessary for the licenses that the Company operates for Sprint PCS under the Sprint PCS management agreements. Management also believes that it will meet the requirements for all other PCS licenses by the required date in April 2002.

   During the nine months ended September 30, 2001, the Company sold 141 of its wireless communication towers and related ground leasehold rights and other assets (collectively, "towers") for gross proceeds of approximately $44.1 million. Concurrent with these sales, the Company entered into operating leases for a portion of the antenna space on the sold towers from the buyer for an initial term of 10 years, renewable at the option of the Company for three additional five-year terms at an initial rental of approximately $2.5 million per year, increasing each year by 4% of the previous year's rental. The Company recognized a gain of approximately $8.2 million at the date of the sale and recorded a deferred gain of approximately $18.2 million that will be recognized ratably over the initial 10-year term of the operating lease.

8. Income Taxes

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to facilitate an understanding and assessment of significant changes and trends related to the financial condition and results of operations of US Unwired Inc. ("the Company" or "we", "us" or "our"). This discussion should be read in conjunction with our financial statements included in this report and with the financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations that are included in the Form 10-K for US Unwired Inc. for the year ended December 31, 2000, filed on March 26, 2001 with the Securities and Exchange Commission ("SEC").

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

We currently provide Sprint PCS service to all 41 of our geographical areas, known as Basic Trading Areas ("BTAs" or "markets"). A market is a geographical area in which we operate, and, in total, our service area consists of 41
markets.   We have completed the initial network build out plan for our 41 markets and have met the Sprint PCS management agreement requirement of providing network coverage to 65% of the resident population in our service area. We are continuing to expand our service by upgrading network equipment and adding cell sites in certain markets that we believe will help us provide better service. Since June 30, 2001 we have increased our network coverage by over 300,000 residents and our network covered approximately 6.7 million residents out of approximately 9.8 million total residents in our 41 markets. The number of people in our service area does not represent the number of Sprint PCS subscribers that we expect to have in our service area.

We have added 35,100 PCS subscribers since June 30, 2001 and as of September 30, 2001 had approximately 236,000 PCS subscribers within our launched 41 PCS markets.

In addition, the Company provides cellular and paging services in parts of Louisiana through its wholly owned subsidiary, Unwired Telecom Corp. ("Unwired Telecom"). As of September 30, 2001, we had approximately 37,100 cellular and 15,100 paging subscribers.

We have experienced significant competition in our cellular markets from digital technologies that has resulted in an erosion of our cellular and paging customer base. In an effort to revitalize this part of our operation, we elected to enhance our cellular network to include TDMA digital technology. TDMA is one of three digital technologies in the United States and each uses a different digital language to send calls. Several providers, such as AT&T Wireless, Dobson Communications, Century Telephone Enterprises and Triton PCS, have chosen TDMA. In August 2001, we completed the upgrade of our cellular network to include TDMA digital and expanded service to our cellular subscribers to now include voice mail notification, caller identification and text messaging. We anticipate this upgrade will make us more competitive and provide increased service and roaming capacity.

In October 2000, we amended our management agreements with Sprint PCS. Effective June 2001, Sprint PCS began providing billing and customer care services for new PCS subscribers added in certain markets where we had previously provided these services. We migrated a substantial portion of our customer base to Sprint PCS' billing and customer care platform in August 2001 and anticipate completing this process by March 2002. As a part of the amendment, Sprint PCS has also agreed to not change the reciprocal Sprint roaming rate of $.20 per minute through December 2002 for Sprint PCS subscribers.

We are now dependent on Sprint PCS for the reporting of a significant portion of our PCS service and travel revenues and certain operating, selling and administrative expenses and are required to make estimates based upon this information. We continue to work with Sprint PCS to ensure the information is timely and accurate and that adjustments, if any, are recorded in the proper accounting period.

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

Results of Operations

Three and Nine Month Periods Ended September 30, 2001 Compared to Three Month and Nine Month Periods Ended September 30, 2000

Revenues

                             For the three months ended   For the nine months ended
                                   September 30,               September 30,
                                   2001       2000            2001       2000
                                   ----       ----            ----       ----
Revenues:
   Subscriber                   $39,910    $17,777        $100,662    $47,940
   Roaming                       26,016      7,894          60,963     17,722
   Merchandise sales              4,322      2,470          12,345      7,719
   Other revenue                  1,110      1,158           3,962      3,786
                                -------    -------        --------    -------
   Total revenue                $71,358    $29,299        $177,932    $77,167
                                =======    =======        ========    =======

Subscriber revenues

Total subscriber revenues were $39.9 million for the three-month period ended September 30, 2001 as compared to $17.8 million for the three-month period ended September 30, 2000, representing an increase of $22.1 million. PCS subscriber revenues were $35.9 million for the three-month period ended September 30, 2001 as compared to $12.0 million for the three-month period ended September 30, 2000, representing an increase of $23.9 million that was primarily the result of an increase in PCS subscribers to 236,000 at September 30, 2001 from 91,100 at September 30, 2000. Cellular and paging subscriber revenues were $4.0 million for the three-month period ended September 30, 2001 as compared to $5.8 million for the three-month period ended September 30, 2000, representing a $1.8 million decrease that was primarily the result of a decrease to 52,100 cellular and paging subscribers at September 30, 2001 from 73,400 cellular and paging subscribers at September 30, 2000.

Total subscriber revenues were $100.7 million for the nine-month period ended September 30, 2001 as compared to $47.9 million for the nine-month period ended September 30, 2000, representing an increase of $52.8 million. PCS subscriber revenues were $87.2 million for the nine-month period ended September 30, 2001 as compared to $29.9 million for the nine-month period ended September 30, 2000, representing an increase of $57.3 million that was primarily the result of an increase in PCS subscribers to 236,000 at September 30, 2001 from 91,100 at September 30, 2000. Cellular and paging subscriber revenues were $13.5 million for the nine-month period ended September 30, 2001 as compared to $18.0 million for the nine-month period ended September 30, 2000, representing a $4.5 million decrease that was primarily the result of a decrease to 52,100 cellular and paging subscribers at September 30, 2001 from 73,400 cellular and paging subscribers at September 30, 2000.

Roaming revenues

Roaming revenues were $26.1 million for the three-month period ended September 30, 2001 as compared to $7.9 million for the three-month period ended September 30, 2000, representing an increase of $18.2 million. PCS roaming revenues were $22.9 million for the three-month period ended September 30, 2001 as compared to $5.8 million for the three-month period ended September 30, 2000, representing an increase of $17.1 million that was primarily the result of a higher volume of Sprint PCS(R) subscribers traveling through our markets and the expansion of our network coverage. We operated 41 PCS markets at September 30, 2001 as compared to 28 PCS markets at September 30, 2000. Cellular roaming revenues were $3.2 million for the three-month period ended September 30,

2001 as compared to $2.1 million for the three-month period ended September 30, 2000, representing an increase of $1.1 million that was primarily the result of higher usage in our service area.

Roaming revenues were $61.0 million for the nine-month period ended September 30, 2001 as compared to $17.7 million for the nine-month period ended September 30, 2000, representing an increase of $43.3 million. PCS roaming revenues were $52.9 million for the nine-month period ended September 30, 2001 as compared to $11.7 million for the nine-month period ended September 30, 2000, representing an increase of $41.2 million that was primarily the result of a higher volume of Sprint PCS(R) subscribers traveling through our markets and the expansion of our network coverage. We operated 41 PCS markets at September 30, 2001 as compared to 28 PCS markets at September 30, 2000. Cellular roaming revenues were $8.1 million for the nine-month period ended September 30, 2001 as compared to $6.0 million for the nine-month period ended September 30, 2000, representing an increase of $2.1 million that was primarily the result of higher usage in our service area.

Merchandise sales

Merchandise sales were $4.3 million for the three-month period ended September 30, 2001 as compared to $2.5 million for the three-month period ended September 30, 2000, representing an increase of $1.8 million. PCS merchandise sales were $4.2 million for the three-month period ended September 30, 2001 as compared to $2.3 million for the three-month period ended September 30, 2000, representing an increase of $1.9 million and was due primarily to an increase in initial sales to new PCS subscribers. We recorded initial sales to 58,800 new PCS subscribers during the three-month period ended September 30, 2001 as compared to initial sales to 23,900 new PCS subscribers during the three-month period ended September 30, 2000. Cellular and paging merchandise sales were $.1 million for the three-month period ended September 30, 2001 as compared to $.2 million for the three-month period ended September 30, 2000, representing a decrease of $.1 million and was primarily due to a decrease in initial sales to new cellular subscribers. We recorded initial sales to 1,200 new cellular subscribers for the three-month period ended September 30, 2001 compared to 3,400 new cellular subscribers for the three-month period ended September 30, 2000.

Merchandise sales were $12.3 million for the nine-month period ended September 30, 2001 as compared to $7.7 million for the nine-month period ended September 30, 2000, representing an increase of $4.6 million. PCS merchandise sales were $11.9 million for the nine-month period ended September 30, 2001 as compared to $6.9 million for the nine-month period ended September 30, 2000, representing an increase of $5.0 million and was due primarily to an increase in initial sales to new PCS subscribers. We recorded initial sales to 163,000 new PCS subscribers during the nine-month period ended September 30, 2001 as compared to initial sales to 63,200 new PCS subscribers during the nine-month period ended September 30, 2000. Cellular and paging merchandise sales were $.4 million for the nine-month period ended September 30, 2001 as compared to $.8 million for the nine-month period ended September 30, 2000, representing a decrease of $.4 million and was due primarily to a decrease in initial sales to new cellular subscribers. We recorded initial sales to 5,300 new cellular subscribers for the nine-month period ended September 30, 2001 compared to 9,300 new cellular subscribers for the nine-month period ended September 30, 2000.

Other revenues

Other revenues were $1.1 million for the three-month period ended September 30, 2001 as compared to $1.2 million for the three-month period ended September 30, 2000, representing a decrease of $.1 million, and $3.9 million for the nine-month period ended September 30, 2001 as compared to $3.8 million for the nine-month period ended September 30, 2000, representing an increase of $.1 million. The decrease for the three-month period and the increase for the nine-month period was primarily attributable to variable fees charged to related companies for management services. PCS other revenues were unchanged at $.2 million for the three-month period ended September 30, 2001 and the three-month period ended September 30, 2000 and $.7 million for the nine-month period ended September 30, 2001 as compared to $.4 million for the nine-month period ended September 30, 2000, representing an increase of $.3 million that related to rental income of tower space. Cellular other revenues were $0 for the three-month period ended September 30, 2001 and the three-month period ended September 30, 2000, and unchanged at $.1 million for the nine-month period ended September 30, 2001 and the nine-month period ended September 30, 2000.

Operating Expenses

                                For the three months ended    For the nine months ended
                                       September 30,                September 30,
                                        2001       2000             2001       2000
                                     -------    -------         --------   --------
     Cost of service                 $30,273    $13,021         $ 77,320   $ 30,453
     Merchandise cost of sales         7,080      5,034           22,954     15,628
     General and administrative       14,189      7,498           37,730     22,885
     Sales and marketing              18,374      8,739           48,838     20,939
     Non-cash stock compensation       1,089      1,145            3,721      4,002
     Depreciation and amortization    12,318     11,312           42,339     28,182
                                     -------    -------         --------   --------
     Total operating expense         $83,323    $46,749         $232,902   $122,089
                                     -------    -------         --------   --------

Cost of service

Cost of service was $30.3 million for the three-month period ended September 30, 2001 as compared to $13.1 million for the three-month period ended September 30, 2000, representing an increase of $17.2 million. PCS cost of service was $28.3 million for the three-month period ended September 30, 2001 as compared to $11.2 million for the three-month period ended September 30, 2000, representing an increase of $17.1 million, which primarily related to increased circuit costs and tower leases for the increase in coverage area, market expansion and our conversion from owned to leased towers. Cellular cost of service was $2.0 million for the three-month period ended September 30, 2001 as compared to $1.9 million for the three-month period ended September 30, 2000, representing an increase of $.1 million that was primarily related to an increase in roaming by our cellular subscriber base.

Cost of service was $77.3 million for the nine-month period ended September 30, 2001 as compared to $30.4 million for the nine-month period ended September 30, 2000, representing an increase of $46.9 million. PCS cost of service was $71.6 million for the nine-month period ended September 30, 2001 as compared to $24.0 million for the nine-month period ended September 30, 2000, representing an increase of $47.6 million, which primarily related to increased circuit costs and tower leases for the increase in coverage area, market expansion and conversion from owned to leased towers. Cellular cost of service was $5.7 million for the nine-month period ended September 30, 2001 as compared to $6.4 million for the nine-month period ended September 30, 2000, representing a decrease of $.7 million that was primarily related to a decrease in our cellular and paging subscriber base.

Merchandise cost of sales

Merchandise cost of sales was $7.1 million for the three-month period ended September 30, 2001 as compared to $5.0 million for the three-month period ended September 30, 2000, representing an increase of $2.1 million. PCS merchandise cost of sales was $6.6 million for the three-month period ended September 30, 2001 as compared to $4.4 million for the three-month period ended September 30, 2000, representing an increase of $2.2 million that was primarily due to an
increase in initial sales to new PCS subscribers.   We recorded initial sales to
58,800 new PCS subscribers during the three-month period ended September 30, 2001 as compared to initial sales to 23,900 new PCS subscribers during the three-month period ended September 30, 2000. Cellular and paging merchandise cost of sales was $.5 million for the three-month period ended September 30, 2001 as compared to $.6 million for the three-month period ended September 30, 2000, representing a decrease of $.1 million, which was primarily related to the decrease in the subscriber base.

Merchandise cost of sales was $23.0 million for the nine-month period ended September 30, 2001 as compared to $15.6 million for the nine-month period ended September 30, 2000, representing an increase of $7.4 million. PCS merchandise cost of sales was $21.7 million for the nine-month period ended September 30, 2001 as compared to $13.6 million for the nine-month period ended September 30, 2000, representing an increase of $8.1 million that was primarily due to an increase in initial sales to new PCS subscribers. We recorded initial sales to 163,000 new PCS subscribers during the nine-month period ended September 30, 2001 as compared to initial sales to 63,200 new PCS subscribers during the nine-month period ended September 30, 2000. Cellular and paging merchandise cost of sales was $1.3 million for the nine-month period ended September 30, 2001 as compared to $2.0 million for the nine-month period ended September 30, 2000, representing a decrease of $.7 million, which was primarily related to the decrease in the subscriber base.

General and administrative expenses

General and administrative expenses were $14.2 million for the three-month period ended September 30, 2001 as compared to $7.5 million for the three-month period ended September 30, 2000, representing an increase of $6.7 million. PCS general and administrative expense was $11.6 million for the three-month period ended September 30, 2001 as compared to $5.2 million for the three-month period ended September 30, 2000, representing an increase of $6.4 million. This was primarily related to expenses associated with the conversion of part of our subscriber base to Sprint PCS; increased billing costs as the number of PCS subscribers increased to 236,000 at September 30, 2001 from 91,100 at September 30, 2000; and overall market expansion that increased to 41 PCS markets at September 30, 2001 from 28 markets at September 30, 2000. Cellular and paging general and administrative expenses were $1.8 million for the three-month period ended September 30, 2001 as compared to $1.4 million for the three-month period ended September 30, 2000, representing an increase of $.4 million which was primarily due to an increase in local sales and use taxes and an increase in bad debt expense.

General and administrative expenses were $37.8 million for the nine-month period ended September 30, 2001 as compared to $22.9 million for the nine-month period ended September 30, 2000, representing an increase of $14.9 million. PCS general and administrative expense was $29.6 million for the nine-month period ended September 30, 2001 as compared to $11.9 million for the nine-month period ended September 30, 2000, representing an increase of $17.7 million. This was primarily related to expenses associated with the conversion of part of our subscriber base to Sprint PCS; the hiring of additional employees and increased billing costs as the number of PCS subscribers increased to 236,000 at September 30, 2001 from 91,100 at September 30, 2000; and overall market expansion that increased to 41 PCS markets at September 30, 2001 from 28 markets at September 30, 2000. Cellular and paging general and administrative expenses were $5.1 million for the nine-month period ended September 30, 2001 as compared to $7.7 million for the nine-month period ended September 30, 2000, representing a decrease of $2.6 million which was primarily due to a sales and use tax assessment in the nine-month period ended September 30, 2000 and a decrease in administrative expenses in the nine-month period ended September 30, 2001 due to the decrease in the subscriber base.

Sales and marketing expenses

Sales and marketing expenses were $18.4 million for the three-month period ended September 30, 2001 as compared to $8.7 million for the three-month period ended September 30, 2000, representing an increase of $9.7 million. PCS sales and marketing expenses were $17.6 million for the three-month period ended September 30, 2001 as compared to $7.5 million for the three-month period ended September 30, 2000, representing an increase of $10.1 million and primarily related to advertising, direct selling headcount and commissions paid to local and national third party retailers contracted to sell our product. PCS subscribers increased to 236,000 at September 30, 2001 from 91,100 at September 30, 2000; network coverage increased to 41 PCS markets at September 30, 2001 from 28 PCS markets at September 30, 2000; and 16 additional PCS retail outlets were open at September 30, 2001 as compared to September 30, 2000. Cellular and paging sales and marketing expenses were $.8 million for the three-month period ended September 30, 2001 as compared to $1.2 million for the three-month period ended September 30, 2000, representing a decrease of $.4 million which was primarily due to the decrease in the subscriber base.

Sales and marketing expenses were $48.8 million for the nine-month period ended September 30, 2001 as compared to $20.9 million for the nine-month period ended September 30, 2000, representing an increase of $27.9 million. PCS sales and marketing expenses were $46.1 million for the nine-month period ended September 30, 2001 as compared to $17.3 million for the nine-month period ended September 30, 2000, representing an increase of $28.8 million and primarily related to advertising, direct selling headcount and commissions paid to local and national third party retailers contracted to sell our product. PCS subscribers increased to 236,000 at September 30, 2001 from 91,100 at September 30, 2000; network coverage increased to 41 PCS markets at September 30, 2001 from 20 PCS markets at September 30, 2000; and 16 additional PCS retail outlets were open at September 30, 2001 as compared to September 30, 2000. Cellular and paging sales and marketing expenses were $2.7 million for the nine-month period ended September 30, 2001 as compared to $3.6 million for the nine-month period ended September 30, 2000, representing a decrease of $.9 million which was primarily due to the decrease in the subscriber base.

Non-cash stock compensation

Non-cash compensation was unchanged at $1.1 million for the three-month period ended September 30, 2001 and for the three-month period ended September 30, 2000. Non-cash compensation was $3.7 million for the nine-month period ended September 30, 2001 as compared to $4.0 million for the nine-month period ended September 30, 2000, representing a decrease of $0.3 million which was primarily due to forfeitures of options granted to employees terminating prior to the vesting of their options. The non-cash stock compensation consists of compensation expense related to the granting of certain stock options for the Company's stock in July 1999 and January 2000 with exercise prices less than the market value of the Company's stock at the date of such grant. Non-cash stock compensation expense is being amortized over the four-year vesting period of the related options.

Depreciation and amortization expense

Depreciation and amortization expense was $12.3 million for the three-month period ended September 30, 2001 as compared to $11.3 million for the three-month period ended September 30, 2000, representing an increase of $1.0 million. PCS depreciation and amortization expense was $9.2 million for the three-month period ended September 30, 2001 as compared to $9.4 million for the three-month period ended September 30, 2000, representing a decrease of $.2 million. Net property and equipment for our PCS markets increased to $216.9 million at September 30, 2001 from $182.6 million at September 30, 2000. The increase in depreciation expense as a result of the increase in depreciable assets was offset by a decrease in depreciation expense that was primarily due to a change in estimate of the lives of certain depreciable assets. Effective July 2001, we revised the estimated useful lives of certain fixed assets that resulted in a reduction of depreciation expense of approximately $4.2 million for the three-month period ended September 30, 2001. Depreciation and amortization expense for our cellular and paging operations was $.6 million for the three-month period ended September 30, 2001 as compared to $1.1 million for the three-month period ended September 30, 2000 representing a decrease of $.5 million and was the result the change in the estimated useful lives of certain fixed assets as discussed above which resulted in a $.4 million reduction in depreciation expense.

Depreciation and amortization expense was $42.3 million for the nine-month period ended September 30, 2001 as compared to $28.2 million for the nine-month period ended September 30, 2000, representing an increase of $14.1 million.
PCS depreciation and amortization expense was $33.5 million for the nine-month period ended September 30, 2001 as compared to $22.5 million for the nine-month period ended September 30, 2000, representing an increase of $11.0 million. The increase was primarily due to increased capital spending to build out our PCS markets. Net property and equipment for our PCS markets increased to $216.9 million at September 30, 2001 from $182.6 million at September 30, 2000. Included in this increase was a revision in the estimated useful lives of certain fixed assets that resulted in a reduction of depreciation expense of approximately $4.2 million for the nine-month period ended September 30, 2001. Depreciation and amortization expense for our cellular and paging operations was $2.6 million for the nine-month period ended September 30, 2001 as compared to $3.5 million for the nine-month period ended September 30, 2000 representing a decrease of $.9 million and was the result of certain assets becoming fully depreciated and the change in the estimated useful lives of certain fixed assets as discussed above which resulted in a $.4 million reduction in depreciation expense.

Operating loss

The operating loss was $12.0 million for the three-month period ended September 30, 2001 as compared to $17.3 million for the three-month period ended September 30, 2000, representing a decrease of $5.3 million. The operating loss for the three-month period ended September 30, 2001 was reduced by a change in accounting estimate effective July 2001 that increased the useful lives of certain capitalized assets and reduced depreciation expense by $4.6 million. The operating loss for our PCS operations was $10.1 million for the three-month period ended September 30, 2001 as compared to $17.6 million for the three-month period ended September 30, 2000, representing a decrease of $7.5 million and included a $4.2 million reduction in depreciation expense for the three-month period ended September 30, 2001 related to an increase in the estimated useful lives of certain depreciable assets. The operating income for our cellular operations was $1.5 million for the three-month period ended September 30, 2001 as compared to $2.0 million for the three-month period ended September 30, 2000, representing a decrease of $.5 million that was primarily due to a decrease in our subscriber base offset by a $.4 million reduction in depreciation expense for the three months ended September 30, 2001 related to an increase in the estimated useful lives of certain depreciable assets. The remainder was primarily associated with non-cash stock compensation and depreciation expense for our corporate offices.

The operating loss was $55.0 million for the nine-month period ended September 30, 2001 as compared to $44.9 million for the nine-month period ended September 30, 2000, representing an increase of $10.1 million. The operating loss was reduced by a change in accounting estimate effective July 2001 that increased the useful lives of certain capitalized assets and reduced depreciation expense by $4.6 million. The operating loss for our PCS operations was $50.0 million for the nine-month period ended September 30, 2001 as compared to $40.6 million for the nine-month period ended September 30, 2000, representing an increase of $9.4 million that was primarily due to the increased operational costs associated with building out our PCS markets and included a $4.2 million reduction in depreciation expense for the three-month period ended September 30, 2001 related to an increase in the estimated useful lives of certain depreciable assets. The operating income for our cellular operations was $4.5 million for the nine-month period ended September 30, 2001 as compared to $1.7 million for the nine-month period ended September 30, 2000, representing an increase of $2.8 million that was primarily of a $.4 million reduction in depreciation expense due to an increase in estimated useful lives and reduced costs associated with our lower subscriber base for the nine-month period ended September 30, 2001 and by $2.0 million sales and use tax assessment in nine-month period ended September 30, 2000,. The remainder was associated with non-cash stock compensation and depreciation expense for our corporate offices.

Other Income/(Expense)

                             Three months ended            Nine months ended
                                September 30,                 September 30,
                            2001            2000          2001           2000
                          -------         -------       --------       --------
                                                           ( In thousands)
     Interest expense     $(9,835)        $(8,169)      $(29,157)      $(24,004)
     Interest income        1,314           2,534          5,892          6,856
     Other                    401             172          8,620          4,992
                          -------         -------       --------       --------
     Total other expense  $(8,120)        $(5,463)      $(14,645)      $(12,156)
                          =======         =======       ========       ========

Interest expense was $9.8 million for the three-month period ended September 30, 2001 as compared to $8.2 million for the three-month period ended September 30, 2000, representing an increase of $1.6 million, and $29.2 million for the nine-month period ended September 30, 2001 as compared to $24.0 million for the nine-month period ended September 30, 2000, representing an increase of $5.2 million.

The increase in interest expense resulted from the increase in outstanding debt. Our outstanding debt was $346.6 million at September 30, 2001 as compared to $285.5 million at September 30, 2000. The increase in debt primarily resulted from our $50 million senior credit facility and accreted interest on our subordinated discount note offering in October 1999.

Interest income was $1.3 million for the three-month period ended September 30, 2001 as compared to $2.5 million for the three-month period ended September 30, 2000, representing a decrease of $1.2 million and $5.9 million for the nine-month period ended September 30, 2001 as compared to $6.9 million for the nine-month period ended September 30, 2000, representing a decrease of $1.0 million. The decrease for the three-month period ended September 30, 2001 and for the nine-month period ended September 30, 2001 was reflective of a reduction of funds available for short-term investment.

Other income was $.4 million for the three-month period ended September 30, 2001 as compared to $.2 million for the three-month period ended September 30, 2000, representing an increase of $.2 million, and $8.6 million for the nine-month period ended September 30, 2001 as compared to $5.0 million for the nine-month period ended September 30, 2000, representing an increase of $3.6 million. In the nine-month period ended September 30, 2001, we recognized a $8.2 million gain on sale of 141 towers and a gain of $.4 million on the disposal of other assets.

Equity in Income (Losses) of Unconsolidated Affiliates

Equity in losses of unconsolidated affiliates was $1.6 million for the three-month period ended September 30, 2001 as compared to income of $.3 million for the three-month period ended September 30, 2000, representing a decrease of $1.9 million, and losses of $2.4 million for the nine-month period ended September 30, 2001 as compared to income of $.8 million for the nine-month period ended September 30, 2000, representing a decrease of $3.2 million. This represented losses associated with a 13.28% minority interest in a telecommunications company.

Liquidity and Capital Resources

On October 1, 1999, US Unwired entered into a credit facility with CoBank, ACB, The Bank of New York, BNY Capital Markets, Inc., First Union Securities, Inc., First Union National Bank, and other lenders for $130 million. During 2000, we borrowed $50.0 million under this agreement and at September 30, 2001, we had $80.0 million available. Cash used by operating activities was $20.5 million for the nine-month period ended September 30, 2001. Cash provided by investing activities was $133.3 million for the nine-month period ended September 30, 2001 and primarily consisted of $164.2 in net proceeds from marketable security transactions, $44.9 million provided by the sale and leaseback of certain towers and the sale of other assets and $5.8 million in proceeds from restricted cash offset by $80.3 million used to purchase property and equipment. Cash provided by financing activities was $1.6 million for the nine-month period ended September 30, 2001 and primarily consisted of $1.8 million in proceeds for improvements to our new corporate headquarters building and $1.4 million in proceeds from stock options exercised offset by $1.5 million to pay off a debt to the FCC.

We believe that the proceeds from our financings and internally generated cash flow will be enough to fund capital expenditures to increase our coverage area by erecting additional towers in selected locations of already opened markets, cover anticipated operating losses and meet our debt service requirements.

PART II

Item 6.  Exhibits and Reports on Form 8-K

     a.   Exhibits

          (a) The following exhibits are filed as part of this report:

-------------------------------------------------------------------------------
(3)(i)    *   First Restated Articles of Incorporation of US Unwired Inc.
-------------------------------------------------------------------------------
(3)(ii)   **  By-laws of US Unwired Inc.
-------------------------------------------------------------------------------
(4.1)     **  Indenture dated as of October 29, 1999 among US Unwired Inc., the Guarantors (as defined therein) and State Street and Trust
              Company
-------------------------------------------------------------------------------
(4.2)         Amended Credit Agreement dated as of October 1, 1999 by and among
              US Unwired Inc., as Borrower, and CoBank, ACB, as Administrative
              Agent and a Lender, First Union Capital Markets Corp., as
              Syndication Agent and a Co-Arranger, The Bank of New York, as
              Documentation Agent and a Lender, BNY Capital Markets, Inc., as
              a Co-Arranger, First Union National Bank, as a Lender, and the
              other Lenders referred to therein.
-------------------------------------------------------------------------------
                           -------------------------
-------------------------------------------------------------------------------
* Incorporated by reference to Exhibit 3.1 filed on Form 10-K, annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 filed on March 16, 2001
-------------------------------------------------------------------------------
** Incorporated by reference to the registration statement of Form S-4, Registration Nos. 333-92271, 333-92271-01 and 333-92271-02, filed by
           US Unwired Inc., Louisiana Unwired, LLC and Unwired Telecom Corp. on December 7, 1999
-------------------------------------------------------------------------------

  Registrant agrees to furnish to the Commission on request copies of any instrument defining the rights of holders of long-term debt the total amount of which does not exceed 10% of the total consolidated assets of the registrant and which is otherwise not filed as an exhibit.

  b.  Reports on Form 8-K

      No reports on Form 8-K were filed during the quarter ended September 30, 2001

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.



November 8, 2001                                                 US UNWIRED INC.

                                                       By:  /s/ Jerry E. Vaughn
                                                       -------------------------
                                                       Jerry E. Vaughn
                                                       Chief Financial Officer