Form 10-Q/A
period 2001-09-30
US UNWIRED INC
filed 2002-02-01
CIK 1024149

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q/A



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
     OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
[_]  EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO
     ________________.


Commission file number ...000-22003...

                                US UNWIRED INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Louisiana                                      72-1457316
------------------------------------         -----------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

        901 Lakeshore Drive
      Lake Charles, Louisiana                               70601
------------------------------------         -----------------------------------
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
                                       -----      -----
There were 27,411,540 shares of class A common stock, $0.01 par value per share, and 56,900,144 shares of class B common stock, $0.01 par value per share, outstanding at October 31, 2001.

The Company is amending Page 1 of the September 30, 2001 10-Q to indicate on the cover page that it has met all required filings by sections 13 or 15(d) of the Securities Act of 1934 for the period designated.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on behalf by the undersigned thereunto duly authorized.



January 31, 2002                                                 US UNWIRED INC.

                                                       By:  /s/ Jerry E. Vaughn
                                                       -------------------------
                                                       Jerry E. Vaughn
                                                       Chief Financial Officer