Form 10-K
period 2001-12-31
US UNWIRED INC
filed 2002-03-05
CIK 1024149

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

(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For The Fiscal Year Ended December 31, 2001.

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
   EXCHANGE ACT OF 1934.

                         Commission File Number: 022003

                                US UNWIRED INC.
             (Exact name of registrant as specified in its charter)

                               ----------------

              Louisiana                                72-1457316
   (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or Organization)                Identification Number)

                                                          70601
                                                       (Zip code)

                              901 Lakeshore Drive
                         Lake Charles, Louisiana 70601
                    (Address of principal executive offices)

                                 (337) 436-9000
              (Registrant's telephone number, including area code)

                               ----------------

   Securities registered pursuant to Section 12(b) of the Act: None.

   Securities registered pursuant to Section 12(g) of the Act: Class A Common Stock, par value $.01 per share Title of Each Class

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the voting stock held by non-affiliates of the registrant (based upon the closing sale price on the NASDAQ Stock Market on February 26, 2002 is approximately $128,495,319. (For purposes of determination of the foregoing amount, only our directors and executive officers and holders of our Class B Common Stock have been deemed affiliates). As of February 26, 2002, there were 27,933,765 shares of Class A common stock, $0.01 par value per share, and 56,460,144 shares of Class B common stock, $0.01 par value per share, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the US Unwired Inc. Proxy Statement of Registrant for its 2001 annual meeting of shareholders.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                US UNWIRED INC.

                           ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
                                      PART I

 ITEM 1.  Business......................................................     1

 ITEM 2.  Properties....................................................    26

 ITEM 3.  Legal Proceedings.............................................    26

 ITEM 4.  Submission of Matters to a Vote of Security Holders...........    26

 ITEM 4A. Executive Officers of the Registrant..........................    27

                                      PART II

 ITEM 5.  Market For Registrant's Common Equity And Related Stockholder
          Matters.......................................................    28

 ITEM 6.  Selected Financial Data.......................................    29

 ITEM 7.  Management's Discussion And Analysis Of Financial Condition
          And Results Of Operations.....................................    29

 ITEM 7A. Quantitative And Qualitative Disclosures About Market Risk....    41

 ITEM 8.  Financial Statements..........................................    42

 ITEM 9.  Changes In And Disagreements With Accountants On Accounting
          And Financial Disclosure......................................    42

                                     PART III

 ITEM 10. Directors And Executive Officers Of The Registrant............    42

 ITEM 11. Executive Compensation........................................    42

 ITEM 12. Security Ownership Of Certain Beneficial Owners And
          Management....................................................    42

 ITEM 13. Certain Relationships And Related Transactions................    42

                                      PART IV

 ITEM 14. Exhibits, Financial Statements, Schedules, and Reports On Form
          8-K...........................................................    43

     This report contains forward-looking statements, which are statements about future business strategy, operations and capabilities, construction plan, construction schedule, financial projections, plans and objectives of management, expected actions of third parties and other matters. Forward-looking statements often include words like believes, belief, expects, plans, anticipates, intends, projects, estimates, may, might, would or similar words. Forward-looking statements speak only as of the date of this report. They involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different. In addition to the investment considerations described elsewhere, specific factors that might cause such a difference include, but are not limited to (i) our ability to integrate operations and finance future growth opportunities; (ii) our dependence on Sprint PCS; (iii) our ability to successfully complete the build-out of the Sprint PCS network, to expand Sprint PCS network or to upgrade the Sprint PCS network to accommodate new technologies; (iv) limited operating history in the PCS market and anticipation of future losses; (v) potential fluctuations in operating results; (vi) changes or advances in technology; (vii) changes in law or government regulation; (viii) competition in the industry and markets in which we operate; (ix) future acquisitions; (x) our ability to attract and retain skilled personnel; (xi) our dependence on contractor and consultant services, network implementation and information technology support; (xii) our potential inability to expand the services and related products we provide in the event of substantial increases in demand in excess of supply for network and handset equipment and related services and products; (xiii) the availability at acceptable terms of sufficient funds to pay for our business plans; (xiv) changes in labor, equipment and capital costs; (xv) any inability to comply with the indentures that govern our senior notes or credit agreements; (xvi) changes in management; and (xvii) general economic and business conditions.

     You should not rely too heavily on any forward-looking statement. We cannot assure you that our forward-looking statements will prove to be correct. We have no obligation to update or revise publicly any forward-looking statement based on new information, future events or otherwise. For a discussion of some of the factors discussed above as well as additional factors, see "Investment Considerations" contained in this document.

                                     PART I

ITEM 1. Business

General

     We provide wireless personal communication services, commonly referred to as PCS, in eastern Texas, southern Oklahoma, southern Arkansas, significant portions of Louisiana, Alabama and Mississippi, the Florida panhandle and southern Tennessee. We are a network partner of Sprint PCS, the personal communications services group of Sprint Corporation. Sprint PCS, directly and through affiliates like us, provides wireless services in more than 4,000 cities and communities across the country. We have the exclusive right to provide digital PCS services under the Sprint and Sprint PCS brand names in a service area comprising approximately 9.9 million residents. Our service area is among the largest in population and subscribers of the Sprint PCS network partners and is contiguous with Sprint PCS's launched markets of Houston, Dallas, Little Rock, New Orleans, Birmingham, Tallahassee and Memphis.

     We currently provide Sprint PCS service to all 41 of our geographical areas, known as basic trading areas, BTAs or markets in our service area. We have completed the initial network build out plan and have met the Sprint PCS management agreement requirement of providing network coverage to 65% of the resident population in our service area. We are continuing to expand our service by upgrading network equipment and adding cell sites in certain markets that we believe will help us provide better service.

     At December 31, 2001, we were providing PCS service to approximately 277,000 subscribers and network coverage of approximately 6.8 million residents or 68.5% out of approximately 9.9 million total residents. The number of people in our service area does not represent the number of Sprint PCS subscribers that we expect to have in our service area.

     In addition, we provide cellular and paging services in parts of southwest Louisiana and as of December 31, 2001, we had approximately 34,200 cellular subscribers and 13,400 paging subscribers.

Our Background

     US Unwired is comprised of two wholly owned subsidiaries: Louisiana Unwired, LLC and Unwired Telecom Corporation. Louisiana Unwired and its subsidiary provide PCS telecommunication services, and Unwired Telecom provides cellular and paging telecommunications service.

     On February 28, 2001, we purchased from Cameron Communications Corporation its 6.14% minority interest in Louisiana Unwired in exchange for 4,634,842 shares of our class A common stock. The market value of the class A common stock associated with this transaction on February 28, 2001 was approximately $36.5 million. Upon conclusion of the transaction, we owned 100% of Louisiana Unwired. In February 2001, we also purchased the minority interest in Texas Unwired, a Louisiana general partnership, for 310,664 shares of our class A common stock. The market value of the class A common stock associated with this transaction was $2.4 million. Upon conclusion of the transaction, we owned 100% of Texas Unwired through Louisiana Unwired.

     On December 19, 2001, we entered into an agreement to acquire, through a plan of merger, IWO Holdings Inc. ("IWO") a Delaware corporation and Sprint PCS network partner, for up to approximately 45.9 million shares of our common stock. IWO has the exclusive right to provide digital PCS services under the Sprint and Sprint PCS brand names in a service area comprising approximately
6.2 million residents in 20 contiguous markets in the northeastern United States including upstate New York, New Hampshire, Vermont and portions of Massachusetts and Pennsylvania. This acquisition is subject to shareholder approval and to other conditions by both US Unwired and IWO shareholders.

Our Affiliation with Sprint PCS

     Under our agreements with Sprint PCS, we market Sprint PCS products and services in our service area using licenses that Sprint PCS acquired from the FCC in 1994 and 1996. We will be the only provider of Sprint PCS products and services in our service area. Some key points about these agreements are:

   . each agreement lasts up to 50 years with an initial period of 20 years and three successive 10-year renewal periods.

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

     Effective June 2001, Sprint PCS began providing billing and customer care services for new PCS subscribers added in certain markets where we had previously provided these services. We migrated a substantial portion of our customer base to Sprint PCS's billing and customer care platform in August 2001 and completed the process in January 2002. We plan to continue to perform network capacity monitoring and planning beyond that date. As a part of the amendment, Sprint PCS has also agreed to not change the reciprocal Sprint roaming rate of $.20 per minute through December 2002 for Sprint PCS subscribers.

     We believe that our service area is important to Sprint PCS's plan to expand its PCS network. To date, Sprint PCS has made considerable investments in the licenses covering our service area.

Our Service Area

     Our Sprint PCS service area covers 41 markets spanning over 160,200 square miles with a population of approximately 9.9 million. Our service area is one of the largest in the United States by measure of population for all of the territories assigned to Sprint PCS network partners. Even though our service area comprises approximately 9.9 million residents, the number of residents in our service area does not represent the number of PCS subscribers that we expect to have in our service area.

     Our service area is contiguous with Sprint PCS's launched markets of Houston, Dallas, Little Rock, New Orleans, Birmingham, Tallahassee and Memphis. Our network links these existing Sprint PCS markets. We are the only provider of Sprint PCS products and services in the markets connecting these major cities.

     The following table provides some key information about our 41 PCS markets (population in thousands):

                                                        Basic Trading   Market
Market (1)                                                 Area #     Population
----------                                              ------------- ----------
Anniston, AL...........................................       17          163.2
Chilton Area Counties, AL (2)..........................       44          253.3
Decatur, AL............................................      108          147.0
Florence, AL...........................................      146          192.4
Gadsden, AL............................................      158          193.3
Huntsville, AL.........................................      198          515.7
Mobile, AL.............................................      302          668.5
Montgomery, AL.........................................      305          488.0
Selma, AL..............................................      415           71.0
Tuscaloosa, AL.........................................      450          255.1
El Dorado, AR..........................................      125          105.2
Hot Springs, AR........................................      193          140.7
Nevada Area Counties, AR (3)...........................      257           59.6
Pine Bluff, AR.........................................      348          153.7
Fort Walton Beach, FL..................................      154          214.1
Jackson Area County, FL................................      439           47.1
Panama City, FL........................................      340          203.2
Pensacola, FL..........................................      343          417.1
Alexandria, LA.........................................        9          269.0
Houma, LA..............................................      195          271.8
Lake Charles, LA.......................................      238          285.4
Monroe, LA.............................................      304          331.2
Shreveport, LA.........................................      419          607.2
Columbus, MS...........................................       94          175.4
Greenville, MS.........................................      175          208.8
Grenada Counties, MS (4)...............................      290           63.5
Hattiesburg, MS........................................      186          183.7
Jackson, MS............................................      210          682.3
Laurel, MS.............................................      246           83.3
McComb, MS.............................................      269          114.6
Meridian, MS...........................................      292          209.5
Tupelo, MS.............................................      449          325.7
Natchez, MS............................................      315           72.6
Vicksburg, MS..........................................      455           61.6
Marshall Area Counties, TN (5).........................      314           56.9
Longview, TX...........................................      260          315.3
Paris, TX..............................................      341           95.4
Texarkana, TX..........................................      443          271.0
Tyler, TX..............................................      452          316.3
Beaumont, TX...........................................       34          468.7
Lufkin, TX.............................................      265          163.2
                                                                       --------
  Subtotal.............................................                 9,920.6
Minority Interest : (6)
Baton Rouge, LA........................................       32           94.7
Hammond, LA............................................      180           14.9
Lafayette, LA..........................................      236           73.4
Biloxi, MS.............................................       42           53.4
                                                                       --------
  Sub-total............................................                   236.4
                                                                       --------
    Total..............................................                10,157.0
                                                                       ========

---------------------
(1) Source: Report dated January 16, 2002 by Kagan World Media, Associates, Inc. as compiled from U.S. Department of Census, U.S. Department of Transportation and SRC, LLC data. Reprinted with permission of Kagan World Media. Market population has been calculated as the market population form the Kagan report times our ownership interest in the market. All markets are reflected at 100% with the exception of our minority interests.
(2)  Includes Nevada, Clark, Dallas, and Grant Counties.
(3)  Includes Chilton, Cullman, Talladega, Coosa and Tallapoosa Counties.
(4)  Includes Grenada, Yalobusha, Tallahatchie and Montgomery Counties.
(5)  Includes Marshall and Giles Counties.
(6) Reflects our 13.28% ownership interest in these markets held through our minority interest in Gulf Coast Wireless Limited Partnership.

Recent Developments

     On February 18, 2002, we entered into an agreement, through a merger, to acquire Sprint PCS network partner Georgia PCS Management, L.L.C. Under the terms of the agreement, we will issue approximately 5.5 million shares of our class A common stock, subject to adjustment based on the amount of Georgia PCS's indebtedness at the completion of the merger. Additionally, we will use some of our cash to pay off approximately $54.8 million of indebtedness of Georgia PCS and will add a $40 million term loan B to our existing senior credit facility. The loan, which will be funded at the closing of the Georgia PCS transaction, will bear interest at LIBOR plus 4% with 96% of the loan maturing in 2008.

     The completion of the merger is subject to the approvals of Sprint PCS, our lenders under our senior credit facility and federal antitrust authorities as well as to other customary closing conditions. Georgia PCS has already obtained the required approval of its members to complete the merger with us. We are not required to obtain the approval of our stockholders to complete the merger with Georgia PCS. We expect to complete this acquisition in March 2002. Our completion of this acquisition is subject to various conditions, so we cannot be certain it will occur.

     Georgia PCS provides personal communications services in seven Georgia markets in Brunswick, Dalton, Rome, Valdosta, Macon-Warner Robins, Waycross and six counties surrounding Atlanta. It has the exclusive right to provide digital PCS services under the Sprint and Sprint PCS brand names in a service area comprising approximately 1.4 million residents. As of December 31, 2001, Georgia PCS was providing PCS service to approximately 36,600 subscribers in its seven markets and network coverage to approximately 984,000 residents out of approximately 1.4 million total residents in its service area, or approximately 69% of the total residents. Georgia PCS began providing Sprint PCS service in March 1999.

PCS Services and Features

     We offer Sprint PCS products and services in our service area. Our products and services are designed to mirror those of Sprint PCS and to be a part of the Sprint PCS nationwide network. Sprint PCS customers in our service area may use Sprint PCS services throughout our contiguous markets and seamlessly throughout the Sprint network.

     We support the Sprint PCS Wireless Web throughout our service area. The Sprint Wireless Web allows subscribers with data-capable handsets to connect their portable computers or personal digital assistants to the Internet. Sprint PCS subscribers with web-browser enable handsets also have the ability to receive periodic information updates such as stock prices, airline schedules and weather reports directly on their handsets by connecting to and browsing specially designed text-based Internet sites.

     We offer Code Division Multiple Access (CDMA) handsets that weigh 2.3 to
7.3 ounces and can offer up to 12 days of standby time and up to five hours of talk time. We also offer dual-mode handsets that allow customers to make and receive calls on both PCS and cellular frequency bands. All handsets are equipped with preprogrammed features and are sold under the Sprint PCS brand name.

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

     Pricing. We use the Sprint PCS pricing strategy. This offers our customers a menu of service plans typically structured with monthly recurring charges, large local calling areas, bundles of minutes and options and features such as voicemail, enhanced caller identification, call waiting, three-way calling and low per-minute rates.

     Local focus and personalized customer care. Our regional focus enables us to supplement Sprint PCS's marketing strategies with our own strategies tailored to each of our specific markets. This includes attracting local businesses to enhance our distribution and drawing on our management team's local experience. Our local sales force executes our marketing strategy through our retail stores and kiosks. Our outside sales force targets business sales. Additionally, we staff our retail outlets with full-time customer care representatives to communicate directly with customers concerning billing and service issues.

     Advertising. We use the Sprint PCS name and reputation to attract customers and benefit from Sprint PCS's national advertising campaign to promote its products at no additional cost to us. Sprint PCS also runs numerous promotional campaigns that provide customers with benefits such as additional features at the same rate or free ancillary services. We direct our media and promotional efforts at the community level by advertising Sprint PCS's products and services through television, radio, print advertisements, outdoor advertising, billing inserts and promotional displays in our retail stores.

     Sponsorships. Sprint PCS sponsors numerous national and regional events. These sponsorships provide Sprint PCS with brand name and product awareness. Our regional marketing teams also sponsor local events to increase customer awareness of the Sprint PCS network.

Sales and Distribution

     We target a broad range of consumer and business markets through a sales and distribution plan. We use traditional sales channels, like our retail stores, mass merchandisers and other national retail outlets, independent agents and an outside sales force. We also use lower-cost methods like direct marketing and a corporate website.

     Retail stores. We have 33 PCS retail stores, four cellular retail stores, four PCS kiosks and six cellular kiosks. We plan additional PCS expansion in 2002. Our retail stores are located in the principal retail districts in each market. Kiosks, which are located primarily in high traffic retail outlets, maximize our retail presence in some of our markets and take advantage of high traffic areas. We use our stores and kiosks for much of the distribution and sale of our handsets and services. Sales representatives in these stores and kiosks receive in-depth training that allows them to explain PCS service in an informed manner. We believe that these representatives will foster effective and enduring customer relationships.

     Mass merchandisers and outlets. We target customers through our mass-market retail outlets. We have negotiated distribution agreements based on Sprint PCS's arrangements with national and regional mass merchandisers and consumer electronic retailers, including Radio Shack, Office Depot, Circuit City, Dillard's, Office Max and Best Buy and have a presence in 351 of the total 413 national retail outlet locations in our market area.

     Independent agents. We have a contracted network of 599 independent agents that creates additional opportunities for local distribution. Most of these businesses are family-owned consumer electronics dealers and wireless telecommunication retailers.

     Other Sprint PCS initiatives. We participate in Sprint PCS's national accounts program, which targets Fortune 1000 companies, take advantage of Sprint PCS's inbound telemarketing sales program and Sprint PCS's internet site that allows customers in our service area who purchase products and services over the Sprint PCS internet site become customers of our PCS network.

     No single manufacturer has accounted for more than 10% of our sales in the current reporting period or in the past three years.

Cellular and Paging Services

     We provide cellular and paging service in southwest Louisiana. At December 31, 2001, we had approximately 34,200 cellular subscribers and approximately 13,400 paging subscribers.

     We have experienced significant competition in our cellular markets from digital technologies that has resulted in an erosion of our cellular and paging customer base. In an effort to revitalize this part of our operation, we elected to enhance our cellular network to include TDMA digital technology. TDMA is one of three digital technologies in the United States and each uses a different digital language to send calls. Several providers, such as AT&T Wireless, Dobson Communications, CenturyTel and Triton PCS, have chosen TDMA. In August 2001, we completed the upgrade of our cellular network to include TDMA digital and expanded service to our cellular subscribers to now include voice mail notification, caller identification and text messaging. We anticipate this upgrade will make us more competitive and provide increased service and roaming capacity.

Suppliers and Equipment Vendors

     We do not manufacture any of the handsets that we use in our operations. We purchase our equipment pursuant to various Sprint PCS vendor arrangements that provide us volume discounts. Under such arrangements, we purchase our handsets directly from Sprint PCS and our accessories from certain other third party vendors.

Competition

     We compete in our service area with the current PCS and cellular providers. The cellular providers in our service area serve different geographic segments of our service area, but no one cellular carrier provides complete coverage throughout our service area. Some of these cellular providers offer a digital product also, but it typically covers only a small segment of our service area.

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

     We also compete with paging, enhanced specialized mobile radio and dispatch companies in our markets. Potential users of PCS systems may satisfy their communications needs with other current and developing technologies. One or two-way paging or beeper services that feature voice messaging and data display as well as tone-only service may be adequate for potential subscribers who do not need to speak to the caller.

     Sprint PCS has chosen CDMA technology, which we believe offers significant advantages in the marketplace. CDMA is one of three languages that wireless telephones use to communicate with the phone network. The other two predominant standards are TDMA and GSM.

     CDMA offers superior call quality and clarity. CDMA also offers the highest capacity of the three standards. This means that more simultaneous calls can be handled on a CDMA network than on equivalent TDMA or GSM networks. CDMA also offers a high level of security, giving customers confidence that their calls remain private. CDMA offers many advanced features such as short text messaging, Internet access, call waiting, call forwarding and three way calling. Several providers in the United States, including Sprint PCS, Verizon and PrimeCo, have adopted CDMA.

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

     We have experienced significant competition in our cellular markets from digital technologies that has resulted in an erosion of our cellular and paging customer base. In an effort to revitalize this part of our operation, we elected to enhance our cellular network to include TDMA digital technology. TDMA is one of three digital technologies in the United States and each uses a different digital language to send calls. Several providers, such as AT&T Wireless, Dobson Communications, CenturyTel and Triton PCS, have chosen TDMA. In August 2001, we completed the upgrade of our cellular network to include TDMA digital and expanded service to our cellular subscribers to now include voice mail notification, caller identification and text messaging. We anticipate this upgrade will make us more competitive and provide increased service and roaming capacity.

Network Build Out

     We have completed the initial network build out plan for our 41 markets and have met the Sprint PCS management agreement requirement of providing network coverage to 65% of the resident population in our service area. We are continuing to expand our service by upgrading network equipment and adding cell sites in certain markets that we believe will help us provide better service.

     We focused our network construction first on the concentrated population and business centers of the major metropolitan areas in our service area and the adjoining interstate highways. We continued to build out the smaller markets surrounding the existing built out areas, interstate and state highways. We have only launched PCS service after we completed a significant portion of the planned build out for a given area. Before we launch service, we perform extensive field-testing to ensure comprehensive and reliable coverage within a particular market. We provided overall project and construction management of the design, site acquisition, installation and testing of our PCS system.

     We obtain cell sites in three ways: (1) co-location, (2) construction of a tower by an independent build-to-suit company, or (3) construction of a tower by us. Co-location describes the network strategy of leasing available space on a tower or cell site owned by another company. We prefer to co-locate with another wireless company by leasing space on an existing tower or building. When we co-locate, we generally have lower construction costs, and it is likely that any zoning difficulties have been resolved. Beginning in December 2000, we have sold a substantial number of our cell site towers and executed co-location agreements. As of December 31, 2001, we had 872 PCS cell sites, of which approximately 95% were co-locations and 5% owned with network coverage of approximately 6.8 million residents out of approximately 9.9 million total residents. The number of people in our service area does not represent the number of Sprint PCS subscribers that we expect to have in our service area.

     Microwave relocation. Fixed microwave operators previously used the frequencies that are now allocated for PCS licenses. The FCC has established procedures for PCS licensees to relocate these existing microwave paths, generally at the PCS licensee's expense. With Sprint PCS's assistance, we have relocated all microwave paths for the PCS licenses that we own.

     Switching centers. We lease five switching centers for our service area. These centers are located in our four markets of Shreveport and Lake Charles, Louisiana, Jackson, Mississippi and Montgomery, Alabama. Each switching center serves several purposes, including subscriber validation, call routing, managing call hand off and managing access to landlines and access to landlines and access to Sprint PCS national platforms.

     Interconnection. We connect our digital PCS network to the landline telephone system through interconnection agreements with local exchange carriers. Before entering the Sprint PCS agreements, we entered into interconnection agreements with BellSouth. Through our agreements with Sprint PCS, we benefit from the interconnection agreements that Sprint PCS negotiates.

     Long distance and back haul. We have a long distance agreement with our affiliate, Cameron Communications Corporation, for long distance services. We also buy long distance services from Sprint LD. We intend to migrate all of our long distance to Sprint LD in mid-2002.

     Network monitoring systems. We use Sprint PCS's Network Operations Control as well as our network operations center in Lake Charles, Louisiana to provide monitoring and maintenance of our entire network, including:

   . the constant monitoring for blocked or dropped calls, call clarity and signs of tampering, cloning or fraud.

   .  the recording of network traffic statistics.

   . the overseeing of customer usage, data collected at switch facilities and billing.

     Effective June 2001, Sprint PCS began providing billing and customer care services for new PCS subscribers added in certain markets where we had previously provided these services. We migrated a substantial portion of our customer base to Sprint PCS's billing and customer care platform in August 2001 and completed this process by January 2002. We plan to continue to perform network capacity monitoring and planning beyond that date.

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

     Additional spectrum. In 2000, the FCC auctioned spectrum that could be used to compete with our PCS system. On January 25, 2002, the FCC announced that in June 2002 it will auction additional spectrum that could be used to compete with our PCS systems. We have no way of knowing whether the new spectrum in our service area will be used to offer a competitive service.

Intellectual Property

     The Sprint(R) and Sprint PCS(R) brand names and logos are registered service marks owned by Sprint. We have license agreements with Sprint that allow us to use, without payment and only in our service area, the Sprint design logo and diamond symbol and other Sprint service marks, like the phrases The Clear Alternative to Cellular and Clear Across the Nation. We can use some of Sprint's licensed marks on some wireless telephone handsets. The license agreements have many restrictions on our use of their licensed marks. We are the only person entitled to market Sprint PCS products and services in our service area, except for the Sprint PCS national marketing programs.

Employees

     As of December 31, 2001, we had approximately 900 employees. No union represents our employees. We believe that we have good relations with our employees.

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

Investment Considerations

     We provide wireless personal communication services, commonly called PCS, as a network partner of Sprint PCS. In the discussion that follows, we use "we" and "our" generally to refer to US Unwired and its subsidiaries, including IWO and Georgia PCS following the completion of our pending mergers with those companies, with two exceptions. When indebtedness or stock is referred to, we use "we" or "our" to mean US Unwired as a corporate entity, without its subsidiaries. As of February 28, 2002, we had entered into agreements to acquire by merger IWO Holdings, Inc., and Georgia PCS Management, L.L.C., which, like us, are network partners of Sprint PCS. While we expect the acquisitions to be completed by April 2002, they are subject to various conditions and therefore we cannot assure you they will be completed. The discussion that follows assumes that we will complete these acquisitions.

     Our stockholders and persons who are considering an investment in our common stock should carefully consider the factors that are described below.

     Our stock price may be volatile. The market price of our common stock could be subject to wide fluctuations in response to factors, some of which are beyond our control, such as the following: quarterly variations in operating results; operating results that vary from the expectations of securities analysts and investors; changes in expectations as to future financial performance, including financial estimates by securities analysts and investors; changes in the relationship with Sprint PCS; announcements by Sprint PCS concerning developments or changes in its business, financial condition or results of operations, or in its expectations as to future financial performance; announcements of technological innovations or new products and services by Sprint PCS or our competitors; changes in results of operations and market valuations of other companies in the telecommunications industry in general and the wireless industry in particular, including Sprint PCS and its network partners and our competitors; departures of key personnel; changes in laws and regulations; significant claims or lawsuits against us; announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments; and general economic and competitive conditions.

     Integration following the mergers will present significant challenges. We entered into the merger agreements with the expectation that the mergers will result in expanding our existing network and customer base and taking advantage of the best operating practices of all three organizations. Achieving the benefits of the mergers will depend in part on integrating the operations of the companies in an efficient manner. We cannot assure you that this will occur. To realize the anticipated benefits of this combination, our management team must develop strategies and implement a business plan that will successfully: manage the combined company's networks and markets; maintain adequate focus on existing business and operations while working to integrate the companies; combine companies that do not have extensive operating histories in the PCS market; manage each company's cash and available credit lines for use in financing future growth and working capital needs; manage the marketing and sales of each of the companies; manage the geographic distance between the territories of the companies; manage operational issues relating to IWO and Georgia PCS that we do not face in our operations; manage the transition of senior management expertise to US Unwired; and retain and attract key employees during a period of transition.

     The diversion of management's attention from ongoing operations and any difficulties encountered in the transition and integration process could have a material adverse effect on our financial condition and results of operations.

     Our ability to operate as a combined company will be limited by US Unwired's and IWO's separate public debt indentures and credit facilities. For purposes of US Unwired's and IWO's respective public debt indentures, US Unwired and IWO will operate as separate business entities following the merger. Due to restrictions in US Unwired's indenture, US Unwired will be unable to provide direct or indirect credit support to IWO. Likewise, IWO will be restricted under its debt instruments from paying dividends or freely transferring money to US Unwired. These restrictions may hinder the combined company's ability to achieve the anticipated benefits of the merger with IWO, react to developments in US Unwired or IWO's business or take advantage of business opportunities.

     We depend on the cash flows of our respective subsidiaries to satisfy our debt obligations. We depend on our respective subsidiaries for cash flow and to service our debt obligations. Existing or future credit agreements may restrict or prohibit subsidiaries from paying dividends. State law may also limit the amount of the dividends that our subsidiaries are permitted to pay.

     The issuance of US Unwired common stock in the mergers may cause dilution to US Unwired stockholders. We believe that certain benefits will result from the mergers. We cannot assure you, however, that combining our business, even if completed in an efficient, effective and timely manner, will result in combined results of operations and financial condition superior to those that we could have achieved independently. The issuance of our common stock in the mergers could reduce the market price of our common stock. The success of the transaction for us will depend on revenue growth or other benefits sufficient to offset the dilutive effects of our issuing additional shares in the mergers. We cannot assure you that we will achieve sufficient benefits.

     Future sales of shares of US Unwired common stock may negatively affect our stock price. As a result of our mergers we will issue over 50million shares of US Unwired common stock. The shares of our common stock proposed to be issued would represent approximately 37% of our common stock to be outstanding immediately following the mergers. After certain lock up periods, the stockholders who signed lock-up agreements will be able to sell all or a portion of their shares in a proposed underwritten public offering, and we will enter into other registration rights agreements with some of them. Sales of substantial amounts of shares of US Unwired common stock, or even the potential for such sales, could lower the market price of our common stock and impair our ability to raise capital through the sale of equity securities.

     We expect to incur significant costs associated with the mergers. We will incur significant direct transaction, severance and integration costs associated with the mergers.

     Any unknown liabilities will be borne by us. If the companies we acquire have obligations we do not know about, these liabilities will be borne by us. We cannot assure you that any such liabilities will not materially and adversely affect our results of operations and our financial condition.

     If we do not successfully manage the operations and expected growth of the combined company following the mergers, our operating performance may be adversely impacted. We have limited operating history as a Sprint PCS affiliate. We began operations as a Sprint PCS affiliate on June 8, 1998. Our ability to achieve and sustain operating profitability will depend upon many factors, including our abilities to market Sprint PCS services and manage customer turnover rates, to manage growth through the expansion or completion of our network build-outs and through implementing the combined company's best practices to increase market penetration in its current and future markets. To be successful, we will require continued development, construction, testing, deployment and operation of our PCS networks. These activities are expected to place demands on our managerial, operational and financial resources.

     Our failure to timely expand or complete the build-out of our networks may result in a decrease in the number of expected new PCS subscribers and adversely affect results of operations or result in the loss of our licenses or a breach of agreements with Sprint PCS. In order to expand or complete network build-outs, we must successfully lease or otherwise retain rights to a sufficient number of radio communications and network control sites, complete the purchase and installation of equipment, build-out the physical infrastructure and test the network. Regulatory changes, engineering design changes and required technological upgrades could affect the number and location of our towers as well as our ability to obtain sufficient rights to meet our and their network build-out expansion goals or requirements. Some of the radio communications and network control sites are likely to require zoning variances or other local governmental or third party approvals. Any failure by us to expand or complete our network build-out on a timely basis may limit our network capacity and/or reduce the number of expected new PCS subscribers, either of which could adversely affect our results of operations, result in a breach of agreements with Sprint PCS or a loss of our licenses.

     There is considerable demand for the communications equipment that we need to expand or complete our networks, and manufacturers of this equipment could have substantial backlogs of orders. Competitors who purchase large quantities of communications equipment may receive priority in the delivery of this equipment. If we cannot get this equipment, we may fail to expand or construct our networks timely. This could limit our ability to compete effectively or to meet the construction requirements of the FCC or the Sprint PCS agreements. If we do not meet these construction requirements, we could lose our licenses or breach agreements with Sprint PCS.

     Our territory has limited amounts of licensed spectrum, which may adversely affect the quality of our service and our results of operations. We and Sprint PCS have licenses for limited spectrum in our territory. In the future, as the number of customers in our territory increases, this limited amount of licensed spectrum may not be able to accommodate increases in call volume, may lead to increased dropped calls and may limit our ability to offer enhanced services, all of which could result in increased customer turnover and adversely affect the combined company's results of operations and financial condition.

     If we lose the right to install our equipment on certain wireless towers or are unable to renew expiring leases for wireless towers on favorable terms or at all, our business and results of operations could be adversely impacted. Substantially all of our cell sites are installed on leased tower facilities that are shared with one or more other wireless service providers. In addition, a large portion of these leased tower sites are owned by a few tower companies. If a master agreement with one of these tower companies were to terminate, or if one of these tower companies were unable to support our use of its tower sites, we would have to find new sites or may be required to rebuild the affected portion of the network. In addition, the concentration of our cell sites with a few tower companies could adversely affect our results of operations and financial condition if we are unable to renew expiring leases with these tower companies on favorable terms or at all.

     The loss of the officers and skilled employees upon whom we depend to operate our business or the inability to attract additional personnel for the combined company's growth could adversely affect the combined company's results of operations. Our business is managed by a small number of executive officers. We believe that our future success will depend in part on our continued ability to retain these executive officers and to attract and retain highly qualified technical and management personnel for the combined company. We may not be successful in retaining key personnel or in attracting and retaining other highly qualified technical and management personnel. We do not maintain policies of life insurance on our key executives.

     Expanding our territory may have a material adverse effect on our business and reduce the market value of our securities. As part of our continuing operating strategy, we may expand our territory through the grant of additional markets from Sprint PCS or through acquisitions of other Sprint PCS network partners. These transactions may require the approval of Sprint PCS and commonly involve a number of risks, including the difficulty of assimilating acquired operations and personnel; diversion of management's attention; disruption of ongoing business; impact on our cash and available credit lines for use in financing future growth and working capital needs; inability to retain key personnel; inability to successfully incorporate acquired assets and rights into our service offerings; inability to maintain uniform standards, controls, procedures and policies; and impairment of relationships with employees, customers or vendors.

     Failure to overcome these risks or any other problems encountered in these transactions could have a material adverse effect on our business. In connection with these transactions, we also may issue additional equity securities, and we may incur additional debt or incur significant amortization expenses related to certain intangible assets.

     Our service area will be threatened by bad weather, including hurricanes and severe winter weather, which could cause interruptions in service resulting in increased expenses and reduced operating results. Much of our service area is on or near the Gulf of Mexico and could be damaged by bad weather like hurricanes and excessive rain. In addition, the service area on the East Coast could be adversely affected by severe winter storms. We may face service interruptions for indefinite periods if a major hurricane or winter storm strikes one or more of our service areas resulting in increased expenses and reduced operating results.

     Unauthorized use of our network could disrupt our business. We will likely incur costs associated with the unauthorized use of our PCS networks, including administrative and capital costs associated with detecting, monitoring and reducing the incidence of fraud. Fraud impacts interconnection costs, capacity costs, administrative costs, fraud prevention costs and payments to other carriers for unbillable fraudulent roaming.

     Because IWO depends heavily on outsourcing, the inability of third parties to fulfill their contractual obligations to IWO may materially disrupt its services or the build-out of its portion of the Sprint PCS network. Because IWO outsources portions of its business, it depends heavily on third-party vendors, suppliers, consultants, contractors and local telephone and utility companies. IWO has retained those persons to: design and engineer its systems; design and construct retail stores; obtain permits for the construction of base stations, switch facilities and towers; construct cell sites and switching facilities; obtain cell site leases; install transmission lines; and deploy its wireless personal communications services network systems. The failure by any of these third parties to fulfill their contractual obligations to IWO could materially disrupt the operations of IWO's portion of the Sprint PCS network or its build-out.

     Our projected build-out plan and our completed build-outs do not cover all our territory, which could make it difficult to maintain profitable customer bases. Our coverage may not adequately serve the needs of the potential customers in the respective territories or attract enough subscribers to operate our businesses successfully. To correct this potential problem, we may have to cover a greater percentage of our territory than anticipated, which we may not have the financial resources to complete or may be unable to do profitably.

     Our proposed acquisitions will reduce our cash that is available for other purposes and will increase our indebtedness. When we complete our acquisition of Georgia PCS, we will repay up to approximately $54.8 million of indebtedness of Georgia PCS. At the same time, we will increase our senior credit facility with a $40 million term loan B, 96% of which will become due in 2008. As a result, we will decrease our existing cash and increase our indebtedness. The decrease in our cash will reduce the amount of our cash that is available for other purposes. In addition, we will be required to use cash flow from our operations to pay increased interest and principal on our increased indebtedness.

     We have substantial debt that we may not be able to service; a failure to service this debt may result in the lenders taking away our assets. Our substantial debt will have a number of important consequences for our operations and our investors following the mergers, including the need to dedicate a substantial portion of any cash flow from operations to the payment of interest, and principal, which will reduce funds available for other purposes; possible inability to obtain additional financing for unanticipated capital requirements, capital expenditures, working capital requirements and other corporate purposes; potential higher interest expense in the event of increases in market interest rates; and the contractual ability of our lenders to control our assets or the assets of the subsidiaries in the event of a default.

     Our ability to make payments on our debt will depend upon our future operating performance, which is subject to general economic and competitive conditions and to financial, business and other factors, many of which we cannot control. If the cash flow from operating activities is insufficient, we may take actions, such as delaying or reducing capital expenditures, attempting to restructure or refinance our debt, selling assets or operations or seeking additional equity capital. Any or all of these actions may not be sufficient to allow us to service our debt obligations or may adversely affect our results of operations. Further, we may be unable to take any of these actions on satisfactory terms, in a timely manner or at all. The credit facilities and indentures governing our debt will limit our ability to take several of these actions, and may limit our ability to borrow more money. Our failure to generate sufficient funds to pay our debts or to successfully undertake any of these actions could, among other things, materially adversely affect the market value of our common stock or result in our lenders controlling our assets.

     If we do not meet all of the conditions required under our credit facilities, we may not be able to draw down all of the funds we anticipate receiving from such lenders and we may not be able to fund operating losses and working capital needs. All of the funds borrowed and available under our credit facilities are expected to be needed to fund our operations and business plans and to complete network build-out. If we do not meet these conditions at each funding date, senior lenders may not lend some or all of the remaining amounts under our senior credit facilities. If other sources of funds are not available, we may not be in a position to meet our operating cash needs or meet obligations under agreements with Sprint PCS.

     We will be in default under our indebtedness if we fail to pass financial and business tests. Our senior credit facilities require us to maintain specified financial ratios and to satisfy specified tests. If we fail to satisfy any of the financial ratios and tests, we could be in default under our senior credit facilities. In addition to making funds under the senior credit facilities unavailable to us, an event of default may prohibit us from paying our senior notes, which would cause a default under one or more indentures, or may result in our lenders controlling substantially all our assets or accelerating the maturity our debt.

     If we need additional financing that we cannot obtain, we may have to change our network construction plans. We expect to make significant capital expenditures to expand or complete our networks. Actual expenditures may differ significantly from our estimates. We would have to obtain additional financing to fund our network construction or expansion plans if existing sources of capital are unavailable or insufficient; we significantly depart from our business plan; we experience unexpected delays or cost overruns in the expansion or completion of our networks, including changes to the schedule or scope of the network build-out or expansion; changes in technology or governmental regulations create unanticipated costs; or we acquire additional licenses or Sprint PCS grants us more service areas to build out and manage.

     We cannot predict whether any additional financing will be available to us or on what terms such financing will be available. If we need additional financing that we cannot obtain, we will have to change our plans for the remainder of the network, which would adversely affect our expected future results of operations.

     Our indebtedness places restrictions on us which will limit our operating flexibility and our ability to engage in some transactions. The indenture governing our senior notes and senior credit facilities impose material operating and financial restrictions on us. These restrictions may limit our ability to engage in some transactions, including: completing designated types of mergers or consolidations; creating liens; paying dividends or other distributions to our stockholders; making investments; selling assets; repurchasing our common stock; changing lines of business; borrowing additional money; and entering into transactions with affiliates. These restrictions could also limit our ability to obtain debt financing, refinance or pay principal or interest on our outstanding debt, consummate acquisitions for cash or debt or react to changes in our operating environment. Moreover, these restrictions could cause us to be at a competitive disadvantage to competitors who do not have similar restrictions.

     If a specified change in control of us occurs, we may not be able to buy back our senior notes as required by our indenture. If we have a change of control as defined in our indenture, we will be required to offer to buy back all of our outstanding senior notes. We cannot assure you that we will have sufficient funds at the time of a change of control of us to perform this obligation or that restrictions in our credit facilities will allow us to do so. Our requirement to buy back our notes upon a change in control could impair the value of our common stock or could cause a default under our indenture which, in turn, would cause a default under its senior credit facility. In addition, a change in control as defined under our credit facilities would cause us to default under our senior credit facility.

     If we default under our senior credit facilities, our lenders may declare the debt to be immediately due and payable and Sprints PCS may force us to sell its assets without stockholder approval. If we default under our senior credit facilities and our lenders accelerate the maturity of its debt, Sprint PCS has the option to purchase our assets at a discount to market value and assume our obligations under the senior credit facilities without further stockholder approval. If Sprint PCS does not exercise this option, our lenders may sell its assets to third parties without further stockholder approval.

     If we fail to pay the debt under our respective credit facilities, Sprint PCS has the option of purchasing our loans, giving Sprint PCS certain rights of a creditor to foreclose on our assets. Sprint PCS has contractual rights, triggered by an acceleration of the maturity of the debt under our senior credit facilities, pursuant to which Sprint PCS may purchase our obligations to our respective senior lenders and obtain the rights of a senior lender. To the extent Sprint PCS purchases these obligations, Sprint PCS's interests as a creditor could conflict with our interests. Sprint PCS's rights as a senior lender would enable it to exercise rights with respect to our assets and its continuing relationship with Sprint PCS in a manner not otherwise permitted under our Sprint PCS agreements.

     The termination of our affiliation with Sprint PCS or Sprint PCS's failure to perform its obligations under the Sprint PCS agreements would severely restrict our ability to conduct business. Our ability to offer Sprint PCS products and operate a PCS network is dependent on our Sprint PCS agreements remaining in effect and not being terminated. These agreements give us the right to use the Sprint(R) and Sprint PCS(R) brand names and logos and related rights, and if we lose these rights, our PCS operations will be impaired; they impose strict requirements on the construction of our network which, if not met, permits the agreements to be terminated with the loss of the right to be the provider or sole provider of Sprint PCS products and services in our service area. The agreements may also be terminated if any of Sprint PCS's FCC licenses are lost or jeopardized, or if we become insolvent. Moreover, the agreements give Sprint PCS a substantial amount of control over the conduct of our business, and Sprint PCS may make decisions that adversely affect our business, like setting the prices for its national plans at levels that may not be economically sufficient for our business.

     If the agreements with Sprint PCS are terminated or breached, we may be required to sell our PCS assets to Sprint PCS or Sprint PCS may be required to assign to us some of Sprint PCS's licensed spectrum. In addition, the agreements are not perpetual. If Sprint PCS decides not to renew the agreements at the expiration of the 20-year initial term or any 10-year renewal term, we would no longer be a part of the Sprint PCS network. Even with all renewals, our agreements terminate in 50 years, and each of these agreements can be terminated for breach of any material term.

     Sprint PCS may make business decisions that are not in our best interests, which may adversely affect our relationships with customers in our territory, increase our expenses and/or decrease our revenues. Sprint PCS, under the Sprint PCS agreements, has a substantial amount of control over the conduct of our business. Accordingly, Sprint PCS may make decisions that adversely affect our business, such as pricing its national plans based on its own objectives at price levels or other terms that may not be economically sufficient for our business; raising the costs for Sprint PCS to perform back office services for us or reduce levels of services; prohibiting us from selling non-Sprint PCS approved equipment; altering its network and technical requirements or requesting that we build out additional areas within our territory, which could result in increased equipment and build-out costs; making decisions which could adversely affect the Sprint(R) and Sprint PCS(R) brand names, products or services; and deciding not to renew the Sprint PCS agreements or to no longer perform its obligations, which would severely restrict our ability to conduct business.

     We deal with Sprint PCS weekly on a variety of issues. Sometimes we disagree with Sprint PCS or oppose what Sprint PCS would like us to do. This occurs particularly when Sprint PCS tells us we must adopt business methods or pricing plans that we think will hurt our business. Because we rely so heavily on our relationships with Sprint PCS, any deterioration of those relationships or of Sprint PCS's desire to cooperate with us could adversely affect our business.

     The inability of Sprint PCS to maintain high quality back office services, or our inability to use Sprint PCS's back office services and third party vendors' back office systems, could lead to customer dissatisfaction, increase the loss of subscribers or otherwise increase our costs. We rely on Sprint PCS's internal support systems, including customer care, billing and back office support. Our operations could be disrupted if Sprint PCS is unable to maintain and expand its internal support systems in a high quality manner, or to efficiently outsource those services and systems through third party vendors. The rapid expansion of Sprint PCS's business is expected to continue to pose a significant challenge to its internal support systems. Additionally, Sprint PCS has relied on third party vendors for a significant number of important functions and components of its internal support systems and may continue to rely on these vendors in the future. We will depend on Sprint PCS's willingness to continue to offer these services and to provide these services effectively and at competitive costs. Our agreements provide that, upon nine months' prior written notice, Sprint PCS may elect to terminate any of these services. The inability of Sprint PCS to maintain high quality back office services, or our inability to use Sprint PCS's back office services and third party vendors' back office systems, could lead to customer dissatisfaction, increase the loss of subscribers or otherwise increase our costs.

     If Sprint PCS does not complete the construction of its nationwide PCS network, we may not be able to attract and retain customers. Sprint PCS currently intends to cover a significant portion of the population of the United States, Puerto Rico and the U.S. Virgin Islands by creating a nationwide PCS network through its own construction efforts and those of its network partners like us. Sprint PCS is still constructing its nationwide network and does not yet offer PCS services, either on its own network or through its roaming agreements, in every city in the United States.

     If one of our customers travels in an area where a Sprint PCS or compatible system is not yet operational, the customer would not be able to make a call on that area's system unless he or she has a telephone handset that can make calls on both systems. Generally, these handsets are more costly. Moreover, the Sprint PCS network does not allow for calls to be transferred without interruption between the Sprint PCS network and another wireless network. This means that a customer must end a call in progress and initiate a new call when entering an area not served by the Sprint PCS network. The quality of the service provided by another network may not be equal to that of the Sprint PCS network, and our customers may not be able to use some of the advanced features of its network. This could result in customer dissatisfaction and loss of customers.

     Sprint PCS has entered into agreements similar to ours with companies in other markets under its nationwide PCS build-out strategy. Our results of operations are dependent on Sprint PCS's national network and, to a lesser extent, on the networks of Sprint PCS's other network partners. Sprint PCS's network may not provide nationwide coverage to the same extent as its competitors, which could adversely affect our ability to attract and retain customers.

     If Sprint PCS does not succeed, or if we do not maintain a good relationship with Sprint PCS, our PCS business may not succeed. If Sprint PCS has a significant disruption to its system, fails to develop its system, or suffers a weakening of its brand name, our operations and profitability would likely be impaired. We use our relationships with Sprint PCS to obtain, at favorable prices, the equipment for the construction and operation of our network. Any disruption in our relationship with Sprint PCS could make it much more difficult to obtain this equipment.

     Certain provisions of the Sprint PCS agreements may diminish the value of our common stock and restrict the sale of our business. Under some circumstances and without stockholder approval, Sprint PCS may purchase our operating assets at a discount. In addition, Sprint PCS must approve any change of control of the ownership of us and must consent to any assignment of our Sprint PCS agreements. Sprint PCS also has a right of first refusal if we decide to sell our operating assets to a third party. We also are subject to a number of restrictions on the transfer of our business, including a prohibition on the sale of us or our operating assets to competitors of Sprint or Sprint PCS. These restrictions and other restrictions contained in the Sprint PCS agreements could adversely affect the value of our common stock, may limit our ability to sell our business, may reduce the value a buyer would be willing to pay for our business and may reduce our entire business value.

     We may have difficulty in obtaining an adequate supply of certain handsets from Sprint PCS, which could adversely affect our results of operations. We depend on our and their relationships with Sprint PCS to obtain handsets. Sprint PCS orders handsets from various manufacturers. We could have difficulty obtaining specific types of handsets in a timely manner if Sprint PCS does not adequately project the need for handsets for itself, its Sprint PCS network partners and its other third party distribution channels, particularly in transition to new technologies; we do not adequately project our or its need for handsets; Sprint PCS modifies its handset logistics and delivery plan in a manner that restricts or delays our access to handsets; or there is an adverse development in the relationship between Sprint PCS and its suppliers or vendors.

     The occurrence of any of the foregoing could disrupt our customer service and/or result in a decrease in our subscribers, which could adversely affect our results of operations.

     Non-renewal or revocation by the FCC of our licenses or the Sprint PCS licenses we use would significantly harm our business. PCS licenses are subject to renewal and revocation by the FCC. Our and Sprint PCS's licenses in our territories will begin to expire in 2005 but may be renewed for additional ten year terms. There may be opposition to renewal of these licenses upon their expiration, and the licenses may not be renewed. The FCC has adopted specific standards to apply to PCS license renewals. Any failure by Sprint PCS or us to comply with these standards could cause revocation or forfeiture of the licenses for our territories. If we or Sprint PCS lose any of our licenses in our territory, we would be severely restricted in the ability to conduct our business.

     If Sprint PCS does not maintain control over its licensed spectrum, the Sprint PCS agreements may be terminated, which would result in our inability to provide PCS service. The FCC requires that license holders like Sprint PCS and us maintain control of their licensed spectrum and not delegate control to third-party operators or managers. Although the Sprint PCS agreements with us reflect an arrangement that the parties believe meets the FCC requirements for licensee control of licensed spectrum, we cannot assure you that the FCC will agree. If the FCC were to determine that the Sprint PCS agreements need to be modified to increase the level of licensee control, we have agreed with Sprint PCS to use best efforts to modify the Sprint PCS agreements to comply with applicable law. If we cannot agree with Sprint PCS to modify the Sprint PCS agreements, they may be terminated. If the Sprint PCS agreements are terminated, we would no longer be a part of the Sprint PCS network and would be severely restricted in our ability to conduct business.

     Significant competition in the wireless communications services industry may result in our competitors offering new or better products and services or lower prices, which could prevent us from operating profitably or reduce our profitability. Competition in the wireless communications industry is intense. We anticipate that competition will cause the market prices for two-way wireless products and services to decline in the future. Our ability to compete will depend, in part, on our ability to anticipate and respond to various competitive factors affecting the telecommunications industry.

     Our dependence on Sprint PCS to develop competitive products and services and the requirement that we obtain Sprint PCS's consent to sell non-Sprint PCS approved equipment may limit our ability to keep pace with competitors on the introduction of new products, services and equipment. Some of these competitors are larger than us individually or combined, may have entered the wireless communications services market before we did, possess greater resources and more extensive coverage areas, may offer lower rates, and may market other services, such as landline telephone service, cable television and internet access, with their wireless communications services. In addition, we may be at a competitive disadvantage since we may be more highly leveraged than some of our competitors.

     Furthermore, there has been a recent trend in the wireless communications industry towards consolidation of wireless service providers through joint ventures, reorganizations and acquisitions. We expect this consolidation to lead to larger competitors over time. We may be unable to compete successfully with larger companies that have substantially greater resources or that offer more services than we do.

     Alternative technologies and current uncertainties in the wireless market may reduce demand for PCS. PCS providers in the United States use one of three technological standards. Even though the three standards share basic characteristics, they are not compatible or interchangeable with each other. We and Sprint PCS use the standard known as CDMA. If another standard becomes preferred in the industry, we may be at a competitive disadvantage. If Sprint PCS changes its standard, we will need to change ours as well, which will be costly and time consuming. If we cannot change the standard, we and they may not be able to compete with other systems.

     The wireless communications industry is experiencing significant technological change, as evidenced by the increasing pace of digital upgrades in existing analog wireless systems, evolving industry standards, ongoing improvements in the capacity and quality of digital technology, shorter development cycles for new products and enhancements and changes in end-user requirements and preferences. Technological advances and industry changes could cause the technology used on our network to become obsolete. Sprint PCS may not be able to respond to such changes and implement new technology on a timely basis, or at an acceptable cost.

     If Sprint PCS is unable to keep pace with these technological changes or changes in the wireless communications market based on the effects of consolidation from the Telecommunications Act of 1996 or from the uncertainty of future government regulation, the technology used on our network or our business strategy may become obsolete. In addition, wireless carriers are seeking to implement an upgrade to one times radio transmission technology, or 1XRTT, as well as third generation, or 3G, technology throughout the industry. The 3G technology promises high-speed, always-on internet connectivity and high-quality video and audio. We cannot assure you that we, can implement 1XRTT or 3G technology successfully or on a cost-effective basis.

     Regulation by government and taxing agencies may increase our costs of providing service or require us to change our or its services, either of which could impair our financial performance. The operations of Sprint PCS and us are subject to varying degrees of regulation by the FCC, the Federal Trade Commission, the Federal Aviation Administration, the Environmental Protection Agency, the Occupational Safety and Health Administration and state and local regulatory agencies and legislative bodies. Adverse decisions or regulation of these regulatory bodies could negatively impact operations and costs of doing business. For example, changes in tax laws or the interpretation of existing tax laws by state and local authorities could subject us to increased income, sales, gross receipts or other tax costs or require us to alter the structure of our or their current relationship with Sprint PCS.

     The FCC may decline to renew licenses when they expire or revoke any of our or Sprint PCS's PCS licenses at any time for cause. Cause could be a failure to comply with terms of the licenses or applicable FCC rules. We may also need to acquire additional licenses, which may require approval of regulatory authorities, which may not grant approval in a timely manner, if at all. The loss of any of our FCC licenses, or any of Sprint PCS's FCC licenses in our service area, would impair our business and operating results. The FCC regulates our relationship with Sprint PCS under our Sprint PCS agreements.

     All PCS licenses, including our own licenses and Sprint PCS's licenses, are subject to the FCC's build-out regulations. These regulations require license holders to offer specified levels of service to the population in their service areas within set time periods. Even though we have developed a build-out plan that meets these requirements, we may be unable to meet our or their build-out schedule. If we or Sprint PCS do not meet these requirements, the FCC could take back the portions of the service area that are not being served, impose fines, or even revoke the related licenses.

     The FCC imposes limitations on the foreign ownership of license holders. If foreign ownership is too great, the FCC may revoke our PCS licenses or require an ownership restructuring. The FCC may license additional spectrum for new carriers, which would increase the competition we face. The FCC imposes additional requirements on holders of PCS licenses reserved for small businesses. These licenses are called C-block and F-block licenses. We hold F-block licenses and must meet special requirements to hold them. If we do not meet these requirements, the FCC could fine us, revoke our licenses or require us to restructure our ownership.

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

     Our PCS business may suffer because subscribers frequently disconnect their service in the PCS industry. The PCS industry has experienced a high rate of subscribers who disconnect their service. This rate, referred to as churn, of PCS subscribers may be the result of limited network coverage, unreliable performance of calls, costs, customer care or other competitive factors. We plan to keep our PCS subscriber churn down by expanding network coverage, improving network reliability, marketing affordable plans and enhancing customer care. We cannot assure you that these strategies will be successful. A high rate of PCS subscriber churn could harm our competitive position and the results of operations of our PCS services, especially since we subsidize some of the costs of initial purchases of handsets by customers.

     Use of hand-held phones may pose health risks, which could result in the reduced use of wireless services or liability for personal injury claims. Media reports have suggested that certain radio frequency emissions from wireless handsets may be linked to various health problems, including cancer, and may interfere with various electronic medical devices, including hearing aids and pacemakers. Concerns over radio frequency emissions may discourage use of wireless handsets or expose us to potential litigation. Any resulting decrease in demand for wireless services, or costs of litigation and damage awards, could impair our ability to achieve and sustain profitability.

     We may be subject to potential litigation relating to the use of wireless phones while driving. In addition, several state and local governments are considering, or have recently adopted, legislation that restricts the use of wireless handsets while driving. Some studies have indicated that some aspects of using wireless phones while driving may impair drivers' attention in certain circumstances, making accidents more likely. These concerns could lead to potential litigation relating to accidents, deaths or serious bodily injuries, or to new restrictions or regulations on wireless phone use, any of which also could have material adverse effects on our results of operations.

     A number of U.S. state and local governments are considering or have recently enacted legislation that would restrict or prohibit the use of a wireless handset while driving a vehicle or, alternatively, require the use of a hands-free telephone. The State of New York has recently enacted legislation that bans the use of handheld wireless handsets while driving a vehicle except in the case of emergencies. Legislation of this sort, if continued to be enacted, would require wireless service providers to provide hands-free enhanced services such as voice activated dialing and hands-free speaker phones and headsets so that they can keep generating revenue from their subscribers, who make many of their calls while on the road. If we are unable to provide hands-free services and products to our subscribers in a timely and adequate fashion, the volume of wireless phone usage would likely decrease, and our ability to generate revenues would suffer.

     Our board of directors is implementing additional anti-takeover provisions that will make it difficult for anyone to acquire us without approval of our board of directors. Our board of directors is implementing additional anti-takeover provisions which may permit our board of directors to choose not to entertain offers to purchase us, even offers that are at a substantial premium to the market price of our stock. Our stockholders may therefore be deprived of opportunities to profit from a sale of control.

ITEM 2. Properties

     We own an 11-story, 115,300 square foot office building in downtown Lake Charles that is used as our corporate headquarters.

     We lease space for our switches in Lake Charles and Shreveport, Louisiana, Jackson, Mississippi and Montgomery, Alabama. We lease space also for our inventory warehouse and customer care center in Lake Charles, Louisiana. We own two store sites, and we lease all of our other retail outlets and kiosk floor space in Louisiana, Texas, Alabama, Arkansas, Florida and Mississippi. At December 31, 2001, we owned 85 and leased space for 827 PCS, cellular, paging and microwave towers.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

     None

ITEM 4A. Executive Officers of the Registrant

     The following table presents information with respect to our executive officers:

 Name                               Age Position
 ----                               --- --------
 William L. Henning, Jr...........   48 Chairman of the Board of Directors
 Robert W. Piper..................   43 President, Chief Executive Officer
 Jerry E. Vaughn..................   56 Chief Financial Officer
 Thomas G. Henning................   42 Secretary and General Counsel
                                        Vice President and Chief Operating
 Michael D. Bennett...............   37    Officer
                                        Vice President and Chief Technical
 Paul Clifton.....................   47    Officer

     William L. Henning, Jr. is Chairman of our Board of Directors and has been a director of US Unwired or our predecessor company since 1998. He has been the Chief Executive Officer and Chairman of Xspedius Holding Corp. or its predecessor company since 1998. From 1988 to 2000, he was our Chief Executive Officer.

     Robert W. Piper has been our President since 1995 and was named Chief Executive Officer in 2000. He served as our Chief Operating Officer from 1995 to 2000.

     Jerry E. Vaughn has served as our Chief Financial Officer since June 1999. He has over 20 years of diversified financial management experience and focused the last 11 of these years in the telecommunications industry. From 1994 until he joined us, Mr. Vaughn was President of NTFC Capital Corporation, a subsidiary of GE Capital. Before that, he was Treasurer of Northern Telecom Finance Corporation and Vice President of Mellon Bank Corporation.

     Thomas G. Henning has been General Counsel and Secretary since 1994.

     Michael D. Bennett has served as Vice President and Chief Operating Officer since August 2001. He was Vice President and General Manager of Wireless Operations since joining us in January 2000. He has 16 years of telecommunications experience and during the balance of the last five years held various positions with PrimeCo, a telecommunication company, including area director and sales and marketing director in Jacksonville, Florida, and director of strategy and planning in Dallas, Texas. He has also worked in various management positions with two other telecommunication companies, U.S. Intelco Networks in Olympia, Washington and CenturyTel, Inc. in Monroe, Louisiana.

     Paul J. Clifton has served as our Vice President and Chief Technical Officer since November 2001. He was Vice President of Research and Development since 1998. From 1994 to 1998, he was our Vice President for Engineering and Technical Services. From 1988 to 1994, he served us in various capacities such as manager of network systems and traffic manager. He was first hired by Cameron Telephone Company in 1977 and began to work for us in 1988. In those capacities between 1980 and 1994, he was responsible for design and implementation of projects associated with the operation of our cellular, paging, voicemail, central office, personal computer, cable television and long distance operations.

                                    PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

     Our Class A common stock has been traded on the NASDAQ National Market under the symbol UNWR since May 23, 2000. Prior to that date, there was no public market for our common stock. The following table sets forth, the periods indicated, the range of high and low sales prices for our Class A common stock as reported on the NASDAQ National Market:

                                                                   Price Range
                                                                    of Common
                                                                      Stock
                                                                  -------------
                                                                   High   Low
                                                                  ------ ------
    Fiscal Year Ended December 31, 2001
      Fourth Quarter............................................. $13.49 $ 9.72
      Third Quarter.............................................. $12.20 $ 8.99
      Second Quarter ............................................ $10.75 $ 6.00
      First Quarter.............................................. $10.38 $ 4.50
    Fiscal Year Ended December 31, 2000
      Fourth Quarter............................................. $10.63 $ 4.00
      Third Quarter.............................................. $17.94 $ 9.00
      Second Quarter (From May 23, 2000)......................... $16.00 $10.13

     On February 26, 2002, there were 177 holders of record of our class A common stock.

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

Recent Sales of Unregistered Securities and Use of Proceeds from Sales of Registered Securities

     On February 28, 2001, the Company purchased from Cameron Communications Corporation its 6.14% minority interest in LA Unwired in exchange for 4,634,842 shares of our Class A common stock. In February 2001, the Company purchased the minority interests in Texas Unwired for 310,664 shares of our Class A common stock. The exemption claimed for these issuances is Section 4 (2) of the Securities Act of 1933.

ITEM 6. Selected Financial Data

     The following selected financial data are derived from the consolidated financial statements of US Unwired Inc. and subsidiaries. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

                                            As of December 31,
                                ----------------------------------------------
                                  2001      2000      1999     1998     1997
                                --------  --------  --------  ------- --------
                                 (In thousands except for per share data)
Statement of Operation Data:
  Revenues .................... $259,174  $113,051  $ 58,632  $71,711 $ 74,668
  Cost of services and
     merchandise sold..........  147,453    69,419    31,591   29,363   29,054
  Other operating expenses ....  185,010   121,527    52,299   37,873   36,053
                                --------  --------  --------  ------- --------
  Operating income (loss)...... $(73,289) $(77,895) $(25,258) $ 4,475 $  9,561
                                ========  ========  ========  ======= ========
  Income (loss) from continuing
     operations................ $(97,611) $(77,555) $(17,634) $28,796 $ (1,509)
                                ========  ========  ========  ======= ========
  Income (loss) form continuing
     operations per diluted
     common share ............. $  (1.17) $  (1.08) $  (0.29) $  0.48 $  (0.03)
                                ========  ========  ========  ======= ========
                                            As of December 31,
                                ----------------------------------------------
                                  2001      2000      1999     1998     1997
                                --------  --------  --------  ------- --------
                                              (In thousands)
Balance Sheet Data:
  Cash and cash equivalents ... $100,589  $ 15,136  $ 14,695  $32,475 $  4,955
  Marketable securities .......       --   165,438   141,453       --       --
  Property and equipment, net..  255,761   212,382   106,067   22,565   38,891
  Total assets ................  474,534   456,980   318,970   87,629  142,133
  Long-term debt and redeemable
     preferred stock...........  339,368   305,533   266,080   29,067  100,066
  Stockholders' equity ........   39,638   100,054    28,585   51,479   23,929

ITEM 7. Management's Discussion and Analysis of Financial Condition And Results of Operations

     The following discussion should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this Report. The discussion contains forward-looking statements that involve risks and uncertainties. For a detailed discussion on this topic, refer to our opening comments at the beginning of this Form 10-K.

Critical Accounting Policies and Estimates

     Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, activation fee revenues and related expense, revenue recognition of credit challenged customers, contract cancellation fees, inventory reserves, intangible assets and contingencies. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may vary from these estimates under different assumptions or conditions.

     We believe the following critical accounting policies affect our significant judgments and estimates used in the preparation of our consolidated financial statements. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of customers to make payments. If the financial condition of our customers deteriorate, resulting from the customers' inability to make payments, additional allowances will be required. We provide additional allowances for economically challenged customers that have been granted limited credit and recognize the revenue only after the customer has made an initial payment. If these credit challenged customers fail to make payments after making an initial payment, additional allowances may be required. We recognize only a portion of contract cancellation fees billed to customers that disconnect service prior to fulfilling the contractual length of service as there is no assurance that all contract cancellation fees that are billed will be collected. If the collections on contract cancellation fees be less than that recognized, additional allowances may be required. We defer revenues collected for activation fees over the estimated life of the subscriber. We also defer an activation expense in an amount equal to activation fee revenue and defer this expense in an amount equal to the activation fee revenue over the life of the subscriber. If the estimated life of the subscriber increases or decreases, the amounts of deferred revenue and deferred expense will be adjusted over the revised estimated life of the subscribers. We write down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be necessary. We accrue commissions and other costs related to national retailers based upon their sales to new subscribers. The national retailers receive both commission and, because the handset is typically sold below cost, a reimbursement for the difference between the sales price and the cost. Depending on the level of sales and other factors, our estimates of the amounts accrued for commissions and other costs owed to such retailers may require modification of our previous estimates. We rely on Sprint PCS for much of our billing information and based upon the timing of that information, make certain assumptions that the information is accurate and that it is consistent with historical trends. While we believe our basis for making such assumptions reasonable, actual results may vary from these estimates.

Overview

     Through our subsidiaries, Louisiana Unwired, LLC and Texas Unwired, a Louisiana general partnership, we provide wireless personal communication services, commonly referred to as PCS, in eastern Texas, southern Oklahoma, southern Arkansas, significant portions of Louisiana, Alabama and Mississippi, the Florida panhandle and southern Tennessee. We are a network partner of Sprint PCS, the personal communications services group of Sprint Corporation. Sprint PCS, directly and through affiliates like us, provides wireless services in more than 4,000 cities and communities across the country. We have the exclusive right to provide digital PCS services under the Sprint(R) and Sprint PCS(R) brand names in a service area comprising approximately 9.9 million residents. Our service area is among the largest in population and subscribers of the Sprint PCS network partners and is contiguous with Sprint PCS's launched markets of Houston, Dallas, Little Rock, New Orleans, Birmingham, Tallahassee and Memphis.

     We currently provide Sprint PCS service to all 41 of the geographical areas, known as basic trading areas, BTAs or markets, in our service area. We have completed the initial network build-out plan for our 41 markets and have met the Sprint PCS management agreement requirement of providing network coverage to 65% of the resident population in our service area. We are continuing to expand our service by upgrading network equipment and adding cell sites in certain markets that we believe will help us provide better service. Since December 31, 2000 we have increased our network coverage by over 800,000 residents, and our network covered approximately 6.8 million residents out of approximately 9.9 million total residents, or 68.5% of the total residents, in our 41 markets as of December 31, 2001. The number of residents in our service area does not represent the number of Sprint PCS subscribers that we expect to have in our service area.

     We have added 151,000 PCS subscribers since December 31, 2000 and as of December 31, 2001 had approximately 277,000 PCS subscribers within our launched 41 PCS markets.

     In addition, we provide cellular and paging services in parts of Louisiana through our wholly owned subsidiary, Unwired Telecom Corp. As of December 31, 2001, we had approximately 34,200 cellular and 13,400 paging subscribers.

     We have experienced significant competition in our cellular markets from digital technologies that has resulted in an erosion of our cellular and paging customer base. In an effort to revitalize this part of our operation, we elected to enhance our cellular network to include TDMA digital technology. TDMA is one of three digital technologies in the United States and each uses a different digital language to send calls. Several providers, such as AT&T Wireless, Dobson Communications, CenturyTel and Triton PCS, have chosen TDMA. In August 2001, we completed the upgrade of our cellular network to include TDMA digital and expanded service to our cellular subscribers to now include voice mail notification, caller identification and text messaging. We anticipate this upgrade will make us more competitive and provide increased service and roaming capacity.

     In October 2000, we amended our management agreements with Sprint PCS. Effective June 2001, Sprint PCS began providing billing and customer care services for new PCS subscribers added in certain markets where we had previously provided these services. We migrated a substantial portion of our customer base to Sprint PCS's billing and customer care platform in August 2001 and completed this process in January 2002. We plan to continue to perform network capacity monitoring and planning beyond that date. As a part of the amendment, Sprint PCS has also agreed to not change the reciprocal Sprint roaming rate of $0.20 per minute through December 2002 for Sprint PCS subscribers.

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

Results of Operations

 2001 compared to 2000

 Revenues

                                                                  Years Ended
                                                                 December 31,
                                                               -----------------
                                                                 2001     2000
                                                               -------- --------
                                                                (In thousands)
    Subscriber revenues....................................... $146,022 $ 68,345
    Roaming revenues..........................................   91,829   28,079
    Merchandise revenues .....................................   16,243   11,517
    Other revenues ...........................................    5,080    5,110
                                                               -------- --------
      Total revenues ......................................... $259,174 $113,051
                                                               ======== ========

     Total subscriber revenues were $146.0 million for 2001 as compared to $68.3 million for 2000, representing an increase of $77.7 million. PCS subscriber revenues were $128.9 million for 2001 as compared to $45.1 million for 2000, representing an increase of $83.8 million and was primarily the result of an increase in PCS subscribers to 277,000 at December 31, 2001 from 126,000 at December 31, 2000. Cellular and paging subscriber revenues were $17.1 million for 2001 as compared to $23.2 million for 2000, representing a $6.1 million decrease and was primarily the result of a decrease to 47,600 cellular and paging subscribers at December 31, 2001 from 69,000 cellular and paging subscribers at December 31, 2000.

     Roaming revenues were $91.8 million for 2001 as compared to $28.1 million for 2000, representing an increase of $63.7 million. PCS roaming revenues were $80.7 million for 2001 as compared to $20.1 million for 2000, representing an increase of $60.6 million and was primarily the result of a higher volume of Sprint PCS subscribers traveling through our markets and the expansion of our network coverage. All of our 41 markets were commercially operational by mid-2001 as compared to 2000 where we were in the process of building out 36 of our markets. We are continuing to expand our service by upgrading network equipment and adding cell sites in certain markets that we believe will help us provide better service. Cellular roaming revenues were $11.1 million for 2001 as compared to $8.0 million for 2000, representing an increase of $3.1 million and was primarily the result of higher usage in our service area. We believe that this is partially due to upgrading our cellular network to a TDMA technology.

     Merchandise sales were $16.2 million for 2001 as compared to $11.5 million for 2000, representing an increase of $4.7 million. PCS merchandise sales were $15.7 million for 2001 as compared to $10.5 million for 2000, representing an increase of $5.2 million and were due primarily to an increase in sales to new PCS subscribers that increased to 277,000 at December 31, 2001 from 126,000 at December 31, 2000. Cellular and paging merchandise sales were $.5 million for 2001 as compared to $1.0 million for 2000, representing a decrease of $.5 million due primarily to fewer new cellular and paging subscribers.

     Other revenues were $5.2 million for 2001 as compared to $5.1 million for 2000, representing an increase of $.1 million. PCS other revenues were $1.3 million for 2001 as compared to $.7 million for 2000, representing an increase of $.6 million and is due to an increase in access fees received from long distance carriers to use our network. Cellular and paging other revenues were unchanged at $.1 million for 2001 and 2000. Corporate management other revenues were $3.8 million for 2001 as compared to $4.3 million for 2000, representing a decrease of $.5 million and related to a decrease in management fees charged to our affiliates.

Operating Expenses

                                                                 Years Ended
                                                                December 31,
                                                              -----------------
                                                                2001     2000
                                                              -------- --------
                                                               (In thousands)
    Cost of services......................................... $116,117 $ 46,034
    Merchandise cost of sales ...............................   31,336   23,385
    General and administrative...............................   53,251   34,268
                                                              -------- --------
    Sales and marketing .....................................   71,110   38,500
                                                              -------- --------
    Non-cash stock compensation .............................    4,894    5,293
                                                              -------- --------
    Depreciation and amortization ...........................   55,755   43,466
                                                              ======== ========
      Total operating expenses .............................. $332,463 $190,946
                                                              ======== ========

     Cost of services and roaming was $116.1 million for 2001 as compared to $46.0 million for 2000, representing an increase of $70.1 million. PCS cost of services and roaming was $109.0 million for 2001 as compared to $37.6 million for 2000, representing an increase of $71.4 million, which primarily related to increased subscribers, roaming, the Sprint management fee, circuit and usage costs and cell site leases associated with the increase in coverage area and market expansion. We leased 800 PCS cell sites at December 31, 2001 as compared to 583 at December 31, 2000. Cellular and paging cost of services and roaming was $7.1 million for 2001 as compared to $8.4 million for 2000, representing a decrease of $1.3 million and was primarily related to a decrease in our cellular and paging subscriber base and renegotiated clearing house charges.

     Merchandise cost of sales was $31.3 million for 2001 as compared to $23.4 million for 2000, representing an increase of $7.9 million. PCS merchandise cost of sales was $29.5 million for 2001 as compared to $20.5 million for 2000, representing an increase of $9.0 million and was primarily due to an increase in sales to our PCS subscribers through our retail outlets and local agents. The cost of handsets typically exceeds the amount received from our subscribers because we subsidize the price of handsets to remain competitive in the marketplace. Cellular and paging merchandise cost of sales was $1.8 million for 2001 as compared to $2.9 million for 2000, representing a decrease of $1.1 million, which was primarily related to a decrease in initial sales to new subscribers. We also subsidize the price of cellular handsets to remain competitive in the marketplace.

     General and administrative expenses were $53.3 million for 2001 as compared to $34.3 million for 2000, representing an increase of $19.0 million. PCS general and administrative expenses were $42.9 million for 2001 as compared to $18.8 million for 2000, representing an increase of $24.1 million and is primarily related to the hiring of additional employees and increased billing and servicing costs as the number of PCS subscribers increased to 277,000 at December 31, 2001 from 126,000 at December 31, 2000 and overall market expansion has increased to 41 PCS markets at

December 31, 2001 from 36 PCS markets at December 31, 2000. Cellular general and administrative expenses were $6.6 million for 2001 as compared to $10.4 million for 2000, representing a decrease of $3.8 million and is primarily related to lower administrative costs associated with a decrease in our cellular and paging subscriber base. We serviced 47,600 cellular and paging subscribers at December 31, 2001 as compared to 69,000 at December 31, 2000.

     Sales and marketing expenses were $71.1 million for 2001 as compared to $38.5 million for 2000, representing an increase of $32.6 million. PCS sales and marketing expenses were $67.3 million for 2001 as compared to $33.4 million for 2000, representing an increase of $34.3 million and primarily relates to advertising, direct selling headcount and commissions paid to local and national third party retailers contracted to sell our product. PCS subscribers increased to 277,000 at December 31, 2001 from 126,000 at December 31, 2000; network coverage increased to 41 PCS markets at December 31, 2001 from 36 PCS markets at December 30, 2000; and 33 PCS retail stores were open at December 31, 2001 compared to 21 PCS retail stores at December 31, 2000. Cellular and paging sales and marketing expenses were $3.8 million for 2001 as compared to $5.5 million for 2000, representing a decrease of $1.7 million and was related to the decrease in our cellular and paging subscriber base.

     Non-cash stock compensation was $4.9 million for 2001 as compared to $5.3 million for 2000, representing a decrease of $.4 million which was primarily due to forfeitures of options granted to employees terminated prior to the vesting of their options. The non-cash stock compensation consists of compensation expense related to the granting of certain stock options for the Company's stock in July 1999 and January 2000 with the exercise prices less than the market value of the Company's stock at the date of the grant. Non-cash stock compensation expense is being amortized over a four-year period representing the vesting of the options. Non-cash compensation includes $72,900 related to technical salaries in cost of services, $476,300 related to salaries in sales and marketing and $4.3 million related to salaries in general and administrative.

     Depreciation and amortization expense was $55.8 million for 2001 as compared to $43.5 million for 2000, representing an increase of $12.3 million. PCS depreciation and amortization expense was $43.8 million for 2001 as compared to $34.2 million for 2000, representing an increase of $9.6 million. Net property and equipment for our PCS markets increased to $232.0 million at December 31, 2001 from $192.1 million at December 31, 2000. The increase in depreciation expense associated with the increase in depreciable assets was offset by a decrease in depreciation expense that was primarily due to a change in estimate of the useful lives of certain depreciable assets. Effective July 2001, we revised the useful lives of certain depreciable assets that resulted in a reduction of $9.9 million in depreciation expense for period July 1, 2001 to December 31, 2001. The estimated lives of network switch equipment was increased from five to seven years, cell site towers from five to 10 years and related cell site equipment from five to seven years. The Company revised these estimates after considering the impact of certain upgrades to its network that management believes extends the useful lives of these assets. Depreciation and amortization expense for our cellular and paging operations was $3.2 million for 2001 as compared to $4.9 million for 2000, representing a decrease of $1.7 million. $.8 million of the decrease related to the change in estimated useful lives of certain depreciable assets for the period July 1, 2001 to December 31, 2001 and the remainder was due to certain depreciable assets becoming fully depreciated.

Operating Loss

     The operating loss was $73.3 million for 2001 as compared to $77.9 million for 2000, representing a decrease of $4.6 million. The operating loss for our PCS operations was $66.1 million for 2001 as compared to $68.1 million for 2000, representing a decrease of $2.0 million and was primarily due to the increased revenues associated with our subscriber base and roaming revenue associated with the completion of our network build out and a change in estimate of the useful lives of certain depreciable assets that resulted in an $9.9 million decrease in depreciation expense for the period July 1, 2001 to December 31, 2001. The operating income for our cellular operations was $6.0 million for 2001 as compared to an operating loss of $.2 for 2000, representing an increase of $6.2 million and is related to a $.8 million reduction in depreciation expense due to an increase in the estimated useful lives of certain depreciable assets, reduced expenses associated with our lower cellular and paging subscriber base such as a $1.1 million decrease in merchandise cost of sales and a $1.3 million decrease in cost of services and finally, a $2.0 million sales and use tax assessment in 2000. The remainder was associated with non-cash compensation and depreciation expense associated with our corporate office.

Other Income/(Expense)

                                                               Years Ended
                                                              December 31,
                                                            ------------------
                                                              2001      2000
                                                            --------  --------
                                                             (In thousands)
    Interest expense....................................... $(39,353) $(33,392)
    Interest income........................................    6,609    10,324
    Gain on the sale of assets/markets.....................    9,314    16,401
                                                            --------  --------
      Total other expense.................................. $(23,430) $ (6,667)
                                                            ========  ========

     Interest expense was $39.4 million for 2001 as compared to $33.4 million for 2000, representing an increase of $6.0 million. The increase in interest expense resulted from the increase in outstanding debt. Our outstanding debt, including current maturities, was $339.4 million at December 31, 2001 as compared to $305.5 million at December 31, 2000. The increase in debt primarily resulted from the accretion of the discount on our senior subordinated discount note.

     Interest income was $6.6 million for 2001 as compared to $10.3 million for 2000, representing a decrease of $3.7 million. The decrease resulted from investing available funds in marketable securities until the funds are required to fund our market build out.

     Gain on sale of assets was $9.3 million for 2001 as compared to $16.4 million in 2000, representing a decrease of $7.1 million. In 2001, we recognized a gain of approximately $8.9 million from the sale and leaseback of 173 towers and a gain of $.4 million on the sale of other assets. In 2000, we recognized a gain of approximately $11.6 million from the sale and leaseback of 127 towers, $2.0 million from the sale of a portion of the Company's ownership interest in a PCS operator and a gain of approximately $2.8 million due to the reduction of the Company's guarantee of that operator's debt.

Minority Interest in Subsidiaries

     Minority interest in losses of subsidiaries was $0 for 2001 and $1.3 million in 2000. The decrease in losses allocated to minority shareholders was due to the face that such subsidiaries were wholly owned in 2001.

Equity in Income (Losses) of Affiliates

     Equity in losses in affiliates was $2.7 million for 2001 as compared to equity in income in affiliates of $.7 million for 2000, representing a change of $3.4 million. This change was primarily the result of additional losses related to additional contributions provided in connection with our 13.28% ownership of a PCS operator.

Results of Operations

 2000 compared to 1999

 Revenues

                                                                  Years Ended
                                                                  December 31,
                                                                ----------------
                                                                  2000    1999
                                                                -------- -------
                                                                 (In thousands)
    Subscriber revenues ....................................... $ 68,345 $39,734
    Roaming revenues...........................................   28,079  10,867
    Merchandise revenues ......................................   11,517   5,371
    Other revenues ............................................    5,110   2,660
                                                                -------- -------
      Total revenues .......................................... $113,051 $58,632
                                                                ======== =======

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

Operating Expenses

                                                                 Years Ended
                                                                 December 31,
                                                               ----------------
                                                                 2000    1999
                                                               -------- -------
                                                                (In thousands)
    Cost of services.......................................... $ 46,034 $19,593
    Merchandise cost of sales.................................   23,385  11,998
    General and administrative................................   34,268  19,277
                                                               -------- -------
    Sales and marketing.......................................   38,500  12,793
                                                               -------- -------
    Non-cash stock compensation...............................    5,293     799
                                                               -------- -------
    Depreciation and amortization.............................   43,466  19,430
                                                               ======== =======
      Total operating expenses................................ $190,946 $83,890
                                                               ======== =======

     Cost of services was $46.0 million for 2000 as compared to $19.6 million for 1999, representing an increase of $26.4 million. PCS cost of services was $37.6 million for 2000 as compared to $10.0 million for 1999, representing an increase of $27.6 million, which primarily related to increased PCS related circuit costs and PCS cell site leases associated with the increase in coverage area and market expansion in Texas, Florida, Alabama, Arkansas, Tennessee and Mississippi. We leased 583 PCS cell sites at December 31, 2000 as compared to 87 at December 31, 1999. Cellular cost of services was $8.4 million for 2000 as compared to $9.6 million for 1999, representing a decrease of $1.2 million and was primarily related to a decrease in our cellular and paging subscriber base.

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

     Sales and marketing expenses was $38.5 million for 2000 as compared to $12.8 million for 1999, representing an increase of $25.7 million. PCS selling and marketing expenses were $33.0 million for 2000 as compared to $8.2 million for 1999, representing an increase of $24.8 million and primarily relates to advertising, direct selling headcount and commissions paid to local and national third party retailers contracted to sell our product. PCS subscribers increased to 126,000 at December 31, 2000 from 33,700 at December 31, 1999; network coverage increased to 36 PCS markets at December 31, 2000 from 10 PCS markets at December 31, 1999; and 26 stores were open at December 31, 2000 compared to 13 at December 31, 1999. Cellular and paging sales and marketing expenses were $5.5 million for 2000 as compared to $4.6 million for 1999, representing an increase of $.9 million and was related to the deployment of customer care representatives to our retail outlets in an effort to help retain our cellular subscriber base.

     Non-cash stock compensation was $5.3 million for 2000 as compared to $.8 million for 1999, representing an increase of $4.5 million. In May 2000, we completed an offering for the sale to the public of 8,000,000 shares of our class A common stock at the price of $11.00 per share. The non-cash compensation expense was incurred for stock options issued below market value. This expense is being amortized over a four-year period representing the vesting of the options.

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

Operating Loss

     The operating loss was $77.9 million for 2000 as compared to $25.3 million for 1999, representing an increase of $52.6 million. The operating loss for our PCS operations was $68.1 million for 2000 as compared to $29.4 million for 1999, representing an increase of $38.7 million and was primarily due to the increased operational costs associated with building out our PCS markets. The operating loss for our cellular operations was $.2 million for 2000 as compared to operating income of $3.9 for 1999, representing a decrease of $4.1 million and is related to the decrease in subscribers. The balance of the remaining change of $9.8 million is primarily attributable to the increase in selling, general and administrative expenses that, as discussed above, are associated with subscriber growth and market expansion and include approximately $4.5 million increase in stock compensation expense related to stock options.

Other Income/(Expense)

                                                               Years Ended
                                                              December 31,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
                                                             (In thousands)
    Interest Expense......................................  $(33,392) $(11,225)
    Interest income.......................................    10,324     2,949
    Other income..........................................        --       587
    Gain on the sale of assets/markets....................    16,401       819
                                                            --------  --------
      Total other expense.................................  $ (6,667) $ (6,870)
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

     Gain on sale of certain markets was $16.4 million for 2000 as compared to $.8 million for 1999, representing an increase of $15.6 million. In 2000, we recognized a gain of approximately $11.6 million from the sale of 127 towers, $2.0 million from the sale of a portion of the Company's ownership interest a PCS operator and a gain of approximately $2.8 million due to the reduction of the Company's guarantee of that operator's debt.

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

Discontinued Operations

     Effective May 31, 2000, we sold our ownership interest in LEC Unwired, our competitive local exchange carrier segment, for approximately $11.5 million and recognized a gain of approximately $7.5 million, net of income taxes of $5.1 million.

Liquidity and Capital Resources

     On October 1, 1999, US Unwired entered into a credit facility with CoBank, ACB, The Bank of New York, BNY Capital Markets, Inc., First Union Securities, Inc., First Union National Bank and other lenders for $130 million. During 2000, we borrowed $50 million under this agreement and at December 31, 2001, we had $80 million available.

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

     We expect to spend approximately $70 million in capital expenditures in 2002 primarily increasing our coverage area by erecting additional towers in selected locations of already opened markets and upgrading some of our network switches.

     Cash used in operating activities was $22.8 million in 2001. This primarily consisted of our net loss of $97.6 million, $9.3 million in gains principally related to tower sales and a $12.9 million increase in working capital offset by $55.8 million in depreciation and amortization, $33.7 million in debt discount accretion and $4.9 in non-cash compensation. Cash provided by operations was $11.7 million for 2000 and cash used in operations was $7.4 million for 1999.

     Cash provided by investing activities was $106.5 million for 2001. This primarily consisted of $176.7 million in proceeds from the sale of marketable securities, $45.0 million in proceeds from the sale and leaseback of certain towers and other assets, and $5.8 million in proceeds from restricted cash offset by $106.4 million to purchase property and equipment and $12.5 million to purchase marketable securities. Net cash used in investing activities was $134.4 million in 2000 and $198.4 million in 1999.

     Cash flow provided by financing activities was $1.8 million in 2001 and consisted of $1.8 million in long-term debt proceeds, $1.8 million in proceeds from exercised options offset by $1.7 million in principal payments on long-term debt. Net cash provided by financing activities was $123.2 million in 2000, and $188.0 million in 1999.

     Our future contractual obligations related to long-term debt, capital lease obligations, and non-cancellable operating leases at December 31, 2001 were as follows:

                                              Payments Due by Period
                                    -------------------------------------------
                                             Less than   1-3     4-5   After 5
                                     Total    1 Year    Years   Years   Years
                                    -------- --------- ------- ------- --------
                                                  (In thousands)
    Long-term debt................. $331,677  $   270  $32,859 $21,152 $277,396
    Capital lease obligations......   10,446      792    2,376   1,584    5,694
    Operating leases...............  132,479   17,388   48,984  27,152   38,955
                                    --------  -------  ------- ------- --------
                                    $474,602  $18,450  $84,219 $49,888 $322,045
                                    ========  =======  ======= ======= ========

     At December 31, 2001, we had $80 million available under our bank credit facility. The availability under this bank credit facility will be permanently reduced by the following amounts in the future as follows (in millions):

                               Reduction by Period
       ------------------------------------------------------------------------------------------------
         Current                   Next                            1-3                             4-5
       Availability                Year                           Years                           Years
       ------------                ----                           -----                           -----
           $80                     $ 4                             $40                             $36

     In connection with the proposed acquisition of Georgia PCS, we plan to issue approximately 5.5 million shares of our common stock, repay approximately $54.8 million of Georgia PCS debt, and increase our senior credit facility by $40 million.

     At December 31, 2001, we have approximately $100.6 million of cash and cash equivalents and $80 million of available credit to fund additional expansions of our business, anticipated operating losses and our debt service requirements. We believe that these funds are sufficient to meet our foreseeable future needs.

Inflation

     We believe that inflation has not impaired, and will not impair, our results of operations.

ITEM 7A. Quantitative and Qualitative Disclosure About Market Risk

Quantitative and Qualitative Disclosure about Market Risk

     The following discussions about our market risk include forward-looking statements that involve risk and uncertainties. Actual results could differ from those contemplated in the forward-looking statements.

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

     At December 31, 2001 and 2000, we had short-term investments totaling approximately $94.9 million and $165 million, respectively. A 1% decrease in interest rates related to these short-term investments would have resulted in a decrease in interest income of approximately $.9 million in 2001 and $1.6 million in 2000.

     At December 31, 2001, our outstanding long-term debt consisted of $400 million in senior subordinated discount notes and a $50 million draw against our $130 million senior credit facility. Interest on the Notes is fixed at 13 3/8% but does not begin to accrue until November 11, 2004. At December 31, 2001 and 2000, the market value of the notes was estimated to be $280.0 million and $182.0 million, respectively.

     Borrowings under the senior credit facility totaled $50 million at December 31, 2001. These borrowings bear interest at a variable rate. A 1% increase in interest rates in 2001 would have resulted in a $500,000 increase in interest expense for the year ended December 31, 2001. A 1% increase in interest rates in 2000 would not have resulted in a material increase in interest expense for the year ended December 31, 2000, as the borrowing was only outstanding for a portion of 2000.

ITEM 8. Financial Statements

     Our financial statements are listed under Item 14(a) of this annual report and are filed as part of this report on the pages indicated.

ITEM 9. Changes In And Disagreements With Accountants on Accounting And Financial Disclosure

     None.

                                   PART III

ITEM 10. Directors And Executive Officers Of The Registrant

     The sections under the headings Election of Directors in the proxy statement for the annual meeting of stockholders currently scheduled to be held April 23, 2002 are incorporated herein by reference. See Item 4A. Executive Officers of the Registrant for information regarding our executive officers.

Item 11. Executive Compensation

     The section Executive Compensation of the proxy statement is incorporated herein by reference.

Item 12. Security Ownership Of Certain Beneficial Owners And Management

     The section Stock Ownership of Directors and Officers and Stock Ownership of Certain Beneficial Owners of the proxy statement is incorporated herein by reference.

Item 13. Certain Relationships And Related Transactions

     The section Certain Transactions of the proxy statement is incorporated herein by reference.

                                    PART IV

Item 14. Exhibits, Financial Statements, Schedules, And Reports on Form 8-K

a. Financial Statements

     Listed in the Index to Consolidated Financial Statements provided in response to Item 8 hereof (see page F-1 for Index).

b. Financial Statement schedule

     Listed in the Index to Financial Statements provide in response to item 8 hereof (see page F-1 for Index).

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

c. Reports on Form 8-K

     On December 20, 2001, the Company filed a Report of Unscheduled Material Event on Form 8-K pursuant to which the Company announced that it entered into a definitive agreement under which the Company would acquire all of the outstanding shares of IWO Holdings, Inc.

d. Exhibits

                                                                   Sequentially
 Exhibit                                                             Numbered
  Number                  Description of Exhibit                      Pages
 -------                  ----------------------                   ------------
  3.1++++ First Restated Articles of Incorporation of US Unwired
          Inc.

  3.2*    By-laws of US Unwired Inc.

  3.3+    Certificate of Amendment to By-Laws of US Unwired Inc.

  4.1*    Indenture dated as of October 29, 1999 among US
          Unwired Inc., the Guarantors (as defined therein) and State Street Bank and Trust Company.

  4.2*    Pledge and Security Agreement dated as of October 29,
          1999 by and between Louisiana Unwired LLC and State
          Street Bank and Trust Company.

  4.3* Intercreditor Agreement dated as of October 29, 1999 between CoBank, ACB and State Street Bank and Trust
          Company.

 10.1* Shareholders Agreement dated as of September 24, 1999 among US Unwired Inc. and the shareholders of US
          Unwired Inc. who are signatories thereto.

 10.2++++ Amended and Restated US Unwired Inc. 1999 Equity
          Incentive Plan.

 10.3++++ Employment contract between US Unwired Inc. and
          William L. Henning, Jr.

 10.4++++ Employment contract between US Unwired Inc. and Robert
          W. Piper

 10.5++++ Employment contract between US Unwired Inc. and Thomas
          G. Henning

 10.6++++ Employment contract between US Unwired Inc. and Jerry
          E. Vaughn

 10.7*    Registration Rights Agreement dated as of October 29,
          1999 between US Unwired
          Inc. and The 1818 Fund, LP.

                                                                   Sequentially
 Exhibit                                                             Numbered
  Number                  Description of Exhibit                      Pages
 -------                  ----------------------                   ------------
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

 10.10**  First Amendment to Shareholders Agreement dated as of
          February 15, 2000 by and among US Unwired Inc., The
          1818 Fund III, L.P., TCW Leveraged Income Trust, L.P.,
          TCW Leveraged Income Trust II, L.P., TCW Shared
          Opportunity Fund II, L.P., TCW Shared Opportunity Fund
          IIB, LLC, TCW Shared Opportunity Fund III,
          L.P.,TCW/Crescent Mezzanine Trust II, TCW/Crescent
          Mezzanine Partners II, L.P. andBrown University Third
          Century Fund.

 10.11+ Form of Second Amendment to Shareholders Agreement among US Unwired Inc.,The 1818 Fund III, L.P., TCW
          Leveraged Income Trust, L.P., TCW Leveraged Income
          Trust II, L.P., TCW Shared Opportunity Fund II, L.P.,
          TCW Shared Opportunity Fund IIB, LLC, TCW Shared
          Opportunity Fund III, L.P., TCW/Crescent Mezzanine
          Trust II, TCW/Crescent Mezzanine Partners II, L.P. and
          Brown University Third Century Fund, and the shareholders of US Unwired Inc. named therein.

 10.12*** Sprint PCS Management Agreement dated February 8, 1999 among Wirelessco, L.P., Sprint Spectrum L.P.,
          SprintCom, Inc. and Louisiana Unwired LLC, including
          Sprint Trademark and Service Mark License Agreement and Sprint Spectrum Trademark and Service Mark License
          Agreement.

 10.13+++ Addendum III to Sprint PCS Management Agreement dated
          February 8, 1999 among Wirelessco, L.P., Sprint
          Spectrum L.P., SprintCom, Inc. and Louisiana Unwired

 10.14*** Sprint PCS Management Agreement dated June 8, 1999 among Wirelessco, L.P., Sprint Spectrum L.P.,
          SprintCom, Inc. and Louisiana Unwired LLC, including
          Sprint Trademark and Service Mark License Agreement and Sprint Spectrum Trademark and Service Mark License
          Agreement.

 10.15+++ Addendum V to Sprint PCS Management Agreement dated
          June 8, 1999 among Wirelessco, L.P., Sprint Spectrum
          L.P., SprintCom, Inc. and Louisiana Unwired.

 10.16*** Sprint PCS Management Agreement dated as of January 7,
          2000 among Wirelessco,L.P., Sprint Spectrum L.P.,
          SprintCom, Inc. and Texas Unwired, including Sprint
          Trademark and Service Mark License Agreement and
          Sprint Spectrum Trademark and Service Mark License
          Agreement.

 10.17+++ Addendum II to Sprint PCS Management Agreement dated
          January 7, 2000 among Wirelessco, L.P., Sprint
          Spectrum L.P., SprintCom, Inc. and Texas Unwired, L.P.

 10.18*** Consent and Agreement dated as of June 23, 1999 between Sprint Spectrum L.P.,SprintCom, Inc., Sprint
          Communications Company, L.P., Wirelessco, L.P. and
          CoBank, ACB.

                                                                   Sequentially
  Exhibit                                                            Numbered
  Number                   Description of Exhibit                     Pages
  -------                  ----------------------                  ------------
 10.19***  Consent and Agreement dated as of October 26, 1999 between Sprint Spectrum L.P.,SprintCom, Inc., Sprint
           Communications Company, L.P., Wirelessco, L.P. and
           CoBank, ACB.

 10.20**   Headquarters Building Lease between Calcasieu Marine
           National Bank of Lake Charles and Mercury, Inc., as amended.

 10.21** Management and Construction Agreement dated as of January 1, 1999 by and Between US Unwired Inc. and
           Louisiana Unwired LLC.

 10.22** Authorized Dealer Agreement dated as of May 13, 1998 by and between US Unwired Inc. and Louisiana Unwired,
           LLC.

 10.23**   Agreement dated as of May 13, 1998 by and between US
           Unwired Inc. and Louisiana Unwired LLC for Louisiana
           Unwired LLC to do business with US Unwired Inc.

 10.24** Billing Agreement dated as of May 13, 1998 by and between Unibill Inc. and Louisiana Unwired LLC.

 10.25** Long Distance Agreement dated as of June 10, 1998 by and between Cameron Communications Corporation and US
           Unwired Inc.

 10.26* Credit Agreement dated as of October 1, 1999 by and among US Unwired Inc., as Borrower, and CoBank, ACB, as Administrative Agent and a Lender, First Union
           Capital Markets Corp., as Syndication Agent and a Co-
           Arranger, The Bank of New York, as Documentation
           Agent and a Lender, BNY Capital Markets, Inc., as a
           Co- Arranger, First Union National Bank, as a Lender, and the other Lenders referred to therein.

 10.27*** Loan Agreement dated as of January 1, 2000 by and between Texas Unwired, L.P. andLouisiana Unwired LLC.

 10.28**** Letter Agreement dated November 19, 1999 between US
           Unwired Inc. and Meretel Communications, L.P.

 10.29** Omnibus Agreement dated as of September 7, 1999 by and among US Unwired Inc., EATELCORP, Inc., Fort Bend
           Telephone Company, XIT Leasing, Inc., Wireless
           Management Corporation, Meretel Communications
           Limited Partnership and Meretel Wireless, Inc.

 10.30***  First Amendment dated as of February 9, 2000 to the
           Omnibus Agreement made and entered into by and among Unwired Telecom Corp., EATELCORP, Inc., Fort Bend
           Telephone Company, XIT Leasing, Inc., Wireless
           Management Corporation, Meretel Communications
           Limited Partnership and Meretel Wireless, Inc.

 10.31***  Telecom Distribution Agreement dated as of January 1,
           2000 between Unwired Telecom Corp. and US Unwired
           Inc.

 10.32***  Telecom Distribution Agreement dated as of January 1,
           2000 between Unwired Inc. and Louisiana Unwired, LLC.

 10.33++   Asset Purchase Agreement by and between Louisiana
           Unwired L.L.C. and SBA Properties, Inc., dated as of
           December 18, 2000.

 10.34     Employment contract between US Unwired Inc. and
           Michael D. Bennett.

                                                                Sequentially
 Exhibit                                                          Numbered
  Number                 Description of Exhibit                    Pages
 -------                 ----------------------                 ------------
 10.35    Amendment to Employment contract between US Unwired
          Inc. and Michael D. Bennett.

 21.1++++ Subsidiaries of US Unwired Inc.

 23.1     Consent of Ernst & Young LLP.
 99       Opinion of Counsel

---------------------
* Incorporated by reference to the Registration statement on Form S-4, Registration Nos. 333-92271, 333-92271-01 and 333-92271-02, filed by US
     Unwired Inc., Louisiana Unwired, LLC and Unwired Telecom Corp. on December 7, 1999.
** Incorporated by reference to Amendment No. 2 to the Registration statement on Form S-4, Registration Nos. 333-92271, 333-92271-01 and 333-92271-02,
     filed by US Unwired Inc., Louisiana Unwired, LLC and Unwired Telecom Corp. on February 23, 2000.
*** Incorporated by reference to Amendment No. 3 to the Registration statement on Form S-4, Registration Nos. 333-92271, 333-92271-01 and 333-92271-02,
     filed by US Unwired Inc., Louisiana Unwired, LLC and Unwired Telecom Corp. on March 1, 2000.
**** Incorporated by reference to Amendment No. 4 to the Registration statement on Form S-4, Registration Nos. 333-92271, 333-92271-01 and 333-92271-02,
     filed by US Unwired Inc., Louisiana Unwired, LLC and Unwired Telecom Corp. on March 14, 2000.
+ Incorporated by reference to Amendment No. 1 to the Registration statement on Form S-1, Registration Nos. 333-33964 filed by US Unwired Inc. on May 11, 2000.
++ Incorporated by reference to Form 8-K of Louisiana Unwired LLC filed on December 29, 2000
+++  Confidential treatment requested pursuant to Rule 406 under the Securities
     Act
++++ Incorporated by reference to Form 10-K of US Unwired Inc. filed on March
     26, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 5, 2002.

                                          US Unwired Inc.

                                                   /s/ Jerry E. Vaughn
                                          By: _________________________________
                                             Name: Jerry E. Vaughn
                                             Title: Chief Financial Officer

     Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities indicated on March 5, 2002.


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

         /s/ Andrew C. Cowen                Director
______________________________________
           Andrew C. Cowen

        /s/ Charles T. Cannada              Director
______________________________________
          Charles T. Cannada

       /s/ Henry P. Hebert, Jr.             Director
______________________________________
         Henry P. Hebert, Jr.

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES

                                                                          Page
                                                                          ----
Report of independent auditors........................................... F-2
Consolidated balance sheets at December 2001 and 2000.................... F-3
For each of the three years in the period ended December 31, 2001:
  Consolidated statements of operations.................................. F-4
  Consolidated statements of stockholders' equity........................ F-5
  Consolidated statements of cash flows.................................. F-6
Notes to consolidated financial statements............................... F-7
Schedule for each of the three years in the period ended December 31,
 2001:
  II--Valuation and qualifying accounts and reserves..................... S-1

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
US Unwired Inc.

   We have audited the accompanying consolidated balance sheets of US Unwired Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of US Unwired Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ ERNST & YOUNG LLP

Houston, Texas
January 25, 2002, except for
Note 14 as to which the date
is February 8, 2002

                        US UNWIRED INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                     (In thousands, except per share data)

                                                                Year ended
                                                               December 31,
                                                            -------------------
                                                              2001       2000
                                                            ---------  --------
                          ASSETS
Current Assets:
  Cash and cash equivalents...............................  $ 100,589  $ 15,136
  Marketable securities...................................         --   165,438
  Subscriber receivables, net of allowance for doubtful
     accounts of $3,402 in 2001 and $294 in 2000..........     30,011     8,825
  Other receivables.......................................     10,042     5,195
  Inventory...............................................      7,691     4,517
  Prepaid expenses........................................      9,373     3,379
  Receivables from related parties........................        705     1,347
  Receivables from officers...............................        138       109
                                                            ---------  --------
    Total current assets..................................    158,549   203,946
Property and equipment, net...............................    255,761   212,382
Goodwill and other intangibles, net.......................     32,840     8,508
Note receivable from unconsolidated affiliate.............      1,735     1,658
Other assets..............................................     25,649    30,486
                                                            ---------  --------
    Total assets..........................................  $ 474,534  $456,980
                                                            =========  ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable........................................  $  26,602  $ 20,227
  Accrued expenses........................................     27,156    11,575
  Payable to related parties..............................         --       549
  Current maturities of long-term debt....................        693       690
                                                            ---------  --------
    Total current liabilities.............................     54,451    33,041
Long-term debt, net of current maturities.................    338,675   304,843
Deferred gain.............................................     38,216    16,531
Investments in and advanced to unconsolidated affiliates..      3,554     2,511
Stockholders' equity:
  Common stock, $0.01 par value:
    Class A: Authorized 500,000 shares; issued and
       outstanding 27,760 shares in 2001 and 12,873 in
       2000...............................................        278       129
    Class B: Authorized 300,000 shares; issued and
       outstanding 56,600 shares in 2001 and 66,136 shares
       in 2000............................................        566       661
Additional paid-in capital................................    185,127   147,870
Accumulated other comprehensive income....................         --     1,276
Retained deficit..........................................   (146,333)  (49,882)
                                                            ---------  --------
    Total stockholders' equity............................     39,638   100,054
                                                            ---------  --------
    Total liabilities and stockholders' equity............  $ 474,534  $456,980
                                                            =========  ========

                            See accompanying notes.

                        US UNWIRED INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In thousands, except per share data)

                                                    Years Ended December 31,
                                                   ----------------------------
                                                     2001      2000      1999
                                                   --------  --------  --------
Revenues:
Service revenues:
  Subscriber.....................................  $146,022  $ 68,345  $ 39,734
  Roaming........................................    91,829    28,079    10,867
  Merchandise sales..............................    16,243    11,517     5,371
  Management fees................................     3,245     3,972     2,365
  Other revenue..................................     1,835     1,138       295
                                                   --------  --------  --------
    Total revenue................................   259,174   113,051    58,632
                                                   --------  --------  --------
Operating expenses:
  Cost of services...............................   116,117    46,034    19,593
  Merchandise cost of sales......................    31,336    23,385    11,998
  General and administrative.....................    53,251    34,268    19,277
  Sales and marketing............................    71,110    38,500    12,793
  Non-cash stock compensation....................     4,894     5,293       799
  Depreciation and amortization..................    55,755    43,466    19,430
                                                   --------  --------  --------
    Total operating expenses.....................   332,463   190,946    83,890
                                                   --------  --------  --------
Operating loss...................................   (73,289)  (77,895)  (25,258)
Other (expense) income:
  Interest expense...............................   (39,353)  (33,392)  (11,225)
  Interest income................................     6,609    10,324     2,949
  Gain on tower sales............................     9,314    11,581        --
  Gain on sale of certain markets................        --     4,820       819
  Other..........................................        --        --       587
                                                   --------  --------  --------
    Total other expense..........................   (23,430)   (6,667)   (6,870)
                                                   --------  --------  --------
Loss before income taxes, minority interest,
 equity in income (losses) of affiliates and
 extraordinary item..............................   (96,719)  (84,562)  (32,128)
Income tax benefit...............................    (1,868)   (5,066)   (9,014)
                                                   --------  --------  --------
Loss before minority interest, equity in income
 (losses) of affiliates and extraordinary item...   (94,851)  (79,496)  (23,114)
Minority interest in losses of subsidiaries......        --     1,268    10,350
Equity in income (losses) of affiliates..........    (2,760)      673    (4,870)
                                                   --------  --------  --------
Loss from continuing operations..................   (97,611)  (77,555)  (17,634)
Loss from discontinued operations, net of income
tax benefit of $1,472............................        --        --    (3,541)
Gain on disposal of discontinued operations, net
 of income tax expense of $5,066.................        --     7,547        --
Extraordinary item-early extinguishment of debt,
 net of income tax benefit of $0 in 2000 and $884
 in 1999.........................................        --      (238)   (2,992)
                                                   --------  --------  --------
Net loss.........................................   (97,611)  (70,246)  (24,167)
Preferred stock dividends........................        --    (5,000)       --
                                                   --------  --------  --------
Loss available to common stockholders............  $(97,611) $(75,246) $(24,167)
                                                   ========  ========  ========
Basic and diluted (loss) earnings per common
 share:
  Continuing operations..........................  $  (1.17) $  (1.08) $  (0.29)
  Discontinued operations........................        --       .10     (0.06)
  Extraordinary loss.............................        --        --     (0.05)
                                                   --------  --------  --------
    Net loss per common share....................  $  (1.17) $  (0.98) $  (0.40)
                                                   ========  ========  ========
Weighted average outstanding common shares.......    83,310    71,777    59,967
                                                   ========  ========  ========

                            See accompanying notes.

                        US UNWIRED INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (In thousands)

                                   Class  Class              Accumulated
                                     A      B    Additional     Other
                                   Common Common  Paid-in   Comprehensive Retained
                                   Stock  Stock   Capital      Income     Earnings    Total
                                   ------ ------ ---------- ------------- ---------  --------
Balance at December 31, 1998.....   $ --   $600   $  1,348     $    --    $  49,531  $ 51,479
Stock compensation...............     --     --        799          --           --       799
Unrealized gain on marketable
   securities,
   Net of tax $316...............     --     --         --         474           --       474
Net loss.........................     --     --         --          --      (24,167)  (24,167)
                                                                                     --------
Comprehensive loss...............                                                     (23,693)
                                    ----   ----   --------     -------    ---------  --------
Balance at December 31, 1999.....     --    600      2,147         474       25,364    28,585
Stock compensation...............     --     --      5,293          --           --     5,293
Preferred dividends..............     --     --      5,000          --       (5,000)       --
Issuance of common stock, net of
   offering costs................     80     --     80,540          --           --    80,620
Conversion of series A preferred
   stock.........................     --    100     49,900          --           --    50,000
Conversion of series B preferred
   stock.........................     10     --      4,990          --           --     5,000
Conversion of Class B common
   stock to
   Class A common stock..........     39    (39)        --          --           --        --
Unrealized gain on marketable
   securities....................     --     --         --         802           --       802
Net loss.........................     --     --         --          --      (70,246)  (70,246)
                                                                                     --------
Comprehensive loss...............                                                     (69,444)
                                    ----   ----   --------     -------    ---------  --------
Balance at December 31, 2000.....    129    661    147,870       1,276      (49,882)  100,054
                                    ----   ----   --------     -------    ---------  --------
Exercise of stock options........      4     --      1,752          --           --     1,756
Stock compensation...............     --     --      4,893          --           --     4,893
Purchase of minority interests...     50     --     30,612          --        1,160    31,822
Conversion of class B common
   stock to class A common
   stock.........................     95    (95)        --          --           --        --
Change is unrealized gain on
   marketable securities.........     --     --         --      (1,276)          --    (1,276)
Net loss.........................     --     --         --          --      (97,611)  (97,611)
                                                                                     --------
Comprehensive loss...............                                                     (98,887)
                                    ----   ----   --------     -------    ---------  --------
Balance at December 31, 2001.....   $278   $566   $185,127     $    --    $(146,333) $ 39,638
                                    ====   ====   ========     =======    =========  ========

                            See accompanying notes.

                        US UNWIRED INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                 Years ended December 31,
                                               -------------------------------
                                                 2001       2000       1999
                                               ---------  ---------  ---------
Cash flows from operating activities
Net loss.....................................  $ (97,611) $ (70,246) $ (24,167)
Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
 Depreciation and amortization...............     55,755     43,466     19,430
 Accretion of debt discount..................     33,683     29,642      4,822
 Gain on sale of assets......................     (9,314)   (29,014)        --
 Equity in (income) losses of affiliates.....      2,760       (673)     4,870
 Non-cash stock compensation.................      4,894      5,293        799
 Interest income on restricted cash in
  escrow.....................................       (101)      (250)      (238)
 Discontinued operations--noncash charges and
  changes in operating assets and
  liabilities................................         --      1,204        177
 Minority interest...........................         --     (1,268)   (10,350)
 Unrealized gain on marketable securities....         --         --       (316)
 Deferred tax benefit........................         --     (2,407)      (516)
 Extinguishment of debt......................         --        238      3,876
Changes in operating assets and liabilities,
 net of acquisitions, disposals and
 discontinued operations
 Subscriber receivables......................    (21,186)    (2,490)    (1,378)
 Other receivables...........................      5,092     (4,209)    (1,028)
 Inventory...................................     (3,174)     2,115     (3,131)
 Prepaid expenses............................     (1,221)    (2,132)      (570)
 Income tax receivable.......................         --     10,296     (4,772)
 Receivables/payables--related parties.......       (398)       (95)     1,228
 Other assets................................     (3,934)      (520)      (277)
 Accounts payable............................       (100)     7,066      4,004
 Accrued expenses............................     17,727      9,152        131
 Deferred (gain) liability...................     (5,689)    16,531         --
                                               ---------  ---------  ---------
Net cash provided by (used in) operating
 activities..................................    (22,817)    11,699     (7,406)
                                               ---------  ---------  ---------
Cash flows from investing activities
Purchases of property and equipment..........   (106,499)  (158,886)   (49,894)
Purchases of marketable securities...........    (12,544)  (217,321)  (140,663)
Proceeds from sales of marketable
 securities..................................    176,705    194,138         --
Proceeds form sale of assets.................     45,030     39,818         --
Distributions from unconsolidated
 affiliates..................................        636        509        421
Investments in unconsolidated affiliates.....     (1,902)    (1,982)    (1,204)
Purchase of licenses & subscriber base.......       (666)    (3,153)    (1,063)
Cash acquired from consolidation of previous
 unconsolidated affiliates...................         --         --      1,350
Proceeds from restricted cash................      5,753         --         --
Loan to unconsolidated affiliate.............         --         --     (1,582)
Proceeds from the sale of discontinued
 operations..................................         --     11,522         --
Cash contributions from minority
 shareholder.................................         --        940      2,500
Discontinued operations......................         --         --     (8,219)
                                               ---------  ---------  ---------
Net cash provided by (used in) investing
 activities..................................    106,513   (134,415)  (198,354)
                                               ---------  ---------  ---------
Cash flows from financing activities
Proceeds from long-term debt.................      1,822     52,295    240,183
Principal payment on long-term debt..........     (1,673)   (14,321)   (98,350)
Debt issuance cost...........................       (148)      (437)   (15,693)
Proceeds from exercised options..............      1,756         --         --
Net proceeds form the issuance of common
 stock.......................................         --     80,620         --
Proceeds from issuance of preferred stock....         --      5,000     50,000
Discontinued operations--principal payments
 of long-term debt...........................         --         --     11,840
                                               ---------  ---------  ---------
Net cash provided by financing activities....      1,757    123,157    187,980
                                               ---------  ---------  ---------
Net increase (decrease) in cash and cash
 equivalents.................................     85,453        441    (17,780)
Cash and cash equivalents at beginning of
 year........................................     15,136     14,695     32,475
                                               ---------  ---------  ---------
Cash and cash equivalent at end of year......  $ 100,589  $  15,136  $  14,695
                                               =========  =========  =========
Supplemental cash flow disclosures
Cash paid for interest.......................  $   5,232  $   4,181  $   8,390
                                               =========  =========  =========
Cash paid for income taxes...................  $      --  $      23  $     778
                                               =========  =========  =========
Non-cash activities
Conversion of mandatory redeemable preferred
 stock to common stock.......................  $      --  $  55,000  $      --
                                               =========  =========  =========
Property purchases in accounts payable.......  $  12,681  $   8,217  $   9,522
                                               =========  =========  =========
Distribution of fixed assets from
 unconsolidated affiliate....................  $      --  $  14,995  $      --
                                               =========  =========  =========
Distribution of long-term debt and capital
 lease obligation from unconsolidated
 affiliate...................................  $      --  $  21,612  $      --
                                               =========  =========  =========

                            See accompanying notes.

                        US UNWIRED INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 2001

1. Description of Business and Summary of Significant Accounting Policies

 Description of Organization

     US Unwired Inc. (the Company) is principally engaged in the ownership and operation of wireless communications systems in the Gulf States region of the United States. The Company is a network partner of Sprint PCS and has the exclusive right to provide digital PCS services under the Sprint and Sprint PCS brand names within the Company's service areas. Additionally, the Company provides cellular and paging services in parts of southwest Louisiana.

     On September 27, 1999, the Company completed a reorganization by which the shareholders of old US Unwired Inc. exchanged all of their shares of common stock for an equal number of shares with the same rights and privileges in new US Unwired (the Holding Company) and old US Unwired changed its name to Unwired Telecom Corp. All outstanding stock options were exchanged for stock options of the Holding Company at the same exchange ratio. This reorganization has been accounted for at historical cost in a manner similar to that in pooling of interests accounting.

     On December 19, 2001, the Company entered into an agreement to acquire 100% of the outstanding stock of IWO Holdings Inc. ("IWO"). IWO provides PCS services and related products to customers in the northeastern United States as part of Sprint PCS's network. IWO's service area consists of a large portion of upstate New York, New Hampshire, Vermont and portions of Massachusetts and Pennsylvania. Each share of IWO stock will be converted to 1.0371 shares of US Unwired Class A common stock. As of December 19, 2001, there were 37.6 million outstanding shares of IWO stock that would be converted to approximately 38.9 million shares of US Unwired Class A common stock at the date of the closing. While the Company anticipates that it will close this acquisition on or around April 1, 2002, there can be no assurances that it will be able to do so.

 Consolidation Policy

     The consolidated financial statements include the accounts of US Unwired Inc. and its majority owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation. Losses of subsidiaries attributable to minority shareholders in excess of the minority shareholders interest in the equity capital of the subsidiary are not eliminated in consolidation.

 Cash Equivalents

     The Company considers all highly liquid investments with original maturities of six months or less when purchased to be cash equivalents.

 Marketable Securities

     The Company accounts for marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company determines the appropriate classification of all marketable securities as held-to-maturity, available-for-sale, or trading

                        US UNWIRED INC. AND SUBSIDIARIES

                               December 31, 2001

at the time of purchase and re-evaluates such classification as of each balance sheet date. At December 31, 2000, all of the Company's investments in marketable securities were classified as available-for-sale, and as a result, are reported at fair value. Unrealized gains and losses, net of tax, are reported as a component of accumulated other comprehensive income in stockholders' equity. The cost of investments sold is based on the average cost method, and realized gains and losses are included in other income (expense).

 Inventory

     Inventory consists of PCS and analog telephones, pagers and related accessories and is carried at cost. Cost is determined by the moving average method, which approximates the first-in, first-out method.

 Property and Equipment

     Property and equipment is stated at cost and depreciated is provided on a straight-line basis over the estimated useful lives of the assets as follows:

                                                                          Years
                                                                         -------
   Buildings and building improvements..................................   39
   Leasehold improvements............................................... 5 to 10
   Facilities and equipment............................................. 7 to 10
   Furniture, fixtures, computers and vehicles.......................... 3 to 7

     Depreciation expense was approximately $46,219,000, $38,821,000 and $20,563,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

     The Company leases certain facilities and equipment under capital leases. Assets recorded under capital leases are amortized over the lives of the respective leases and such amortization is included in depreciation expense. Assets under these obligations, totaling $8,367,000 (net of accumulated amortization of $1,146,000) at December 31, 2001 are included in facilities and equipment.

 Goodwill and Intangibles

     Goodwill represents the excess of cost over the estimated fair value of the net assets acquired. Through December 31, 2001, goodwill was amortized on a straight-line basis over seven years. Accumulated amortization expense was approximately $4,585,000 and $763,500 at December 31, 2001 and 2000,
respectively. Other intangible assets represent the estimated value of acquired subscriber bases at the date of acquisition. The acquired subscriber base is amortized on a straight-line basis over 36 months. Accumulated amortization was approximately $5,630,700 and $1,963,400 at December 31, 2001 and 2000,
respectively.

                        US UNWIRED INC. AND SUBSIDIARIES

                               December 31, 2001

     The Company assesses long-lived assets for impairment under Statement of Financial Accounting Standards (SFAS) 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company periodically evaluates the recoverability of the carrying amounts of its licenses and property and equipment in each market, as well as the depreciation and amortization periods based on estimated undiscounted future cash flows and other factors to determine whether current events or circumstances warrant reduction of the carrying amounts or acceleration of the related amortization period. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

 Licenses

     Licenses consist primarily of costs incurred in connection with the Company's acquisition of PCS licenses and systems. These assets are recorded at cost and amortized using the straight-line method over an estimated useful life of 20 years. Accumulated amortization was approximately $2,416,000 and $1,715,000 at December 31, 2001 and 2000, respectively.

 Deferred Financing Costs

     Deferred financing costs include costs incurred in connection with the issuance of the Company's long-term debt that are capitalized and amortized over the terms of the related debt using the interest method. Accumulated amortization expense was approximately $2,750,000 and $1,404,000 at December 31, 2001 and 2000, respectively.

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

 Revenue Recognition

     The Company earns revenue by providing access to and usage of its PCS, cellular and paging networks and sales of PCS, cellular and paging merchandise. Basic service, a monthly charge for a pre-allotted number of minutes of usage, is recognized ratably over the period billed. Airtime charges for minutes of usage exceeding the pre-allotted number of minutes, long distance and charges

                        US UNWIRED INC. AND SUBSIDIARIES

                               December 31, 2001

associated with travel outside our service network, are recognized as the calls are made by our customers. Roaming revenue, a charge for non-US Unwired individuals using our network while traveling through our service area, is recognized as the calls are made by the non-US Unwired individuals.

     Revenues from the sales of merchandise, primarily handsets and pagers, represent a separate earnings process and are recognized at the time of the customer purchase. These revenues and related costs are included in merchandise sales and cost of sales, respectively.

     The accounting policy for the recognition of activation fee revenue is to record the revenue over the periods such revenue is earned in accordance with the current interpretations of SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. Accordingly, activation fee revenue and direct customer activation expense has been deferred and will be recorded over the average life for those customers (15-24 months) that are assessed an activation fee. We defer direct activation expenses only to the extent of the activation fee revenues. As of December 31, 2001, the Company has deferred $6,917,000 of activation fee revenue and $6,917,000 in direct customer activation costs to future periods.

 Advertising Costs

     Advertising costs are charged to expenses as incurred. For the years ended December 31, 2001, 2000 and 1999, approximately $17,351,000, $14,027,000 and
$5,160,000, respectively, of advertising costs were incurred.

 Commissions

     Commissions are paid to sales agents for customer activations and are expensed in the month the customer is activated within the system. The Company estimates the expense based upon activations for the given month. The new customer must meet certain criteria such as minimum time period on the Company's service in order for the sales agent to qualify for a commission.

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

 Earnings per Share

     Earnings per share are calculated by dividing net income (loss) by the weighted average number of shares outstanding during the year. The effect of options and preferred stock were not

                        US UNWIRED INC. AND SUBSIDIARIES

                               December 31, 2001

included in the computation of diluted earnings per share in 2001 and 2000 because the Company was in a net loss position and, therefore, the effect would have been antidilutive.

 Stock Compensation Arrangements

     The Company accounts for its stock compensation arrangements under the provisions of APB 25, Accounting for Stock Issued to Employees.

 Use of Estimates

     The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

 Changes in Accounting Estimate

     Effective July 1, 2001, the Company revised its estimated lives for certain depreciable assets that resulted in a $9,852,000 reduction in the Company's net loss, or $.12 per share, for the year ended December 31, 2001. The estimated lives of network switch equipment were increased from five to seven years, cell site towers from five to 10 years and related cell site equipment from five to seven years. The Company revised these estimates after considering the impact of certain upgrades to its network that management believes extends the useful lives of these assets.

     Effective July 1, 2001, the Company revised its estimated lives for deferred activation fee revenue and deferred activation expense in accordance with its internal policy of conducting this review annually in the third quarter of each year. As a result of this review, the Company has revised its estimated customer life from 30 months to 15-24 months. This change resulted in an increase during the year ended December 31, 2001 in the recognition of deferred activation revenue of approximately $1,690,000 and an increase in the recognition of deferred activation expense of approximately $1,690,000. This change had no impact on the Company's net loss for the year ended December 31, 2001. It is the Company's policy to defer both revenue for activation fees and the direct expense of acquiring the customer in equal amounts and amortize these amounts on a straight-line basis over the estimated customer life.

 Concentrations of Credit Risk

     Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of cash, accounts receivable and marketable securities. The Company places its cash and temporary cash investments with high credit quality financial services companies.

                        US UNWIRED INC. AND SUBSIDIARIES

                               December 31, 2001

     Collectibility of subscriber receivables is impacted by economic trends in each of the Company's markets and the Company has provided an allowance, which it believes, is adequate to absorb losses from uncollectible amounts.

 Reclassifications

     Certain reclassifications have been made to the 2000 and 1999 financial statements to conform to the 2001 presentation.

 New Accounting Pronouncements

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

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period that it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not expected to have a material effect on the Company's results of operations, financial position or cash flows.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The provisions of the Statement are effective for financial statements issued for fiscal years beginning after December 31, 2001. The adoption is not expected to have a material effect on the Company's results of operations, financial position or cash flows.

2. Marketable Securities

     As of December 31, 2000, the Company's investments in marketable securities consist of debt securities with maturities ranging from 30 days to 60 days from the date of purchase. The following is a summary of the Company's available-for-sale marketable securities as of December 31, 2000.

                        US UNWIRED INC. AND SUBSIDIARIES

                               December 31, 2001


                                                  Gross      Gross    Estimated
                                      Amortized Unrealized Unrealized   Fair
                                        Cost      Gains      Losses     Value
                                      --------- ---------- ---------- ---------
                                                   (In thousands)
      Commercial paper............... $119,008    $1,276      $--     $120,284
      Fixed Income mutual funds......   45,154        --       --       45,154
                                      --------    ------      ---     --------
                                      $164,162    $1,276      $--     $165,438
                                      ========    ======      ===     ========

     For the years ended December 31, 2001 and 2000, there were net realized gains and losses of $1,276,000 and $7,645,000, respectively, on sales of available-for-sale marketable securities included in interest income.

3.Details of Certain Balance Sheet Accounts

     Additional information regarding certain balance sheet accounts is presented below.

                                                                December 31,
                                                              -----------------
                                                                2001     2000
                                                              -------- --------
                                                                (in thousands)
Property and equipment
  Land....................................................... $    656 $  1,061
  Buildings..................................................    8,168    4,778
  Leasehold improvements.....................................    3,250    2,264
  Facilities and equipment...................................  337,955  257,923
  Furniture, fixtures, and vehicles..........................    6,447    4,319
  Construction in progress...................................   15,750   15,463
                                                              -------- --------
                                                               372,226  285,808
                                                              -------- --------
  Less accumulated depreciation..............................  116,465   73,426
                                                              -------- --------
                                                              $255,761 $212,382
                                                              ======== ========
Goodwill and intangibles
  Goodwill................................................... $ 31,031 $  5,344
  Subscriber base............................................   12,024    5,891
                                                              -------- --------
                                                                43,056   11,235
  Less accumulated amortization..............................   10,216    2,727
                                                              -------- --------
                                                              $ 32,840 $  8,508
                                                              ======== ========
Other assets
  Licenses................................................... $ 13,589 $ 12,923
  Deferred financing costs...................................   13,064   12,915
  Restricted cash in escrow..................................       --    5,652
  Other......................................................    4,162    2,115
                                                              -------- --------
                                                                30,815   33,605
  Less accumulated amortization..............................    5,166    3,119
                                                              -------- --------
                                                              $ 25,649 $ 30,486
                                                              ======== ========
  Accrued expenses
  Unearned revenue and customer deposits..................... $ 11,046 $  1,561
  Accrued taxes, other than income...........................    2,386    2,041
  Accrued payroll............................................    1,460      588
  Accrued commissions........................................   11,034    4,945
  Other......................................................    1,230    2,440
                                                              -------- --------
                                                              $ 27,156 $ 11,575
                                                              ======== ========

                        US UNWIRED INC. AND SUBSIDIARIES

                               December 31, 2001

4. Acquisitions and Dispositions of Markets

     Effective January 1, 2000, the Company entered into an agreement with Gulf Coast Wireless Limited Partnership (Gulf Coast Wireless), formerly known as Meretel Communications Limited Partnership, to receive an 80% ownership interest in each of the Beaumont-Port Arthur and Lufkin-Nacogdoches Business Trading Areas (BTAs or markets) in exchange for a reduction in the Company's ownership interest in Gulf Coast Wireless from 24.33% to 13.28%. The Company contributed these net assets to a new partnership, Texas Unwired, a Louisiana general partnership ("Texas Unwired"), of which the Company's subsidiary, Louisiana Unwired, LLC ("Louisiana Unwired") is the managing partner and owns an 80% interest. The contributed net assets were recorded at fair value.

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

     Effective May 31, 2000, the Company sold its ownership interest in Xspedius Corporation (Xspedius), formerly known as LEC Unwired, the Company's competitive local exchange carrier operating segment, for approximately $11.5 million. The Company recognized a gain of approximately $7.5 million, net of income taxes of $5.1 million, on the transaction. Included in this gain are 2000 operating losses for Xspedius of $2.2 million. In 1999, Xspedius' operating losses were presented as loss from discontinued operations. Prior to 1999, Xspedius was accounted for as an equity investment, and there were no revenues recorded by the Company for Xspedius.

     On February 28, 2001, US Unwired entered into an agreement with Cameron Communications to purchase Cameron's 6.14% minority interest in Louisiana Unwired in exchange for 4,634,842 shares of the Company's Class A common stock. The market value of the Class A common stock associated with this transaction was approximately $36.5 million.

     On February 28, 2001, US Unwired entered into an agreement with Butler Waddel Interest, Ltd (Butler) and XIT Leasing, Inc. (XIT) to purchase their minority interests in Texas Unwired. The Company exchanged 230,748 shares of its Class A common stock for Butler's 15% ownership in Texas Unwired and 76,916 shares of its Class A common stock for XIT's 5% ownership in Texas Unwired. The market value of the Class A common stock associated with this transaction was $2.4 million.

     Each of the above acquisitions of minority interests has been accounted for using the purchase method of accounting. The excess of the consideration provided over the relative fair value of the

                        US UNWIRED INC. AND SUBSIDIARIES

                               December 31, 2001

assets acquired has been allocated to intangible assets, principally subscriber base and goodwill. As a result of these acquisitions of minority interests, LA Unwired and Texas Unwired became wholly owned subsidiaries of the Company.

5. Investments in Unconsolidated Affiliates

   Investments in unconsolidated affiliates consists of the following:

                                                              December 31,
                                                             ----------------
                                                  Percentage
                                                  Ownership   2001     2000
                                                  ---------- -------  -------
                                                             (In thousands)
Gulf Coast Wireless..............................   13.28%   $(5,000) $(4,105)
Command Connect, LLC ("Command Connect").........   50.00%       191      309
GTE Mobilenet of Texas RSA #21 Limited
   Partnership ("GTE #21").......................   25.00%     1,255    1,285
Wireless Management Corporation..................   20.00%        --       --
                                                             -------  -------
                                                             $(3,554) $(2,511)
                                                             =======  =======

     Gulf Coast Wireless is a Sprint PCS network partner and provides digital PCS services under the Sprint and Sprint PCS brand names in the Baton Rouge, Hammond and Lafayette, Louisiana and Biloxi, Mississippi markets. Although, the Company's ownership interest in Gulf Coast Wireless was decreased to 13.28% in 2000 (see Note 4, the Company continues to account for this investment on the equity method primarily due to the Company's 20% interest in Wireless Management Corporation, the general partner of Gulf Coast Wireless.

     Command Connect owns certain LMDS licenses. Command Connect originally purchased the owned licenses, and holds the licenses until such time as LA Unwired builds out the network for these licenses. At that time, the license is transferred from Command Connect to LA Unwired, who commences operations.

     GTE #21 operates a cellular network in Texas RSA #21.

6. Long-Term Debt

     Long-term debt, including capital lease obligations, consisted of the following:

                                                                December 31,
                                                              -----------------
                                                                2001     2000
                                                              -------- --------
                                                               (In thousands)
Debt outstanding under credit facilities:
  Senior subordinated discount notes......................... $277,369 $243,686
  Bank credit facility.......................................   50,000   50,000
  Capital leases.............................................    7,691    8,093
  Promissory note............................................    3,882    2,189
  Vendor financing...........................................      426      478
  FCC debt...................................................       --    1,087
                                                              -------- --------
Total long-term debt.........................................  339,368  305,533
Less current maturities......................................      693      690
                                                              -------- --------
Long-term obligations, excluding current maturities.......... $338,675 $304,843
                                                              ======== ========

                        US UNWIRED INC. AND SUBSIDIARIES

                               December 31, 2001

     On October 29, 1999, US Unwired issued $400 million of 13 3/8% Senior Subordinated Discount Notes due November 1, 2009 (the Notes). The Notes were issued at a substantial discount such that the Company received gross proceeds of approximately $209.2 million. Interest on the Notes will not begin to accrue until November 1, 2004. Prior to that time, in lieu of interest, the Notes will increase in value daily, compounded on each May 1 and November 1, at the rate of 13 3/8% per year. The value of the Notes on November 1, 2004 will be equal to the face amount of the Notes. On that date, the Notes will accrue interest at the rate of 13 3/8% per year and the Company will be required to pay the accrued interest beginning May 1, 2005, and on each November 1 and May 1 thereafter.

     The Notes are fully, unconditionally, and joint and severally guaranteed by the Company's wholly owned subsidiaries, Unwired Telecom and Louisiana Unwired and, prior to the sale of LEC Unwired (see Note 4), LEC Unwired also guaranteed these notes on a full, unconditional, and joint and several basis (collectively Guarantor Subsidiaries and individually Guarantor). Each of the guarantees is a general unsecured obligation of the Guarantor and will rank equally in right of payment to all of our existing and future senior subordinated indebtedness and senior in right of payment of existing and future obligations that are expressly subordinated in right to payment to the Notes. The Notes will rank junior to all existing and future senior debt.

     In connection with the issuance of the above-mentioned Notes, LA Unwired's existing $130 million senior credit facilities and US Unwired's existing bank credit facility were extinguished. As a result, the unamortized debt issuance costs related to these existing credit facilities, totaling $3,262,000, were written off, net of tax of $749,000, as an extraordinary item in 1999.

     Effective October 1, 1999, US Unwired entered into senior credit facilities for $130 million. The senior credit facilities provide for an $80 million reducing revolving credit facility, which matures on September 30, 2007, and a $50 million delay draw term loan, which matures on September 30, 2007. The reducing revolver will be permanently reduced in quarterly installments beginning on June 30, 2002, in amounts that vary between $1.3 million and $6.0 million. The term loan will be amortized in quarterly installments beginning on June 30, 2003, in quarterly amounts that vary between $1.3 million and $3.7 million. Interest on all loans made under the senior credit facilities bear interest at variable rates tied to the prime rate, the federal funds rate or LIBOR. At December 31, 2001, there was $50,000,000 outstanding under these senior credit facilities.

     These senior credit facilities require US Unwired to pay an annual commitment fee ranging from 1.5% to 1% of the unused commitment under the senior credit facilities. The senior credit facilities are secured by a first priority security interest in all tangible and intangible assets of US Unwired (other than the corporate headquarters building), LA Unwired and Unwired Telecom (including the owned PCS licenses, to the extent legally permitted); a pledge by US Unwired of 100% of the ownership interest in LA Unwired; a pledge by US Unwired of its ownership interest in

                        US UNWIRED INC. AND SUBSIDIARIES

                               December 31, 2001

Unwired Telecom; a pledge by LA Unwired of its ownership in Texas Unwired; and an assignment by LA Unwired of all Sprint PCS agreements and any network contract (including software rights). Additionally, the senior credit facilities are subject to certain restrictive covenants. At December 31, 2001, the Company was in compliance with these restrictive covenants.

     During 2000, LA Unwired extinguished $13.9 million of debt related to Texas Unwired. As a result, the unamortized debt issuance costs related to this debt, totaling $238,000, was written off as an extraordinary item.

     On January 12, 2000, the Company entered into a promissory note in the amount of $2,295,000 with a bank to finance the purchase of an office building. The note bears interest at LIBOR plus 2% and provides for 59 monthly payments of $17,900 through December 10, 2004 and one final payment of $1,742,468 due on January 10, 2005. The note is secured by real estate collateral and is guaranteed by Cameron Communications.

     On June 23, 1999, LA Unwired entered into senior credit facilities for $130 million with certain lenders. The senior credit facilities provided for an $80 million reducing revolving credit facility, which was to mature on September 30, 2007, and a $50 million delay draw term loan, which was to mature on September 30, 2007. All loans made under the senior credit facilities had interest variable rates tied to the prime rate. The federal funds rate or the London Interbank Offering Rate (LIBOR). A portion of the proceeds from this new credit facility was used to extinguish LA Unwired's existing credit facility. As a result, the unamortized debt issuance costs related to this existing credit facility, totaling $614,000 was written off, net of $135,000 as an extraordinary item in 1999.

     See Note 14 for additional information regarding long-term obligations

                                                            Capital
                                                Long-Term    Lease
                                                  Debt    Obligations  Total
                                                --------- ----------- --------
                                                        (In thousands)
2002........................................... $    270    $   792   $  1,062
2003...........................................    4,274        792      5,066
2004...........................................   10,279        792     11,071
2005...........................................   18,306        792     19,098
2006...........................................   15,073        792     15,865
Thereafter.....................................  283,475      6,486    289,961
                                                --------    -------   --------
                                                 331,677     10,446    342,123
Less amounts representing interest.............       --      2,755      2,755
                                                --------    -------   --------
Long-term debt and present value of future
   lease payments.............................. $331,677    $ 7,691   $339,368
                                                ========    =======   ========

                        US UNWIRED INC. AND SUBSIDIARIES

                               December 31, 2001


7. Income Taxes

     Income tax expense (benefit) for the years ended December 31, 2001, 2000 and 1999 is as follows:

                                                      2001     2000      1999
                                                     -------  -------  --------
                                                          (In thousands)
     Federal:
       Current...................................... $(1,868) $ 5,066  $(11,024)
       Deferred.....................................      --   (5,066)     (319)
                                                     -------  -------  --------
     State:
       Current......................................      --       --       170
       Deferred.....................................      --       --      (197)
                                                     -------  -------  --------
                                                          --       --       (27)
                                                     -------  -------  --------
                                                     $(1,868) $    --  $(11,370)
                                                     =======  =======  ========

     The current year benefit resulted from a carry back of certain AMT net operating loss carry forwards during 2002 for which a valuation allowance had been provided at December 31, 2001.

     Income tax expense differs from the amounts computed by applying applicable U.S. federal income tax rate to loss before income taxes, minority interest and equity in losses of affiliates as a result of the following:

                                                   2001      2000      1999
                                                 --------  --------  --------
                                                       (In thousands)
     Computed "expected" tax expense............ $(34,818) $(29,597) $(13,552)
     Equity in loss of affiliates...............      966       236    (1,705)
     Refund of AMT taxes........................   (1,868)       --        --
     Permanent differences......................    1,104     1,169       190
     Change in valuation allowance..............   32,558    27,455        --
     Other, net.................................      190    (4,038)      432
     State income taxes, net of federal income
        taxes...................................       --        --       (27)
     Minority interest..........................       --       444     4,176
     Discontinued operations....................       --     4,414        --
     Extraordinary item.........................       --       (83)     (884)
                                                 --------  --------  --------
                                                 $ (1,868) $     --  $(11,370)
                                                 ========  ========  ========

                        US UNWIRED INC. AND SUBSIDIARIES

                               December 31, 2001


     The tax effects of temporary differences that give rise to the significant components of deferred tax assets and deferred tax liabilities at December 31, are presented below:

                                                                 2001    2000
                                                                ------- -------
                                                                (In thousands)
   Deferred tax assets:
     Federal net operating losses.............................  $28,466 $ 5,570
     State net operating losses...............................    2,244   2,722
     Interest on Notes........................................   26,092  13,792
     Stock compensation.......................................    3,469   2,291
     Tax credit carry forward.................................      912   2,603
     Allowance for bad debts..................................    1,361      28
     Intangible assets........................................    2,581      --
     Unearned revenues........................................   16,921      --
     Other....................................................      336     633
     Accrued expenses.........................................       --     622
     Investment in affiliates.................................       --     713
     Fixed assets.............................................       --     935
                                                                ------- -------
     Deferred tax assets......................................   82,382  29,909
     Less valuation allowance.................................   61,534  29,398
                                                                ------- -------
                                                                 20,848     511
                                                                ------- -------
   Deferred tax liabilities:
     Fixed assets.............................................   20,848      --
     Unrealized gain on marketable securities.................       --     511
                                                                ------- -------
                                                                 20,848     511
                                                                ------- -------
   Net deferred tax liability.................................  $    -- $    --
                                                                ======= =======

     At December 31, 2001, the Company had available approximately $71,165,000 of net tax operating loss carry forwards for federal income tax purposes. This carry forward, which may provide future tax benefits, begins to expire in 2020. The Company also had available approximately $128,250,000 of net tax operating loss carry forward for state income tax purposes which will begin to expire in 2013.

     In assessing the realizability of deferred tax assets at December 31, 2001, the Company considered whether it was more likely than not that some portion or all of the deferred tax assets would not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon these considerations, the Company provided a valuation allowance to reduce the carrying value of certain of its deferred tax assets.

                        US UNWIRED INC. AND SUBSIDIARIES

                               December 31, 2001

8. Stockholder's Equity

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

     Class A shares have one vote per share and Class B shares have ten votes per share. Shares of Class B common stock generally convert automatically into shares of Class A common stock on a share-for-share basis upon the transfer of the Class B shares to other than a qualified holder, generally the original holders of Class B shares. Class B shares are also subject to other transfer restrictions.

     Contemporaneously with the issuance of the Notes discussed in Note 5, the Company issued 500,000 shares of Series A preferred stock for $50 million. The holders of the Series A preferred and any of its affiliates became holders could convert the preferred stock into Class B common stock, at any time, at a price of $4.98 per share, and such holders had voting rights of Class B common shareholders on an as-converted basis. The Series A preferred stock had a mandatory redemption at its stated value 91 days after the maturity of the Notes. Further, if a certain holder of the Series A preferred stock held 50% or more of our common stock issued or issuable upon conversion of the Series A preferred stock, it could elect two persons to our board of directors; if such certain holder held less than 50% but more than 25% of our common stock issued or issuable upon conversion of the Series A preferred stock, it may elect one person to our board of directors.

     On February 15, 2000, the Company issued $5 million of its Series B senior redeemable convertible preferred stock. The Series B preferred stock had similar rights to those of the Series A preferred stock except that it was convertible into Class A common stock at $4.98 per share and the holders of the Series B preferred stock had the voting rights of Class A common shareholders. The Company used its estimated initial public offering price to value its Class A stock solely for purposes of calculating whether the Series B preferred stock provided the holders of such preferred stock with a beneficial conversion feature for financial reporting purposes. As a result, the Company allocated $5.0 million to such beneficial conversion feature in accordance with EITF 98-5 Accounting for Convertible Securities with Beneficial Conversion Features or Contingency Adjustable Conversion Ratios. Further, as the holder could exercise the conversion at any time, the Company recognized a preferred dividend of $5.0 million on February 15, 2000.

     On April 4, 2000, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission for the sale to the public of 8,000,000 shares of its Class A common

                        US UNWIRED INC. AND SUBSIDIARIES

                               December 31, 2001

stock (the Stock Offering). The registration statement became effective on May 17, 2000, and 8,000,000 shares were issued on May 23, 2000 at the price of $11.00 per share before an underwriting discount. The underwriters had the option to purchase up to an additional 1.2 million shares from selling stockholders at the same price of $11.00 per share before the discount. The underwriters exercised a portion of their over allotment option, and on June 12, 2000, purchased 236,700 shares. The Company received net proceeds of $80.6 million after the underwriting discount of $6.2 million and expenses of $1.2 million.

     Simultaneous with the closing of the Stock Offering, the 50,000 shares of Series B senior redeemable convertible preferred stock were converted to 1,003,838 shares of Class A common stock and the 500,000 shares of Series A senior redeemable convertible preferred stock were converted into 10,038,417 shares of Class B common stock.

     See Note 14 for additional information.

9. Stock Option Plan

     During 1999, the Board of Directors amended and modified the 1998 Equity Plan to the US Unwired Inc. 1999 Equity Incentive Plan (the 1999 Equity Plan). As part of this amendment, the maximum aggregate amount of Common Stock with respect to which options or other awards may be granted was increased from 8,528,640 to 12,259,920 shares. As of December 31, 2001, 5,225,667 shares of common stock were available for future grants under the 1999 Equity Plan.

                        US UNWIRED INC. AND SUBSIDIARIES

                               December 31, 2001


     The following summarizes stock option activity and related information:

                                         Year ended December 31,
                             -------------------------------------------------
                                  2001             2000             1999
                             ---------------- ---------------- ---------------
                                     Weighted         Weighted        Weighted
                                     Average          Average         Average
                                     Exercise         Exercise        Exercise
                             Shares   Price   Shares   Price   Shares  Price
                             ------  -------- ------  -------- ------ --------
                                (In thousands, except per share amounts)
Outstanding--beginning of
   year..................... 6,937    $4.54   3,543    $2.10      --
  Granted...................   452    $6.81   3,530     7.02   3,543   $2.10
  Exercised.................  (409)   $4.30      --       --      --      --
  Forfeited.................  (354)   $6.35    (136)    4.98      --      --
                             -----    -----   -----    -----   -----   -----
Outstanding--end of year.... 6,626    $4.61   6,937    $4.54   3,543   $2.10
                             =====    =====   =====    =====   =====   =====
Exercisable--end of year.... 2,312    $3.69     886    $2.10      --      --
                             =====    =====   =====    =====   =====   =====
Weighted average fair value
   of options granted with
   exercise price:
  Equal to market price.....          $  --            $8.28           $  --
                                      =====            =====           =====
  Less than market price....          $  --            $9.46           $1.04
                                      =====            =====           =====
  Greater than market
     price..................          $4.06            $  --           $ .06
                                      =====            =====           =====

     The following table summarizes information concerning outstanding options at December 31, 2001:

                                    Weighted Average                            Number of
         Range of                      Remaining                                 Options
      Exercise Price                Contractual Life                           Outstanding
      --------------                ----------------                           -----------
          $ 1.13                       7.6 years                                2,546,562
          $ 4.98                       7.9 years                                2,482,892
          $ 6.81                       9.3 years                                  428,500
          $ 8.72                       8.2 years                                  200,000
          $11.00                       8.4 years                                  967,607

     All options granted under the 1999 Equity Plan have a ten-year term and vest over a four-year period. As allowed by SFAS No. 123, the Company has elected to continue to follow APB Opinion No. 25, Accounting for Stock Issued to Employees, which does not provide for compensation expense on the issuance of stock options if the option terms are fixed and the exercise price equals the fair value of the underlying stock on the grant date.

     In connection with these options, the Company has total deferred stock compensation of $20,003,000, of which $4,893,900, $5,293,200 and $798,900 has been recognized as stock compensation expense for the years ended December 31, 2001, 2000 and 1999, respectively, as the exercise prices of these options were less than the estimated fair value of the Company's stock at the grant date. The non-cash compensation expense of $72,900, $4,344,700 and $476,300 was related to cost of services, general and administrative and sales and marketing, respectively for 2001; $63,400,

                        US UNWIRED INC. AND SUBSIDIARIES

                               December 31, 2001

$4,933,900 and $295,900 was related to cost of services, general and administrative and sales and marketing, respectively for 2000; and $798,900 was related to general and administrative for 1999.

     As required by SFAS No. 123, the Company determined the pro forma information as if the Company had accounted for stock options granted under the fair value method of SFAS No. 123. The minimum value option-pricing model was used with the following weighted-average assumptions for 1999 as the Company was a non-public entity. The Black-Scholes option-pricing model was used with the following weighted average assumptions for 2001.

                                                   Year ended December 31,
                                                   ---------------------------
                                                    2001      2000      1999
                                                   --------  --------  -------
     Risk-free interest rate......................     5.93%     6.12%     6.0%
     Expected dividend yield......................        0         0        0
     Expected volatility..........................      .72       .82      N/A
     Weighted average expected life (in years)....        7         7        5

     Had compensation expense for the Company's stock option plan been determined in accordance with SFAS No. 123, the Company's net loss and basic and diluted net loss per share of common stock for each of the two years in the period ended December 31, 2001 would have been:

                                                  Year ended December 31,
                                                -----------------------------
                                                  2001       2000      1999
                                                ---------  --------  --------
     Net loss
       As reported............................. $ (97,611) $(70,246) $(24,167)
       Pro forma...............................  (100,735)  (73,446)  (24,224)
     Basic and diluted net loss per share of
        common stock
       As reported............................. $   (1.17) $  (0.98) $  (0.40)
       Pro forma...............................     (1.21)    (1.02)    (0.40)

10. Commitments and Contingencies

     Employees of the Company participate in a 401(k) retirement plan (the 401(k) plan). Employees are eligible to participate in the 401(k) plan when the employee has completed six months of service. Under the 401(k) plan, participating employees may defer a portion of their pretax earnings up to certain limits prescribed by the Internal Revenue Service. The Company contributes a discretionary match equal to a percentage of the deferred by the employee. The Company's contributions are fully vested upon the completion of 5 years of service. Contribution expense related to the 401(k) plan was approximately $503,000, $466,000 and $283,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

     On December 29, 2000, the Company sold 127 of its wireless communication towers and related ground leasehold rights and other assets (collectively, "towers") for gross proceeds of $39,751,000 cash. At the same time, the Company entered into an operating lease of antenna space on the sold towers from the buyer for a term of 10 years, renewable for three additional five-year

                        US UNWIRED INC. AND SUBSIDIARIES

                               December 31, 2001

terms, at initial annual rental of $2,286,000 per year, increasing annually by 4% of the prior years rent. The Company recognized a gain of approximately $11,583,000 related to this transaction. In addition, the Company recorded a deferred gain of approximately $16,392,000 related to the transaction that will be amortized over the term of the operating lease.

     During 2001, the Company sold 173 of its wireless communications towers and related ground leasehold rights and other assets for gross proceeds of $54,149,000 cash. At the same time, the Company entered into operating leases of antenna space on the sold towers from the buyer for a term of 10 years, renewable for three additional five-year terms, at initial total annual rentals of $3,114,000 per year, increasing annually by 4% of the prior years rent. The Company recognized gains of approximately $8,860,500 related to these transactions. In addition, the Company recorded a deferred gain of approximately $22,329,400 related to the transaction that will be amortized over the term of the operating lease.

     The Company is a party to various non-cancelable operating leases for facilities and equipment. Future minimum lease payments due under non-cancelable operating leases with terms in excess of one year are as follows:

      Year ending December 31,                                    (In thousands)
      ------------------------                                    -------------
        2002.....................................................   $ 17,388
        2003.....................................................     17,204
        2004.....................................................     16,759
        2005.....................................................     15,021
        2006.....................................................     13,910
        Thereafter...............................................     52,197
                                                                    --------
                                                                    $132,479
                                                                    ========

     Rental expense was $13,247,000, $8,320,000 and $2,859,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

     The Company is involved in, various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

     The Company has agreed to guarantee repayment of up to $5,000,000, plus interest and fees thereon, pursuant to a loan agreement dated May 16, 1997, related to bank financing obtained by Gulf Coast Wireless that matures in 2007.

11. Disclosure About Fair Value of Financial Instruments

     The carrying amounts of cash and cash equivalents, subscriber receivables, accrued interest and other receivables, and accounts payable and accrued expenses approximate fair value because of

                        US UNWIRED INC. AND SUBSIDIARIES

                               December 31, 2001

the short-term nature of these items. The estimated fair value of the Company's senior subordinated discount notes at December 31, 2001 and 2000 was $280,000,000 and $178,000,000, compared to its carrying value of $277,369,000 and $243,686,000. The fair value of these senior subordinated discount notes is based on the most recently available trading prices. The carrying amount of substantially all of the remainder of the Company's long-term debt approximates fair value due to the borrowings variable interest rates.

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

12. Related Party Transactions

     During the years ended December 31, 2001, 2000 and 1999, the Company paid $1,740,000, $650,000 and $10,000, respectively, to a company owned by certain of the Company's principal stockholders for internet, voice mail services and local telephone service which the Company uses in its business. The Company leases office space to this related entity and realized rental income of $427,000 and $128,000 for the years ended December 31, 2001 and December 31, 2000, respectively.

     The Company contracted with Unibill, Inc. (Unibill), a subsidiary of Cameron, for a portion of its subscriber billing and programming in 2001 and all subscriber billing in 2000 and 1999. The aggregate amounts paid to Cameron for such services during the years ended December 31, 2001, 2000 and 1999 totaled $5,529,000, $4,100,000 and $2,784,000, respectively. Additionally, the Company leases office space, equipment and warehouse space from Unibill. The Company paid Unibill $264,000 and $250,000 during the years ended December 31, 2001 and 2000, respectively, to lease these properties.

     The Company also purchases long distance services from Cameron pursuant to an oral agreement and resells the service to the Company's customers. The aggregate amounts paid to Cameron for such services during the years ended December 31, 2001, 2000 and 1999, totaled $6,562,000, $2,900,000 and
$1,494,000, respectively. Cameron also provides circuit and interconnect services to the Company and was paid $407,500 and $272,000 for the years ended December 31, 2001 and December 31, 2000, respectively. The Company leases tower space and paid Cameron $80,000 and $47,000 for the years ended December 31, 2001 and 2000, respectively. The Company also leases time on the Cameron corporate jet at rate of $3.00 per nautical mile and paid Cameron $210,000, $131,000 and $110,000 for the years ended December 31, 2001,2000 and 1999, respectively. In addition, the Company sold a tract of vacant in land in 2001 to this related entity for $792,000.

                        US UNWIRED INC. AND SUBSIDIARIES

                               December 31, 2001


     The Company has entered into management agreements with affiliated entities. During the years ended December 31, 2001, 2000, and 1999, the Company recorded $3,135,000, $3,972,000 and $2,366,000, respectively, in management fee revenues pursuant to these agreements.

     In October 1999, the Company entered into consulting agreements with William L. Henning, Sr. and John A. Henning, both of whom serve on the Company's board of directors. The Company paid $250,000 to William L. Henning, Sr. and $150,000 to John A. Henning for consulting services related to securing certain bank financing and the senior subordinated discount notes.

13. Selected Quarterly Financial Data (Unaudited)

                                          First     Second    Third     Fourth
                                         Quarter   Quarter   Quarter   Quarter
                                         --------  --------  --------  --------
                                                    (In thousands)
2001
  Revenues.............................. $ 47,893  $ 58,681  $ 71,358  $ 81,242
  Operating loss........................  (27,066)  (15,939)  (11,965)  (18,319)
  Loss from continuing operations.......  (32,587)  (17,813)  (21,645)  (25,566)
  Net loss..............................  (32,587)  (17,813)  (21,645)  (25,566)
  Basic and diluted earnings per share:
  Net loss per common share............. $  (0.40) $  (0.21) $  (0.26) $  (0.27)
2000
  Revenues.............................. $ 22,291  $ 25,577  $ 29,299  $ 35,884
  Operating loss........................  (14,229)  (13,243)  (17,450)  (32,973)
  Loss from continuing operations.......  (14,203)  (14,352)  (22,099)  (26,901)
  Discontinued operations...............       --     6,483        --     1,064
  Extraordinary loss....................     (238)       --        --        --
  Net loss..............................  (14,441)   (7,869)  (22,099)  (25,837)
  Basic and diluted earnings per share:
    Continuing operations............... $  (0.32) $  (0.21) $  (0.28) $  (0.34)
    Discontinued operations.............       --      0.10        --      0.01
    Extraordinary loss..................       --        --        --        --
                                         --------  --------  --------  --------
  Net loss per common share............. $  (0.32) $  (0.11) $  (0.28) $  (0.33)
                                         ========  ========  ========  ========

14. Subsequent Events

     On February 8, 2002, the Company entered into an agreement to acquire Sprint PCS network partner Georgia PCS Management, L.L.C. ("Georgia PCS"). Under the terms of the agreement, the Company will issue approximately 5.5 million shares of class A common stock, subject to adjustment based on the amount of Georgia PCS's indebtedness at the completion of the merger with Georgia PCS. Additionally, the Company will pay off approximately $54.8 million of indebtedness of Georgia PCS and will add a $40.0 million term loan to the Company's existing senior credit facility. The loan is expected to bear interest at LIBOR plus 4% with 96% of the loan maturing in 2008.

     The completion of this merger is subject to the approval of Sprint PCS, the Company's lenders under the senior credit facility and federal anti-trust authorities as well as customary other closing conditions. The Company expects to complete this acquisition in March 2002. The completion of this merger is subject to various conditions, and as a result, the Company cannot be certain it will occur.

                        US UNWIRED INC. AND SUBSIDIARIES

                 Schedule II--Valuation and Qualifying Accounts

                                 (In thousands)

                                                        Year ended December
                                                                31,
                                                       ------------------------
                                                        2001     2000     1999
                                                       -------  -------  ------
Income tax valuation allowance
  Balance at beginning of year........................ $29,398  $ 2,026  $   --
  Additions...........................................  32,136   27,372   2,026
  Reductions..........................................      --       --      --
                                                       -------  -------  ------
  Balance at end of year.............................. $61,534  $29,398  $2,026
                                                       =======  =======  ======
Allowance for doubtful accounts
  Balance at beginning of year........................ $   294  $   184  $  217
  Additions...........................................   9,152      976     139
  Reductions..........................................  (6,044)    (866)   (172)
                                                       -------  -------  ------
  Balance at end of year.............................. $ 3,402  $   294  $  184
                                                       =======  =======  ======
Reserve for inventory obsolescence
  Balance at beginning of year........................ $   237  $   939  $  151
  Additions...........................................     618      858   1,312
  Reductions..........................................      --   (1,560)   (524)
                                                       -------  -------  ------
  Balance at end of year.............................. $   855  $   237  $  939
                                                       =======  =======  ======