Form 10-Q
period 2002-03-31
US UNWIRED INC
filed 2002-05-09
CIK 1024149

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO
     ________________.

Commission file number 000-22003

                                 US UNWIRED INC.
             (Exact name of registrant as specified in its charter)

              Louisiana                                72-1457316
   (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                 Identification No.)

          901 Lakeshore Drive
            Lake Charles, LA                              70601
(Address of principal executive offices)               (Zip code)

                                 (337) 436-9000
              (Registrant's telephone number, including area code)


  ..........................................................................
             (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 128,772,372 shares of common stock, $0.01 par value per share, outstanding at May 1, 2002.

Part I  - Financial Information

                                                                         Page
                                                                         ----
Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets.......................    3
           Condensed Consolidated Statement of Operations..............    4
           Condensed Consolidated Statement of Cash Flows..............    5
           Notes to Condensed Consolidated Financial Statements........    6

Item 2.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations..................................   10

Part II    OTHER INFORMATION

Item 2.    Changes in Securities.......................................   17
Item 6.    Exhibits and Reports on Form 8-K............................   18
Signatures.............................................................   18

Part I       Financial Information
Item 1.      Financial Statements

US UNWIRED INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)


                                                                March 31,      December 31,
                                                                  2002             2001
                                                                ---------      ------------
                                                               (Unaudited)       (Note 1)
                               Assets
Current assets:
      Cash and cash equivalents                                 $  58,728        $ 100,589
      Subscriber receivables, net                                  33,386           30,011
      Other receivables                                               658           10,042
      Inventory                                                     3,873            7,691
      Prepaid expenses and other assets                            11,090            9,373
      Receivables from related parties                                914              705
      Receivables from officers                                       138              138
                                                                ---------        ---------
      Total current assets                                        108,787          158,549

Property and equipment, net                                       310,347          255,761
Goodwill and other intangibles, net                                85,517           32,840
Notes receivable from unconsolidated affiliates                     1,753            1,735
Other assets                                                       26,183           25,649
                                                                ---------        ---------
Total assets                                                    $ 532,587        $ 474,534
                                                                =========        =========

                   Liabilities and stockholders' equity

Current liabilities:
      Accounts payable                                          $  19,996        $  26,602
      Accrued expenses                                             40,292           27,156
      Current maturities of long term obligations                     699              693
                                                                ---------        ---------
      Total current liabilities                                    60,987           54,451

Long term obligations, net of current maturities                  387,518          338,675
Deferred gain                                                      37,290           38,216
Investments in and advances to unconsolidated affiliates            3,377            3,554

Stockholders' equity:
      Common stock                                                    859              844
      Additional paid in capital                                  217,250          185,127
      Retained deficit                                           (174,694)        (146,333)
                                                                ---------        ---------
      Total stockholders' equity                                   43,415           39,638
                                                                ---------        ---------
      Total liabilities and stockholders' equity                $ 532,587        $ 474,534
                                                                =========        =========

     See accompanying notes to condensed consolidated financial statements.

US UNWIRED INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share data)
(Unaudited)


                                                                    For the three months ended
                                                                              March 31,
                                                                        2002             2001
                                                                        ----             ----
Revenues:
       Subscriber                                                   $ 56,115         $ 27,031
       Roaming                                                        30,743           15,020
       Merchandise sales                                               4,287            4,437
       Other revenue                                                     925            1,405
                                                                    --------         --------
       Total revenue                                                  92,070           47,893
Expense:
       Cost of service                                                39,975           21,149
       Merchandise cost of sales                                       7,990           10,245
       General and administrative                                     25,969           12,228
       Sales and marketing                                            21,544           15,754
       Non-cash stock compensation                                     1,166            1,322
       Depreciation and amortization                                  14,185           14,261
                                                                    --------         --------
       Total operating expense                                       110,829           74,959
                                                                    --------         --------
Operating loss                                                       (18,759)         (27,066)
Other income (expense):
       Interest expense                                              (10,107)          (6,722)
       Gain on sale of assets                                             --              946
                                                                    --------         --------
       Total other expense                                           (10,107)          (5,776)
                                                                    --------         --------

Loss before equity in income of unconsolidated affiliates            (28,866)         (32,842)
Equity in income of unconsolidated affiliates                            505              255
                                                                    --------         --------
Net loss                                                            $(28,361)        $(32,587)
                                                                    ========         ========
Basic and diluted loss per share                                    $  (0.33)        $  (0.40)
                                                                    ========         ========
Weighted average outstanding common shares                            84,856           80,723
                                                                    ========         ========

     See accompanying notes to condensed consolidated financial statements.

US UNWIRED INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)
(Unaudited)


                                                               For the three months ended
                                                                       March 31,
                                                                  2002          2001
                                                                  ----          ----
               Cash flows from operating activities

Net cash provided by (used in) operating activities               $   3,413     $ (8,459)

               Cash flows from investing activities

Payments for the purchase of equipment                              (39,258)     (21,644)
Acquisition of business, net of cash acquired                       (55,265)          --
Proceeds from sale of assets                                         10,016        4,382
Sale of marketable securities                                            --      176,705
Purchase of marketable securities                                        --      (12,544)
Investments in unconsolidated affiliates                                 --         (273)
                                                                  ---------     --------
Net cash (used in) provided by investing activities                 (84,507)     146,626


               Cash flows from financing activities

Proceeds from long-term debt                                         40,000          ---
Proceeds from stock options exercised                                   167          116
Principal payments of long-term debt                                   (171)        (169)
Debt issuance costs                                                    (763)        (130)
                                                                  ---------    ---------
Net cash provided by (used in) financing activities                  39,233         (183)
                                                                  ---------    ---------
Net (decrease) increase in cash and cash equivalents                (41,861)     137,984

Cash and cash equivalents at beginning of period                    100,589       15,136
                                                                  ---------    ---------
Cash and cash equivalents at end of period                        $  58,728    $ 153,120
                                                                  =========    =========

     See accompanying notes to condensed consolidated financial statements.

US UNWIRED INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002
(UNAUDITED)

1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

     The condensed consolidated balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The condensed consolidated financial statements contained herein should be read in conjunction with the financial statements and notes included in the Form 10-K for US Unwired Inc. for the year ended December 31, 2001, filed on March 5, 2002 with the Securities and Exchange Commission.

2.   Description of the Organization

     US Unwired Inc. ("the Company") is principally engaged in the ownership and operation of wireless communications systems, consisting of personal communications systems ("PCS"), cellular and paging communication systems in the southeastern and northeastern regions of the United States.

     On March 8, 2002, the Company acquired 100% of the ownership interests of Georgia PCS Management, LLC (Georgia PCS) for approximately $84.5 million. The service area of Georgia PCS is adjacent to the Company's existing markets and is also adjacent on the north and the south to Atlanta, where service is provided by Sprint PCS. Georgia PCS has completed its initial build out, and as of March 8, 2002 provided network coverage to approximately 70% of the 1.4 million residents in its service area. As a result, management believes that it has access to some of the most attractive and fastest growing markets in the southeastern United States and allows the Company to leverage its existing operations and experience with other markets in the Company's territory. An aggregate 5.4 million Class A common shares of the Company's stock valued at $28.4 million were exchanged for the outstanding membership units of Georgia PCS. The value of the 5.4 million shares issued was based on the average market price of the Company's common shares over the period including the five days before and after the first day the number of common shares to be issued became fixed. Of the Company's 5.4 million Class A common shares issued, 1.1 million shares are being held in escrow pending resolution of certain post closing adjustments. In connection with the merger, the Company repaid approximately $54.3 million of Georgia PCS's indebtedness and other obligations and entered into an amended and restated credit agreement related to the Company's senior credit facility. The Company has incurred approximately $1.8 million in closing costs associated with the acquisition. The acquisition has been accounted for using the purchase method of accounting. The aggregate purchase price has been allocated to the assets acquired and liabilities assumed based the Company's estimate of their fair values. The excess of the purchase price over the fair value of the net identifiable assets has been allocated to goodwill. The Company's operating results for the three-month period ended March 31, 2002 include the operating results of Georgia PCS since the date of acquisition, March 8, 2002.

     On April 1, 2002, the Company acquired 100% of the outstanding stock of IWO Holdings Inc. ("IWO"). IWO provides PCS services and related products to customers in the northeastern United States as part of Sprint PCS's network. IWO's service area consists of a large portion of upstate New

     York, New Hampshire, Vermont and portions of Massachusetts and Pennsylvania with a total population of approximately 6.3 million residents. Each share of IWO stock was converted to 1.0371 shares of US Unwired Class A common stock. As a result, approximately 37.6 million outstanding shares of IWO stock were converted to approximately 39.0 million shares of US Unwired Class A common stock. In addition, 6.9 million shares of Class A common stock are reserved for issuance upon exercise of IWO options, IWO Founders and Management Warrants and IWO High Yield Warrants based upon the same conversion ratio.

     In conjunction with the acquisition of IWO and effective on the April 1, 2002 date of the merger, the stockholders, approved and adopted amendments of the Second Restated Articles of Incorporation of the Company to provide for the reclassification of each share of Class B common stock to Class A common stock; the change of the name of Class A common stock to "common stock"; the addition of the 300 million authorized shares of Class B Common Stock to the existing 500 million shares of Class A common stock; and the deletion of references of the two classes of common stock and of the special provisions to the two classes of common stock.

     Because the acquisition occurred on April 1, 2002, the accompanying March 31, 2002 financial statements do not include financial information for IWO. For additional information on IWO, refer to the Company's Form S-4s filed with the Securities and Exchange Commission on February 1, 2002 and February 11, 2002 and the Company's Form 8-Ks filed with the Securities and Exchange Commission on April 1, 2002 and April 8, 2002.

3.   Details of Certain Balance Sheet Accounts

     Major categories of property and equipment consisted of the following:

                                                 March 31,      December 31,
                                                   2002            2001
                                                   ----            ----
                                                      (In thousands)
     Land                                           $722            $656
     Buildings and leasehold improvements         12,265          11,418
     Facilities and equipment                    405,603         337,955
     Furniture, fixtures and vehicles              6,893           6,447
     Construction in progress                     13,497          15,750
                                                  ------          ------
                                                 438,980         372,226
     Less accumulated depreciation               128,633         116,465
                                                 -------         -------
                                                $310,347        $255,761
                                                ========        ========

     Goodwill and other intangibles consisted of the following:

                                            March 31,       December 31,
                                              2002              2001
                                              ----              ----
                                                   (In thousands)

     Goodwill                                 $52,159         $31,032
     Sprint affiliation agreement              16,500              --
     Subscriber base                           24,324          12,024
                                              -------         -------
                                               92,983          43,056

     Less: accumulated amortization             7,466          10,216
                                              -------         -------
                                              $85,517         $32,840

4.   Long-Term Obligations

     Long-term obligations consisted of the following:


                                                          March 31,       December 31,
                                                             2002             2001
                                                             ----             ----
                                                               (In thousands)
    Debt outstanding under senior credit facilities:
       Senior subordinated discount notes                  $286,389         $277,369
       Bank credit facility                                  90,000           50,000
       Capital leases                                         7,588            7,691
       Other financing                                        4,240            4,308
                                                           --------         --------
    Total long-term obligations                             388,217          339,368
    Less current maturities                                     699              693
                                                           --------         --------
    Long-term obligations, excluding current maturities    $387,518         $338,675
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

     The Notes are fully, unconditionally, and jointly and severally guaranteed by all of the Company's subsidiaries: LA Unwired and Unwired Telecom Corp. ("Unwired Telecom"). Each of the guarantees is a general unsecured obligation of the guarantor. Each of the guarantees ranks equally in right of payment with the guarantor's future senior subordinated indebtedness and is subordinated in right of payment to all existing and future senior debt of the guarantor. The parent Company, US Unwired, has no independent assets or operations.

     Effective March 8, 2002 and in connection with the acquisition of Georgia PCS, the Company entered into an amended and restated credit agreement related to its senior credit facility that expanded its credit facility from $130 million to $170 million. The amended credit facility provides for an $80 million reducing revolving credit facility and a $90 million loan. Borrowings of $40 million under this senior credit facility were used to finance the acquisition of Georgia PCS. The credit facility matures in 2008. At March 31, 2002, the Company had $80.0 million available under this facility.

     The reducing revolver is permanently reduced in quarterly installments beginning June 2002 in amounts that vary between $1.3 million and $6.0 million. The term loans will be repaid in quarterly installments beginning on June 30, 2003 and ending December 31, 2007, in varying amounts between $1.3 million and $3.8 million with a final quarterly installment due on March 31, 2008 of $38.4 million. All loans made under the senior credit facility bear interest at variable rates tied to the prime rate, the federal funds rate or LIBOR. The credit facility is secured by all of the assets of the Company and its subsidiaries (other than property owned by IWO which the Company acquired on April 1, 2002). Additionally, the senior credit facility is subject to certain restrictive covenants.

5.   Goodwill and Other Intangible Assets - Adoption of Statement 142

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

     The Company adopted these new rules on accounting for goodwill and other intangible assets on January 1, 2002. During the second quarter of 2002, the Company will complete the first of the required impairment tests of goodwill and indefinite lived assets as of January 1, 2002 and does not believe that the adoption of this provision of the new rules will have a material adverse impact on the Company's financial statements.

     The following information provides net loss and net loss per share information for the three-month period ended March 31, 2001 adjusted to exclude amortization expense recognized in this period related to goodwill.

                                                      Three-month period
                                                     ended March 31, 2001
                                                     --------------------
                                                        (In thousands)
          Reported net loss                                $(32,587)
          Add back:  Goodwill amortization                      497
                                                           --------
          Adjusted net loss                                $(32,090)
                                                           =========

     Basis and diluted loss per share:

                                                     Three-month period
                                                     ended March 31, 2001
                                                     --------------------
          Reported net loss                                 $(.40)
          Add back:  Goodwill amortization                     --
                                                            -----
          Adjusted net loss                                 $(.40)
                                                            =====

6.   Change in Accounting Estimate

     Effective July 1, 2001, the Company revised its estimated lives for certain depreciable assets. The estimated lives of network switch equipment was increased from five to seven years, cell site towers from five to 10 years and related cell site equipment was increased from five to seven years. The Company revised these estimates after considering the impact of certain upgrades to its network that management believes extends the useful lives of these assets. This change resulted in a reduction of depreciation expense of approximately $5.9 million for the three-month period ended March 31, 2002.

7.   Commitments and Contingencies

     The Company's PCS licenses are subject to a requirement that the Company construct network facilities that offer coverage to 25% of the population or have substantial service in each of its Business Trading Areas ("BTAs") within five years from the grant of the licenses. As of March 31, 2002, management believes Sprint PCS has met the requirements necessary for the licenses that the Company operates for Sprint PCS under the Sprint PCS management agreements. Management also believes that it has met meet the requirements for all other PCS licenses by the required date in April 2002.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements, which are statements about future business strategy, operations and capabilities, construction plan, construction schedule, financial projections, plans and objectives of management, expected actions of third parties and other matters. Forward-looking statements often include words like believes, belief, expects, plans, anticipates, intends, projects, estimates, may, might, would or similar words. Forward-looking statements speak only as of the date of this report. They involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different. In addition to the investment considerations described elsewhere, specific factors that might cause such a difference include, but are not limited to (i) our ability to integrate operations and finance future growth opportunities; (ii) our dependence on Sprint PCS; (iii) our ability to expand our Sprint PCS network or to upgrade the Sprint PCS network to accommodate new technologies; (iv) limited operating history in the PCS market and anticipation of future losses; (v) potential fluctuations in operating results; (vi) changes or advances in technology; (vii) changes in law or government regulation; (viii) competition in the industry and markets in which we operate; (ix) future acquisitions; (x) our ability to attract and retain skilled personnel; (xi) our dependence on contractor and consultant services, network implementation and information technology support;
(xii) our potential inability to expand the services and related products we provide in the event of substantial increases in demand in excess of supply for network and handset equipment and related services and products; (xiii) the availability at acceptable terms of sufficient funds to pay for our business plans; (xiv) changes in labor, equipment and capital costs; (xv) any inability to comply with the indentures that govern our senior notes or credit agreements;
(xvi) changes in management; and (xvii) general economic and business conditions.

You should not rely too heavily on any forward-looking statement. We cannot assure you that our forward-looking statements will prove to be correct. We have no obligation to update or revise publicly any forward-looking statement based on new information, future events or otherwise. This discussion should be read in conjunction with our financial statements included in this report and with the financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and with risk factors identified in Investment Considerations that are included in the Form 10-K for US Unwired Inc. for the year ended December 31, 2001, filed on March 5, 2002 with the Securities and Exchange Commission ("SEC").

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

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of customers to make payments. If the financial conditions of our customers deteriorate, resulting from the customers' inability to make payments, additional allowances will be required.

We provide additional allowances for economically challenged customers that have been granted limited credit and recognize the revenue only after the customer has made an initial payment. If these credit challenged customers fail to make payments after making an initial payment, additional allowances may be required.

We recognize only a portion of contract cancellation fees billed to customers that disconnect service prior to fulfilling the contractual length of service, as there is no assurance that all contract cancellation fees that are billed will be collected. If the collections on contract cancellation fees are less than that recognized, additional allowances may be required.

We defer revenues collected for activation fees over the estimated life of the subscriber relationship, which we believe to be 15-24 months, based upon our historical trends of average customer lives and discussions with Sprint PCS. We also defer an activation expense in an amount equal to activation fee revenue and defer this expense in an amount equal to the activation fee revenue over the life of the subscriber relationship. If the estimated life of the subscriber relationship increases or decreases, the amounts of deferred revenue and deferred expense will be adjusted over the revised estimated life of the subscriber relationship.

We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be necessary.

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

Overview

Through our subsidiary, Louisiana Unwired, LLC ("LA Unwired"), we provide wireless personal communication services, commonly referred to as PCS, to 11.3 million residents in Louisiana, Texas, Florida, Arkansas, Mississippi, Georgia and Alabama. We are a network partner of Sprint PCS, the personal communications services group of Sprint Corporation. Sprint PCS, directly and through affiliates like us, provides wireless services in more than 4,000 cities and communities across the country. We have the exclusive right to provide digital PCS services under the Sprint(R) and Sprint PCS(R) brand names in our service area which is among the largest in population and subscribers of the Sprint PCS network partners and is contiguous with Sprint PCS's launched markets of Houston, Dallas, Atlanta, Little Rock, New Orleans, Birmingham, Tallahassee, Jacksonville and Memphis.

On March 8, 2002, we acquired 100% of the ownership interests of Georgia PCS Management, LLC (Georgia PCS) for approximately $84.5 million. The service area of Georgia PCS is adjacent to the Company's existing markets and is also adjacent on the north and the south to Atlanta, where service is provided by Sprint PCS. Georgia PCS has completed its initial build out, and as of March 8, 2002 provided network coverage to approximately 70% of the 1.4 million residents in its service area. An aggregate 5.4 million Class A common shares of our stock valued at $28.4 million was exchanged for the outstanding membership units of Georgia PCS. The value of the 5.4 million shares issued was based on the average market price of our common shares over the period including the five days before and after the first day the number of common shares to be issued became fixed. Of our 5.4 million Class A common shares issued, 1.1 million shares are being held in escrow pending resolution of certain post closing adjustments. In connection with the merger, we repaid approximately $54.3 million of Georgia PCS's indebtedness and other obligations and entered into an amended and restated credit agreement related to our senior credit facility. We have incurred an approximately $1.8 million in closing costs associated with the acquisition. The acquisition has been accounted for using the purchase method of accounting. The aggregate purchase price has been allocated to the assets acquired and liabilities assumed based on our initial estimate of our fair values. The excess of the purchase price over the fair value of the net identifiable assets has been allocated to goodwill. Our operating results for the three-month period ended March 31, 2002 include the operating results of Georgia PCS since the date of acquisition, March 8, 2002.

On April 1, 2002, we acquired 100% of the outstanding stock of IWO Holdings Inc. ("IWO"). IWO provides PCS services and related products to customers in the northeastern United States as part of Sprint PCS's network. IWO's service area consists of a large portion of upstate New York, New Hampshire, Vermont and portions of Massachusetts and Pennsylvania with a total population of approximately 6.3 million residents. Each share of IWO stock was converted to
1.0371 shares of US Unwired Class A common stock. As a result, approximately
37.6 million outstanding shares of IWO stock were converted to approximately
39.0 million shares of US Unwired Class A common stock. In addition, 6.9 million shares of Class A common stock are reserved for issuance upon exercise of IWO options, IWO Founders and Management Warrants and IWO High Yield Warrants based upon the same conversion ratio. Because the acquisition occurred on April 1, 2002, the Company's March 31, 2002 financial statements do not include financial information for IWO.

We currently provide Sprint PCS service to all 49 of our geographical areas, known as basic trading areas, BTAs or markets. A market is a geographical area in which we operate, and, in total, our service area consists of 49 markets. We have completed the initial network build-out plan and have met the Sprint PCS management agreement requirement to provide network coverage to 65% of the resident population in our service area. We are continuing to expand our service by upgrading network equipment and adding cell sites in certain markets that we believe will help us provide better service.

We have added 73,300 PCS subscribers since December 31, 2001 and as of March 31, 2002 had approximately 350,300 PCS subscribers. The number of new subscribers includes 41,100 subscribers that joined us on March 8, 2002 as a result of our acquisition of Georgia PCS. Inclusive of Georgia PCS, we provided network coverage to approximately 7.9 million residents out of approximately 11.3 million total residents or 71% of the people in our service area. The number of people in our service area does not represent the number of Sprint PCS subscribers that we expect to have in our service area.

In October 2000, we amended our management agreements with Sprint PCS. Effective June 2001, Sprint PCS began providing billing and customer care services for new PCS subscribers added in certain markets where we had previously provided these services. We completed the migration of a substantial portion of our customer base to Sprint PCS's billing and customer care platform in January 2002. On an ongoing basis, we plan to continue to perform network capacity monitoring and planning as well as limited customer care services. As a part of the amendment, Sprint PCS has also agreed to not change the reciprocal Sprint roaming rate of $0.20 per minute through December 2002 for Sprint PCS subscribers for all of our markets except those associated with the Georgia PCS acquisition, where the reciprocal rate is $.10 per minute.

We also provide cellular and paging services in parts of Louisiana through our wholly owned subsidiary, Unwired Telecom Corporation ("Unwired Telecom"). As of March 31, 2002, we had approximately 32,000 cellular and 12,000 paging subscribers.

We have experienced significant competition in our cellular markets from digital technologies that has resulted in an erosion of our cellular and paging customer base. In an effort to revitalize this part of our operation, we elected to enhance our cellular network to include TDMA digital technology. TDMA is one of three digital technologies in the United States and each uses a different digital language to send calls. Several providers, such as AT&T Wireless, Dobson Communications and Triton PCS, have chosen TDMA. In 2001, we completed the upgrade of our cellular network to include TDMA digital and expanded service to our cellular subscribers to now include voice mail notification, call waiting, caller identification and text messaging. We anticipate this upgrade will make us more competitive and provide increased service and roaming capacity.

Results of Operations

Three-Month Period Ended March 31, 2002 Compared to Three-Month Period Ended March 31, 2001

Revenues

                                         Three-month period ended March 31,
                                               2002               2001
                                               ----               ----
                                                 (In thousands)

          Subscriber revenues               $56,115            $27,031
          Roaming revenues                   30,743             15,020
          Merchandise sales                   4,287              4,437
          Other revenues                        925              1,405
                                            -------            -------
                Total revenues              $92,070            $47,893
                                            =======            =======

Subscriber revenues

Total subscriber revenues were $56.1 million for the three-month period ended March 31, 2002 as compared to $27.0 million for the three-month period ended March 31, 2001, representing an increase of $29.1 million. PCS subscriber revenues were $52.7 million for the three-month period ended March 31, 2002 as compared to $22.3 million for the three-month period ended March 31, 2001, representing an increase of $30.4 million and was primarily the result of an increase in PCS subscribers to 350,300 at March 31, 2002 from 172,400 at March 31, 2001. The increase includes 41,100 subscribers added at the March 8, 2002 acquisition date of Georgia PCS. Cellular and paging subscriber revenues were $3.4 million for the three-month period ended March 31, 2002 as compared to $4.7 million for the three-month period ended March 31, 2001, representing a $1.3 million decrease and was primarily the result of a decrease to 44,000 cellular and paging subscribers at March 31, 2002 from 65,200 cellular and paging subscribers at March 31, 2001.

Roaming revenues

Roaming revenues were $30.7 million for the three-month period ended March 31, 2002 as compared to $15.0 million for the three-month period ended March 31, 2001, representing an increase of $15.7 million. PCS roaming revenues were $27.8 million for the three-month period ended March 31, 2002 as compared to $12.8 million for the three-month period ended March 31, 2001, representing an increase of $15.0 million and was primarily the result of a higher volume of Sprint PCS(R) subscribers traveling through our markets and the expansion of our network coverage that included our Georgia PCS markets acquired on March 8, 2002. We operated 49 PCS markets at March 31, 2002 as compared to 37 PCS markets at March 31, 2001 and are continuing to expand our service by upgrading network equipment and adding cell sites in certain markets that we believe will help us provide better service. Cellular roaming revenues were $2.9 million for the three-month period ended March 31, 2002 as compared to $2.2 million for the three-month period ended March 31, 2001, representing an increase of $.7 million and was primarily the result of higher usage in our service area. We believe that this is partially due to upgrading our cellular network to a TDMA technology.

Merchandise sales

Merchandise sales were $4.3 million for the three-month period ended March 31, 2002 as compared to $4.4 million for the three-month period ended March 31, 2001, representing a decrease of $.1 million. PCS merchandise sales were $4.2 million for the three-month period ended March 31, 2002 as compared to $4.3 million for the three-month period ended March 31, 2001, representing a decrease of $.1 million. We added a total of 32,200 new subscribers during the three-month period ended March 31, 2002 not including the 41,100 Georgia PCS subscribers that joined us on the March 8, 2002 acquisition date. During the three month period ended March 31, 2001, we added 46,400 subscribers. The decrease in revenues when comparing the periods is the result of fewer handset sales at a higher per subscriber sales price. Despite the higher sales price, the cost of handsets typically exceeds the amount received from our subscribers because we subsidize the price of handsets to remain competitive in the marketplace. Cellular and paging merchandise sales were unchanged at $.1 million for the three-month period ended March 31, 2002 and the three-month period ended March 31, 2001.

Other revenues

Other revenues were $.9 million for the three-month period ended March 31, 2002 as compared to $1.4 million for the three-month period ended March 31, 2001, representing a decrease of $.5 million. PCS other revenues were $.6 million for the three-month period ended March 31, 2002 as compared to $.2 million for the three-month period ended March 31, 2001, representing an increase of $.4 million and was due to an increase in access fees received from long distance carriers to use our network. Corporate management other revenues were $.3 million for the three-month period ended March 31, 2002 as compared to $1.2 million for the three-month period ended March 31, 2001, representing a decrease of $.9 million due to a decrease in management services provided to our affiliates.

Operating Expenses

                                             Three-month period ended March 31,
                                                  2002               2001
                                                  ----               ----
                                                       (In thousands)
          Cost of service                      $ 39,975            $21,149
          Merchandise cost of sales               7,990             10,245
          General & administrative               25,969             12,228
          Sales & marketing                      21,544             15,754
          Non-cash stock compensation             1,166              1,322
          Depreciation & amortization            14,185             14,261
                                               --------            -------
                Total operating expenses       $110,829            $74,959
                                               ========            =======

Cost of service

Cost of service was $40.0 million for the three-month period ended March 31, 2002 as compared to $21.1 million for the three-month period ended March 31, 2001, representing an increase of $18.9 million. PCS cost of service was $38.6 million for the three-month period ended March 31, 2002 as compared to $19.5 million for the three-month period ended March 31, 2001, representing an increase of $19.1 million, which primarily related to an increase of $15.7 million in carrier roaming charges and an increase of $3.3 million in circuit and usage costs as a result of our larger subscriber base and market coverage. Cellular cost of service was $1.4 million for the three-month period ended March 31, 2002 as compared to $1.6 million for the three-month period ended March 31, 2001, representing a decrease of $.2 million and was primarily related to a decrease in our cellular and paging subscriber base and lower clearing house charges.

Merchandise cost of sales

Merchandise cost of sales was $8.0 million for the three-month period ended March 31, 2002 as compared to $10.3 million for the three-month period ended March 31, 2001, representing a decrease of $2.3 million. PCS merchandise cost of sales was $7.5 million for the three-month period ended March 31, 2002 as compared to $9.8 million for the three-month period ended March 31, 2001, representing a decrease of $2.3 million. We added a total of 32,200 new subscribers during the three-month period ended March 31, 2002 not including the 41,100 Georgia PCS subscribers that joined us on the March 8, 2002 acquisition date. During the three-month period ended March 31, 2001, we added 46,400 subscribers. The decrease in merchandise cost when comparing the periods is the result of fewer handset sales. The cost of handsets typically exceeds the amount received from our subscribers because we subsidize the price of handsets to remain competitive in the marketplace. Additionally, for the three-month period ended March 31, 2002, we elected, in conformance with Sprint PCS, to recognize the costs associated with our customers upgrading handsets as an administrative expense. This resulted in presenting approximately $1.1 million as general and administrative expense previously recognized as merchandise cost of sales. This information was not available for the three-month period ended March 31, 2001 and is included in merchandise cost of sales. Any comparisons should take this into consideration. Cellular and paging merchandise cost of sales were unchanged at $.5 million for the three-month period ended March 31, 2002 and the three-month period ended March 31, 2001. We also subsidize the price of cellular handsets to remain competitive in the marketplace.

General and administrative expenses

General and administrative expenses were $25.9 million for the three-month period ended March 31, 2002 as compared to $12.2 million for the three-month period ended March 31, 2001, representing an increase of $13.7 million. PCS general and administrative expense was $24.6 million for the three-month period ended March 31, 2002 as compared to $9.3 million for the three-month period ended March 31, 2001, representing an increase of $15.3 million and was primarily related to billing cost, servicing costs and bad debt expense as the number of PCS subscribers increased to 350,300 at March 31, 2002 from 172,400 at March 31, 2001 and overall market expansion increased to 49 PCS markets at March 31, 2002 from 37 markets at March 31, 2001. Cellular and paging general and administrative expenses were $1.0 million for the three-month period ended March 31, 2002 as compared to $1.7 million for the three-month period ended March 31, 2001, representing a decrease of $.7 million which is reflective of lower administrative costs relative to the decrease in cellular and paging subscriber base. Unallocated corporate general and administrative expenses were $.3 million at March 31, 2002 as compared to $1.2 million at March 31, 2001, representing a decrease of $.9 million and related to decreased administrative support for affiliated companies.

Sales and marketing expenses

Sales and marketing expenses were $21.5 million for the three-month period ended March 31, 2002 as compared to $15.8 million for the three-month period ended March 31, 2001, representing an increase of $5.7 million. PCS sales and marketing expenses were $20.5 million for the three-month period ended March 31, 2002 as compared to $14.7 million for the three-month period ended March 31, 2001, representing an increase of $5.8 million that primarily relates to increases in local media advertising, direct selling headcount and commissions paid to local and national third party retailers contracted to sell our product. Including the effect of our March 8, 2002 acquisition of Georgia PCS, PCS subscribers increased to 350,300 at March 31, 2002 from 172,400 at March 31, 2001; network coverage increased to 49 PCS markets at March 31, 2002 from 37 PCS markets at March 31, 2001; and 38 PCS retail outlets were open at March 31, 2002 as compared to 25 at March 31, 2001. Cellular and paging sales and marketing expenses were $1.0 million for the three-month period ended March 31, 2002 as compared to $1.1 million for the three-month period ended March 31, 2001, representing a decrease of $.1 million and was related to the decrease in our cellular and paging subscriber base.

Non-cash stock compensation

Non-cash compensation was $1.2 million for the three-month period ended March 31, 2002 as compared to $1.3 million for the three-month period ended March 31, 2001, representing a decrease of $0.1 million which was primarily due to forfeitures of options granted to employees terminated prior to the vesting of their options. The non-cash stock compensation consists of compensation expense related to the granting of certain stock options for the Company's stock in July 1999 and January 2000 with the exercise prices less than the market value of the Company's stock at the date of the grant. The non-cash stock compensation expense is being amortized over a four-year period representing the vesting of the options. Non-cash compensation includes $18,200 related to technical salaries in cost of services, $119,100 related to salaries in sales and marketing and $1.0 million related to salaries in general and administrative.

Depreciation and amortization expense

Depreciation and amortization expense was unchanged at $14.2 million for the three-month period ended March 31, 2002 and the three-month period ended March 31, 2001. PCS depreciation and amortization expense was $11.5 million for the three-month period ended March 31, 2002 as compared to $11.8 million for the three-month period ended March 31, 2001, representing a decrease of $.3 million. Net property and equipment for our PCS markets increased to $286.6 million at March 31, 2002 from $199.2 million at March 31, 2001, including $34.9 million associated with the Georgia PCS acquisition. The decrease in depreciation expense for the three-month period ended March 1, 2002 benefited from a change in estimate of the useful lives of certain depreciable assets in July 2001. Effective July 2001, we revised the useful lives of certain depreciable assets that resulted in a reduction of $5.9 million in depreciation expense for three-month period ended March 31, 2002. The estimated lives of network switch equipment was increased from five to seven years, cell site towers from five to 10 years and related cell site equipment from five to seven years. The Company revised these estimates after considering the impact of certain upgrades to its network that management believes extends the useful lives of these assets. Depreciation and amortization expense for our cellular and paging operations was $.6 million for the three-month period ended March 31, 2002 as compared to $1.0 million for the three-month period ended March 31, 2001 representing a decrease of $.4 million and was related to the change in estimated useful lives of certain depreciable assets and other certain fixed assets becoming fully depreciated.

Operating loss

The operating loss was $18.8 million for the three-month period ended March 31, 2002 as compared to $27.1 million for the three-month period ended March 31, 2001, representing a decrease of $8.3 million. The operating loss for our PCS operations was $17.5 million for the three-month period ended March 31, 2002 as compared to $25.6 million for the three-month period ended March 31, 2001, representing a decrease of $8.1 million that was primarily due to the increased revenues associated with our subscriber base and roaming revenue associated with the completion of our network build out and a change in estimate of the useful lives of certain depreciable assets that resulted in an $5.9 million decrease in depreciation expense for the three-month period ended March 31, 2002. The operating income for our cellular operations was $1.8 million for the three-month period ended March 31, 2002 as compared to operating income $1.0 million for the three-month period ended March 31, 2001, representing an increase of $.8 million and was primarily related to a decrease in general and administrative costs due to the lower number of cellular and paging subscribers.

Other Income/(Expense)

                             Three-month period ended March 31,
                                      2002         2001
                                      ----         ----
                                       (In thousands)
    Interest expense               $ (10,512)   $ (9,542)
    Interest income                      405       2,820
    Other                                 --         946
                                   ---------    --------
    Total other expense            $ (10,107)   $ (5,776)
                                   =========    ========

Interest expense was $10.5 million for the three-month period ended March 31, 2002 as compared to $9.5 million for the three-month period ended March 31, 2001, representing an increase of $1.0 million. The increase in interest expense resulted from the increase in outstanding debt. Our outstanding debt, including current maturities was $388.2 million at March 31, 2002 as compared to $313.3 million at March 31, 2001. The increase in debt primarily resulted from $40.0 million of additional borrowings in our senior credit facility associated with the acquisition of Georgia PCS and accreted interest on our subordinated discount note offering in October 1999.

Interest income was $.4 million for the three-month period ended March 31, 2002 as compared to $2.8 million for the three-month period ended March 31, 2001, representing a decrease of $2.4 million. The decrease was primarily due to less cash and cash equivalents available for investment.

Other income was $0 for the three-month period ended March 31, 2002 as compared to $.9 million for the three-month period ended March 31, 2001, representing a decrease of $.9 million. In the three-month period ended March 31, 2001, we recognized a $.9 million gain on sale of 14 towers.

Equity in Income of Unconsolidated Affiliates

Equity in income of unconsolidated affiliates was $.5 million for the three-month period ended March 31, 2002 as compared to $.3 million for the three-month period ended March 31, 2001, representing an increase of $.2 million and represents income associated with our 25% ownership interest in a Texas telecommunications company.

Liquidity and Capital Resources

Effective March 8, 2002 and in connection with the acquisition of Georgia PCS, the Company entered into an amended and restated credit agreement related to its senior credit facility that will provide for up to $80.0 million in revolving loans and up to $90.0 million in term loans. A portion of the proceeds of the credit facility was used to finance the acquisition of Georgia PCS and to fund the expansion of the Company's network. The credit facility matures in 2008. At March 31, 2002, the Company had $80.0 million available under this facility.

Cash provided by operating activities was $3.4 million for the three-month period ended March 31, 2002. Cash used in investing activities was $84.5 million for the three-month period ended March 31, 2002 and primarily consisted of $39.3 million used to purchase property and equipment and $55.3 million primarily used to acquire Georgia PCS offset by $10.0 million in proceeds the sale and leaseback of certain towers in December 2001. Cash provided by financing activities was $39.2 million for the three-month period ended March 31, 2002, and primarily consisted of a $40.0 term loan from our credit facility that was used to acquire Georgia PCS.

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

PART II

Item 2.  Changes in Securities

On April 4, 2000, the Company filed a registration statement on Form S-1 (file No. 333-33964) with the Securities and Exchange Commission for the sale to the public of 8,000,000 shares of its Class A common stock ("the Stock Offering"). The registration statement became effective on May 17, 2000, and 8,000,000 shares were issued on May 23, 2000 at the price of $11.00 per share before underwriting discount. The underwriters had the option to purchase up to an additional 1.2 million shares from selling stockholders at the same price of $11.00 per share before underwriting discount. The underwriters exercised a portion of their over allotment option, and on September 12, 2000, purchased 236,700 shares. The Stock Offering has terminated. As of March 31, 2002, a portion of the net proceeds of $80.6 million has been expended as working capital and to fund our build out.

On March 8, 2002, the Company completed its acquisition of Georgia PCS Management, L.L.C. pursuant to an Agreement and Plan of Merger dated as of February 8, 2002. A portion of the acquisition price included an aggregate of 5,395,615 shares of the Company's Class A common stock that were exchanged for the outstanding membership units and options of the former owners and employees. Of our 5,395,615 Class A common shares issued, 1,100,000 shares are being held in escrow pursuant to the terms and conditions of an escrow agreement requiring the former members to satisfy any outstanding obligations of the former members made against us after the date of the merger. The Company relied on Section 4(2) of the Securities Act of 1933, as amended ("the Act") for the exemption from registration because there were only 13 sellers, all of whom are sophisticated. Under the terms of the Agreement, the Company is required to file a "shelf" registration statement pursuant to Rule 415 under the Securities Act of 1933 providing for the sale by each recipient of the securities within 120 days of April 1, 2002.

In conjunction with agreement to acquire IWO Holding Inc. and effective on the April 1, 2002 date of the merger, the Company, in a special meeting of the Stockholders, approved and adopted amendments of the First Restated Articles of Incorporation of the Company to provide for the reclassification of each share of Class B common stock to Class A common stock; the change of the name of Class A common stock to "common stock"; the addition of the 300 million authorized shares of Class B Common Stock to the existing 500 million shares of Class A common stock; and the deletion of references to the two classes of common stock and of the special provisions to the two classes of common stock.

Item 6.  Exhibits and Reports on Form 8-K

a.       Exhibits

         (a) The following exhibits are filed as part of this report:

         3.1       Third Restated Articles of Incorporation of US Unwired Inc.
         3.2       By-laws of US Unwired Inc. as Amended on March 29, 2002
         4.4(i)*   Amended and Restated Agreement Credit Agreement dated
                   March 8, 2002 between US Unwired Inc. and lenders

         * Incorporated by reference to Exhibit 4.1 of Form 8-K filed on March 21, 2002.

b.       Reports on Form 8-K

         On February 14, 2002, we filed a Current Report on Form 8-K containing a press release announcing a definitive agreement for US Unwired Inc. to acquire Georgia PCS Management, L.L.C.

         On March 21, 2002, we filed a Current Report on Form 8-K containing an announcement of the completion of our acquisition of Georgia PCS Management, L.L.C.

         On March 22, 2002, we filed an amended Current Report on Form 8-K pursuant to which we disclosed the date that the March 21, 2002 Form 8-K was signed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

May 9, 2002                              US UNWIRED INC.

                                         By:  /s/ Jerry E. Vaughn
                                         ----------------------------
                                         Jerry E. Vaughn
                                         Chief Financial Officer