Form 10-Q
period 2002-06-30
US UNWIRED INC
filed 2002-08-13
CIK 1024149

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X[ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO
     _____________.

                    Commission file number ...000-22003...

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

There were 128,822,372 shares of common stock, $0.01 par value per share, outstanding at August 1, 2002.

Part I  -   Financial Information


                                                                          Page

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets                           3
            Condensed Consolidated Statements of Operations                 4
            Condensed Consolidated Statements of Cash Flows                 5
            Notes to Condensed Consolidated Financial Statements            6

Item 2.     Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                 17

Part II  -  OTHER INFORMATION

Item 2.     Changes in Securities                                           26
Item 4.     Submission of Matters to a Vote of Security Holders             28
Item 6.     Exhibits and Reports on Form 8-K                                29

Signatures                                                                  30

Part I       Financial Information
Item 1.      Financial Statements

US UNWIRED INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                                             June 30,       December 31,
                                                                               2002             2001
                                                                               ----             ----
                                                                            (Unaudited)       (Note 1)
                                  Assets
Current assets:
      Cash and cash equivalents                                             $   39,453         $100,589
      Investment securities at amortized cost held to maturity                  54,077               --
      Restricted cash                                                           33,849               --
      Subscriber receivables, net                                               43,849           30,011
      Other receivables                                                          1,759           10,042
      Inventory                                                                  8,863            7,691
      Prepaid expenses and other assets                                         16,269            9,373
      Receivables from related parties                                             881              705
      Receivables from officers                                                    138              138
                                                                            ----------         --------
      Total current assets                                                     199,138          158,549

Property and equipment, net                                                    478,441          255,761
Restricted cash                                                                 18,100               --
Goodwill and other intangibles, net                                            565,415           32,840
Notes receivable from unconsolidated affiliates                                  1,772            1,735
Other assets                                                                    46,387           25,649
                                                                            ----------         --------
Total assets                                                                $1,309,253         $474,534
                                                                            ==========         ========
                 Liabilities and stockholders' equity
Current liabilities:
      Accounts payable                                                         $44,935          $26,602
      Accrued expenses                                                          69,743           27,156
      Current maturities of long term obligations                                2,139              693
                                                                            ----------         --------
      Total current liabilities                                                116,817           54,451

Long term obligations, net of current maturities                               721,693          338,675
Deferred gain                                                                   35,704           38,216
Investments in and advances to unconsolidated affiliates                         3,247            3,554

Stockholders' equity:
      Common stock                                                               1,288              844
      Additional paid in capital                                               655,119          185,127
      Retained deficit                                                        (224,441)        (146,333)
      Promissory note                                                             (174)              --
                                                                            ----------         --------
      Total stockholders' equity                                               431,792           39,638
                                                                            ----------         --------
      Total liabilities and stockholders' equity                            $1,309,253         $474,534
                                                                            ==========         ========

      See accompanying notes to condensed consolidated financial statements

US UNWIRED INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

                                                               For the three months ended          For the six months ended
                                                                        June 30,                            June 30,
                                                               --------------------------          -------------------------
                                                                   2002          2001             2002              2001
                                                                   ----          ----             ----              ----
Revenues:
       Subscriber                                                 $89,553       $33,721         $145,668          $60,752
       Roaming                                                     49,601        19,927           80,344           34,947
       Merchandise sales                                            4,742         3,586            9,029            8,023
       Other revenue                                                  516         1,447            1,441            2,852
                                                                ---------     ---------        ---------        ---------
       Total revenue                                              144,412        58,681          236,482          106,574
Expense:
       Cost of service                                             64,861        25,898          104,836           47,047
       Merchandise cost of sales                                   10,317         5,629           18,307           15,874
       General and administrative                                  38,097        11,313           64,066           23,541
       Sales and marketing                                         28,381        14,710           49,925           30,464
       Non-cash stock compensation                                  1,236         1,310            2,402            2,632
       Depreciation and amortization                               31,650        15,760           45,835           30,021
                                                                ---------     ---------        ---------        ---------
       Total operating expense                                    174,542        74,620          285,371          149,579
                                                                ---------     ---------        ---------        ---------
Operating loss                                                   (30,130)      (15,939)         (48,889)         (43,005)
Other income (expense):
       Interest expense                                          (19,779)       (8,022)         (29,886)         (14,744)
       Gain on sale of assets                                          3          7,273               3             8,219
                                                                ---------     ---------        ---------        ---------
       Total other expense                                       (19,776)         (749)         (29,883)          (6,525)

Loss before equity in income (loss) of unconsolidated
affiliates                                                       (49,906)      (16,688)         (78,772)         (49,530)
Equity in income (loss) of unconsolidated affiliates                  160       (1,125)              665            (870)
                                                                ---------     ---------        ---------        ---------
Net loss                                                        $(49,746)     $(17,813)        $(78,107)        $(50,400)
                                                                =========     =========        =========        =========
Basic and diluted loss per share                                  $(0.39)       $(0.21)          $(0.73)          $(0.61)
                                                                =========     =========        =========        =========
Weighted average outstanding common shares                        128,777        84,020          107,353           82,369
                                                                =========     =========        =========        =========

      See accompanying notes to condensed consolidated financial statements

US UNWIRED INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)
(Unaudited)


                                                                   For the six months ended
                                                                           June 30,
                                                                      2002          2001
                                                                      ----          ----
                   Cash flows from operating activities

Net cash used in operating activities                              $  (16,536)   $ (14,555)

                   Cash flows from investing activities

Payments for the purchase of equipment                                (63,202)     (55,072)
Acquisition of business, net of cash acquired                         (61,475)          --
Proceeds from maturities of investments                                10,935           --
Proceeds from sale of assets                                           10,016       44,133
Sale of marketable securities                                              --      176,705
Purchase of marketable securities                                          --     (12,544)
Proceeds from restricted cash                                              --        5,753
Investments in unconsolidated affiliates                                   --        (547)
                                                                   ----------    ---------
Net cash (used in) provided by investing activities                  (103,726)     158,428

                   Cash flows from financing activities

Proceeds from long-term debt                                           60,000        1,822
Proceeds from stock options exercised                                     212          550
Proceeds from promissory notes                                             19           --
Principal payments of long-term debt                                     (343)        (373)
Debt issuance costs                                                      (762)        (130)
                                                                   ----------    ---------
Net cash provided by financing activities                              59,126        1,869
                                                                   ----------    ---------
Net (decrease) increase in cash and cash equivalents                  (61,136)     145,742

Cash and cash equivalents at beginning of period                      100,589       15,136
                                                                   ----------    ---------
Cash and cash equivalents at end of period                         $   39,453    $ 160,878
                                                                   ==========    =========

     See accompanying notes to condensed consolidated financial statements.

US UNWIRED INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002
(UNAUDITED)


1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

2.   Description of the Organization

     US Unwired Inc. ("the Company") is principally engaged in the ownership and operation of wireless communications systems, consisting of personal communications systems ("PCS"), cellular and paging communication systems in the southern and northeastern regions of the United States.

3.   Acquisitions

     On March 8, 2002, the Company acquired 100% of the ownership interests of Georgia PCS Management, LLC (Georgia PCS) for approximately $84.5 million in Company stock and cash. Georgia PCS provides PCS services and related products to customers in the northeastern United States as part of Sprint PCS's network The service area of Georgia PCS is adjacent to the Company's existing markets and is also adjacent on the north and the south to Atlanta, where service is provided by Sprint PCS. Georgia PCS has completed its initial build out, and as of June 30, 2002 provided network coverage to approximately 70% of the 1.4 million residents in its service area. As a result, management believes that it has access to some of the most attractive and fastest growing markets in the southern United States, which allow the Company to leverage its existing operations and experience with other markets in the Company's territory.

     An aggregate 5.4 million common shares of the Company's stock valued at $28.4 million were exchanged for the outstanding membership units of Georgia PCS. The value of the 5.4 million shares issued was based on the average market price of the Company's common shares over the period including the five days before and after the first day the number of common shares to be issued became fixed. Of the Company's 5.4 million common shares issued, 1.1 million shares are being held in escrow pending resolution of certain post closing adjustments. Additionally, the Company repaid approximately $54.3 million of Georgia PCS's indebtedness and other obligations. The Company has incurred approximately $1.8 million in closing costs associated with the acquisition.

     The acquisition has been accounted for using the purchase method of accounting. The aggregate purchase price has been allocated to the assets acquired and liabilities assumed based on the Company's initial estimate of their fair values. The excess of the purchase price over the fair value of the net identifiable assets has been allocated to goodwill. The Company's operating results include the operating results of Georgia PCS since the date of acquisition, March 8, 2002.

     On April 1, 2002, the Company acquired 100% of the ownership interest in IWO Holdings, Inc. ("IWO") for approximately $447.8 million in Company stock. IWO provides PCS services and related products to customers in the northeastern United States as part of Sprint PCS's network. IWO's service area consists of a large portion of upstate New York, New Hampshire, Vermont and portions of Massachusetts and Pennsylvania with a total population of approximately 6.3 million residents. Management believes that the high population density and high median household income of these markets as well as IWO's experienced management team strengthen the Company's long-term ability to be a leader in the wireless communication industry. As consideration for the acquisition, the Company issued to the former stockholders of IWO approximately 39.0 million shares of the Company's common stock and reserved approximately 6.9 million additional shares of its common stock for issuance upon the exercise of options and warrants that the Company assumed or exchanged in connection with the acquisition. The value of the common shares issued was based on the market price of the common stock of $10.00 per share at the close of business on December 19, 2001, the date the terms of the acquisition were agreed to and announced.

     The acquisition has been accounted for using the purchase method of accounting. The aggregate purchase price has been allocated to the assets acquired and liabilities assumed based on the Company's initial estimate of their fair values. The excess of the purchase price over the fair value of the net identifiable assets has been allocated to goodwill. The Company's operating results include the operating results of IWO from the date of the acquisition, April 1, 2002.

     The Company is in the process of obtaining independent valuations from a national valuation firm to assist in the allocation of the purchase price for Georgia PCS and IWO. The Company expects to receive final valuation reports from the independent national valuation firm before December 31, 2002.

     The following represents the Company's initial allocation of the purchase prices:


                                                      Georgia PCS         IWO            Total
                                                      -----------         ---            -----
                                                                   (In thousands)
    Consideration:
      Common stock                                     $ 28,391         $389,828       $418,219
      Stock options and warrants                            ---           49,410         49,410
      Debt retired of acquired company                   52,982              ---         52,982
      Cash, including merger related costs                3,090            8,561         11,651
                                                       --------         --------       --------
      Total purchase price                             $ 84,463         $447,799       $532,262
                                                       ========         ========       ========
    Allocated to:
      Working capital                                  $ (5,056)        $ 43,289       $ 38,233
      Restricted cash and US Treasury obligations           ---           28,100         28,100
      Investment securities                                 ---            3,103          3,103
      Property and equipment                             35,298          164,126        199,424
      Deferred financing costs and other assets             ---           21,768         21,768
      Long-term debt                                        ---         (306,000)      (306,000)
      Acquired customer base                             12,300           57,500         69,800
      Sprint affiliation agreement                       15,500          215,000        230,500
      Goodwill                                           26,421          220,913        247,334
                                                       --------         --------       --------
      Total                                            $ 84,463         $447,799       $532,262
                                                       ========         ========       ========

     The Company is amortizing the acquired customer base over a period of 24 months and the Sprint affiliation agreements over the remaining life of the agreements - approximately 18 years. None of the above goodwill is expected to be tax deductible.

     The following unaudited supplemental pro forma information for the three and six-month periods ended June 30, 2002 and 2001 presents the results of operations as if the IWO acquisition had occurred at the beginning of the period and are not necessarily indicative of future results or actual results that would have been achieved had these acquisitions occurred as of the beginning of the period.

                      Three months ended June 30,     Six months ended June 30,
                      ---------------------------     -------------------------
                          2002          2001            2002          2001
                          ----          ----            ----          ----
                            (In thousands except earnings per share)
    Revenues           $ 144,412     $  83,548      $  272,015     $ 151,788
                       =========     =========      ==========     =========
    Net loss           $ (49,746)    $ (34,521)     $ (114,491)    $ (81,827)
                       =========     =========      ==========     =========
    Loss per share     $    (.39)    $    (.41)     $    (0.90)    $    (.99)
                       =========     =========      ==========     =========

4.   Details of Certain Balance Sheet Accounts

     Major categories of property and equipment consisted of the following:

                                                       June 30,    December 31,
                                                         2002            2001
                                                         ----            ----
                                                            (In thousands)
     Land                                             $    890        $    656
     Buildings and leasehold improvements               21,513          11,418
     Facilities and equipment                          545,338         337,955
     Furniture, fixtures and vehicles                    9,422           6,447
     Construction in progress                           48,039          15,750
                                                      --------        --------
                                                       625,202         372,226
     Less accumulated depreciation an amortization     146,761         116,465
                                                      --------        --------
                                                      $478,441        $255,761
                                                      ========        ========

     Goodwill and other intangibles consisted of the following:

                                                  June 30,       December 31,
                                                    2002            2001
                                                    ----            ----
                                                         (In thousands)

     Goodwill                                     $273,906         $31,032
     Sprint affiliation agreement                  230,500             ---
     Subscriber base                                81,824          12,024
                                                  --------         -------
                                                   586,230          43,056

     Less: accumulated amortization                 20,815          10,216
                                                  --------         -------
                                                  $565,415         $32,840
                                                  ========         =======

5.   Long-Term Obligations

     Long-term debt reflects the inclusion of the IWO long-term debt on April 1, 2002 and consisted of the following:

                                                          June 30,  December 31,
                                                            2002        2001
                                                            ----        ----
    Debt outstanding under senior credit facilities:

      Senior subordinated discount notes                  $432,177    $277,369
      Bank credit facilities                               280,000      50,000
      Capital leases                                         7,483       7,691
      Other financing                                        4,172       4,308
                                                          --------    --------
    Total long-term obligations                            723,832     339,368
    Less current maturities                                  2,139         693
                                                          --------    --------
    Long-term obligations, excluding current maturities   $721,693    $338,675
                                                          ========    ========

     As of June 30, 2002, $126.6 million remained available for borrowing under the senior bank credit facilities.

     Senior Subordinated Discount Notes - 13 3/8%

     In October 1999, the Company issued $400 million in aggregate principal amount of its 13 3/8% Senior Subordinated Discount Notes due November 1, 2009 ("the US Unwired Notes"). The US Unwired Notes were issued at a substantial discount such that the Company received gross proceeds of approximately $209.2 million. The US Unwired Notes increase in value daily, compounded twice per year, at the rate of 13 3/8% per year until November 1, 2004. On that date, the value of the US Unwired Notes will be equal to the face amount of the US Unwired Notes and interest will begin to accrue at the rate of 13 3/8% per year. The Company will be required to pay the accrued interest beginning May 1, 2005, and on each November 1 and May 1 thereafter. The US Unwired Notes are a general unsecured obligation of the Company, except for the limited security provided by a pledge agreement by the Company's wholly owned subsidiary, Louisiana Unwired LLC ("LA Unwired"). The US Unwired Notes rank junior to all existing and future senior debt of the Company and equal in right of payment of any future senior subordinated indebtedness of the Company.

     The US Unwired Notes are fully, unconditionally, and jointly and severally guaranteed by two of the Company's wholly owned subsidiaries: LA Unwired and Unwired Telecom Corp. ("Unwired Telecom"). Each of the guarantees is a general unsecured obligation of the guarantor except for a pledge by LA Unwired of its interest in Texas Unwired and any notes payable to it by Texas Unwired as security for the guarantee. Each of the guarantees ranks equally in right of payment with the guarantor's future senior subordinated indebtedness and is subordinated in right of payment to all existing and future senior debt of the guarantor. The US Unwired Notes are not guaranteed by IWO.

     Senior Subordinated Discount Notes - 14%

     In February 2001, IWO issued 160,000 units, each consisting of $1,000 principal amount of 14% Senior Notes ("the IWO Notes") due January 15, 2011 and one warrant to purchase 12.50025 shares of IWO's class C common stock at an exercise price of $7.00 per share. As a result of the acquisition, this warrant was converted to a US Unwired warrant to purchase 12.96401 shares of the Company's common stock. Interest is payable semi-annually on January 15 and July 15 of each year. Independent Wireless One Corporation, a wholly owned subsidiary of IWO, is the sole guarantor of the IWO Notes. All of IWO's restricted subsidiaries formed or acquired after the issuance of the IWO Notes that guarantee IWO's senior bank credit facility will also be required to guarantee the IWO Notes. The IWO Notes are not guaranteed by Independent Wireless One Realty Corporation, a wholly owned subsidiary of the Company or its subsidiaries - LA Unwired and Unwired Telecom.

     A portion of the original proceeds of the IWO Notes were used to purchase a portfolio of U.S. government securities which will generate sufficient proceeds to make the first six scheduled interest payments on the IWO Notes. The account holding the investment securities and all of the securities and other items contained in the account have been pledged to the trustee for the benefit of the holders of the IWO Notes.

     Senior Bank Credit Facility  -  $170 million

     The $170 million senior bank credit facility consists of a $78.7 million reducing revolving credit facility and $90 million in term loans. The reducing revolver is permanently reduced in quarterly installments beginning June 2002 with the first installment of $1.3 million. The senior bank credit facility matures in 2008. Effective June 6, 2002, the Company amended its $170 million senior bank credit facility to allow for letters of credit. Any letters of credit issued by the Company reduce the amount available under the reducing revolving credit facility. The term loans will be repaid in quarterly installments beginning in June 2003. All loans under the senior bank credit facility bear interest at variable rates tied to the federal funds rate or LIBOR. The credit facility is secured by all of the assets of the Company and its subsidiaries (other than property owned by IWO which the Company acquired on April 1, 2002). At June 30, 2002, the Company had $78.2 million available under this facility.

     Senior Bank Credit Facility - $240 million

     Effective December 2000, IWO entered into an amended and restated a secured credit facility ("the IWO Credit Facility") under which it may borrow up to $240 million in the aggregate consisting of up to $70 million in revolving loans and $170 million in term loans. The IWO Credit Facility matures in 2008. The term loans will be repaid in quarterly installments beginning in March 2004 and the reducing revolver matures in March 2008. All loans under the IWO Credit Facility bear interest at variable rates tied to the prime rate, the federal funds rate or LIBOR. The IWO Credit Facility is secured by all of the assets of IWO and its subsidiaries. At June 30, 2002, the Company had $48.4 million available under the IWO Credit Facility.

     The Company must comply with certain financial and operating covenants for subordinated discount notes and the senior credit facilities, and at June 30, 2002, the Company was in compliance with these restrictive covenants.

6.   Goodwill and Other Intangible Assets - Adoption of Statement 142

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their estimated useful lives.

     The Company adopted these new rules on accounting for goodwill and other intangible assets on January 1, 2002. During the second quarter of 2002, the Company completed the first of the required impairment tests of goodwill and indefinite lived assets as of January 1, 2002 and determined that the adoption of this provision of the new rules had no impact on the Company's financial statements.

     The following information provides net loss and net loss per share information for the three and six-month periods ended June 30, 2001 adjusted to exclude amortization expense recognized in these periods related to goodwill.

                                           Three months ended   Six months ended
                                              June 30, 2001      June 30, 2001
                                              -------------      -------------
                                                       (In thousands)
          Reported net loss                      $ (17,813)         $ (50,400)
          Add back:  Goodwill amortization           1,108              1,605
                                                 ---------          ---------
          Adjusted net loss                      $ (16,705)         $ (48,795)
                                                 =========          =========

     Basis and diluted loss per share:

                                         Three months ended   Six months ended
                                            June 30, 2001       June 30, 2001
                                        -------------------  -------------------
     Reported net loss                         $(.21)               $(.61)
     Add back:  Goodwill amortization            .01                  .02
                                               ------               ------
     Adjusted net loss                         $(.20)               $(.59)
                                               ======               ======

7.   Change in Accounting Estimate

     Effective July 1, 2001, the Company revised its estimated lives for certain depreciable assets. The estimated lives of network switch equipment was increased from five to seven years, cell site towers from five to 10 years and related cell site equipment from five to seven years. The Company revised these estimates after considering the impact of certain upgrades to its network that management believes extends the useful lives of these assets. This change resulted in a reduction of depreciation expense of approximately $6.6 million for the three-month period ended June 30, 2002 and $12.5 million for the six-month period ended June 30, 2002.

8.   Commitments and Contingencies

     The Company's PCS licenses and the PCS licenses that the Company operates for Sprint PCS are subject to a requirement that the Company construct network facilities that offer coverage to 25% of the population or have substantial service in each of its Basic Trading Areas ("BTAs") within five years from the grant of the licenses. As of June 30, 2002, management believes that Sprint PCS has met the requirements necessary for the licenses that the Company operates for Sprint PCS under the Sprint PCS management agreements and that the Company has met the requirements necessary for the licenses that it owns.

     The Company uses Sprint PCS to process all PCS subscriber billings including monthly recurring charges, airtime and other charges such as access and interconnect fees. The Company pays various fees to Sprint PCS for new subscribers as well as recurring monthly fees for services performed for existing customers including billing and management of customer accounts. Additionally, Sprint PCS has contracted with national retailers that sell handsets and service to new PCS subscribers in the Company's markets. Sprint PCS pays these national retailers a new subscriber commission and provides handsets to such retailers below cost. Sprint PCS passes these costs of commissions and the handset subsidies to the Company.

     The Company periodically reviews all charges from Sprint PCS and from time to time, the Company may dispute certain of these charges. Based upon the information provided to the Company by Sprint PCS to date, the Company believes the accompanying condensed consolidated balance sheet adequately reflects its obligation to Sprint PCS for these charges.

     On July 3, 2002, the FCC issued an order, involving Sprint PCS, that PCS wireless carriers could not unilaterally impose terminating long distance access charges pursuant to FCC commission rules. This FCC order did not preclude such charges when a contractual basis existed for such. The Company has previously recognized a portion of the terminating long distance access revenues billed by Sprint PCS that may not be collectible. The Company believes the accompanying consolidated balance sheet adequately reflects any amounts that may ultimately be determined to be not collectible in connection with this matter.

9.   Income Taxes

     The Company's effective income tax rate for the interim periods presented is based on management's estimate of the Company's effective tax rate for the applicable year and differs from the federal statutory income tax rate primarily due to nondeductible permanent differences, state income taxes and changes in the valuation allowance for deferred tax assets.

10.  Condensed Consolidating Financial Information

    As discussed in Note 5, the US Unwired Notes are guaranteed by certain of the Company's subsidiaries. The following information presents the condensed consolidating balance sheets as of June 30, 2002 and December 31, 2001 and the condensed consolidating statements of operations and cash flows for the three and six-month periods ended June 30, 2002 and June 30, 2001 of (a) the "Parent" Company, US Unwired Inc., (b) the "Guarantors", Unwired Telecom Corporation and Louisiana Unwired, and (c) the "Non-Guarantor", IWO Holding Inc. and includes eliminating entries and the Company on a consolidated basis.

    The separate consolidated financial statements of IWO, including disclosure of condensed consolidating financial information for IWO, are included in a separate Form 10-Q filing.

Condensed Consolidating Balance Sheet

                                                                                       June 30, 2002
                                                                                       -------------
                                                           Unwired    Louisiana                  IWO
                                            US Unwired     Telecom     Unwired                  Holding
                                               Inc.      Corporation     LLC       Total      Corporation   Consolidating
                                             (Parent)    (Guarantor) (Guarantor) Guarantors  (Non-Guarantor    Entries  Consolidated
                                              -------    ----------  ----------  ----------  --------------    -------  ------------
                                                                                (In thousands
ASSETS:
Current Assets
 Cash and cash equivalents                    $   31,485  $   2,517   $   4,654    $   7,171    $     797    $      --- $   39,453
 Subscriber receivables, net                         ---      2,686      30,882       33,568       10,281           ---     43,849
 Investment securities at amortized cost held
 to maturity                                         ---        ---         ---          ---       54,077           ---     54,077
 Restricted cash                                     ---        ---         ---          ---       33,849           ---     33,849
 Other receivables                                    65        ---         408          408        1,286           ---      1,759
 Inventory                                           ---        249       4,054        4,303        4,560           ---      8,863
 Prepaid expenses and other assets                 1,526        106      11,218       11,324        3,419           ---     16,269
 Receivables from (payables to) related
 parties                                           7,948      4,236     (11,302)      (7,066)          21           (22)       881
 Receivables from officers                           138        ---         ---          ---          ---           ---        138
                                              ---------   ---------   ---------    ---------    ---------    ---------- ----------
 Total current assets                             41,162      9,794      39,914       49,708      108,290           (22)   199,138
Property and equipment, net                       13,262      9,735     285,221      294,956      170,223           ---    478,441
Restricted cash                                      ---        ---         ---          ---       18,100           ---     18,100
Goodwill and other intangible assets, net            ---        ---      82,148       82,148      507,612       (24,345)   565,415
Notes receivable from unconsolidated
affiliates                                       160,571     18,522         ---       18,522          174      (177,495)     1,772
Other assets                                      12,169         93      12,066       12,159       22,059           ---     46,387
                                              ---------   ---------   ---------    ---------    ---------    ---------- ----------
Total assets                                  $  227,164  $  38,144   $ 419,349    $ 457,493    $ 826,458    $ (201,862)$1,309,253
                                              ==========  =========   =========    =========    =========    ========== ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                             $    2,903  $   1,485   $  21,104      $22,589    $  19,443    $      ---    $44,935
 Accrued expenses                                  3,515        716      31,460       32,176       34,052           ---     69,743
 Current maturities of long term obligations      18,398         58     161,004      161,062          ---      (177,321)     2,139
                                              ---------   ---------   ---------    ---------    ---------    ---------- ----------
 Total current liabilities                        24,816      2,259     213,568      215,827       53,495      (177,321)   116,817
Long term obligations, net of current
  maturities                                     387,938        341       7,049        7,390      326,365           ---    721,693
Deferred tax liability                               ---        ---         ---          ---       21,723       (21,723)       ---
Deferred gain                                        ---         81      35,623       35,704          ---           ---     35,704
Investments in and advance to unconsolidated
  affiliates                                    (572,961)     2,846    (471,307)    (468,461)         ---     1,044,669      3,247
Stockholders' equity:
 Common stock                                      1,288        600         ---          600            1          (601)     1,288
 Additional paid in capital                      656,840      1,347     857,245      858,592      447,991    (1,308,304)   655,119
 Retained deficit                               (270,757)    30,670    (222,829)    (192,159)     (23,117)      261,592   (224,441)
 Promissory note                                     ---        ---         ---          ---          ---          (174)      (174)
                                              ----------  ---------   ---------    ---------    ---------    ---------- ----------
 Total stockholder's equity                      387,371     32,617     634,416      667,033      424,875    (1,047,487)   431,792
                                              ----------  ---------   ---------    ---------    ---------    ---------- ----------
Total liabilities and stockholders' equity    $  227,164  $  38,144   $ 419,349    $ 457,493    $ 826,458    $ (201,862)$1,309,253
                                              ==========  =========   =========    =========    =========    ========== ==========


Condensed Consolidating Balance Sheet


                                                                                   December 31, 2001
                                                                                   ------------------
                                                                  Unwired     Louisiana
                                                    US Unwired    Telecom      Unwired
                                                     (Parent)   Corporation      LLC          Total      Consolidating
                                                       Inc.     (Guarantor)  (Guarantor)   Guarantors      Entries     Consolidated
                                                    ----------  ----------   ----------    ----------      -------     ------------
                                                                                    (In thousands)
ASSETS:
Current Assets
 Cash and cash equivalents                          $  79,184    $   4,419   $  16,986    $  21,405        $    --      $ 100,589
 Subscriber receivables, net                              --         4,809      25,202       30,011             --         30,011
 Other receivables                                        203           88       9,751        9,839             --         10,042
 Inventory                                                --           630       7,061        7,691             --          7,691
 Prepaid expenses and other assets                        608           74       8,691        8,765             --          9,373
 Receivables from (payables to) related parties         5,039        5,404      (9,359)      (3,955)            (379)         705
 Receivables from officers                                138         --          --           --               --            138
                                                    ---------    ---------   ---------    ---------        ---------    ---------
 Total current assets                                  85,172       15,424      58,332       73,756             (379)     158,549
Property and equipment, net                            13,603       10,188     231,970      242,158             --        255,761
Goodwill and other intangible assets, net              27,060         --         5,780        5,780             --         32,840
Notes receivable from unconsolidated affiliates       127,830        7,735        --          7,735         (133,830)       1,735
Other assets                                           12,169           57      13,423       13,480             --         25,649
                                                    ---------    ---------   ---------    ---------        ---------    ---------
Total assets                                        $ 265,834    $  33,404   $ 309,505    $ 342,909        $(134,209)   $ 474,534
                                                    =========    =========   =========    =========        =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                   $   1,339    $   1,569   $  23,694    $  25,263             --      $  26,602
 Accrued expenses                                       2,175          810      24,171       24,981             --         27,156
 Current maturities of long term obligations            6,215           56     128,252      128,308         (133,830)         693
                                                    ---------    ---------   ---------    ---------        ---------    ---------
 Total current liabilities                              9,729        2,435     176,117      178,552         (133,830)      54,451

Long term obligations, net of current maturities      331,036          370       7,269        7,639             --        338,675
Deferred gain                                            --             43      38,173       38,216             --         38,216
Investments in and advance to unconsolidated
  affiliates                                          (76,318)       3,153        --          3,153           76,719        3,554
Stockholders' equity:
 Common stock                                             844          600        --            600             (600)         844
 Additional paid in capital                           187,041        1,347        --          1,347           (3,261)     185,127
 Retained deficit                                    (186,498)      25,456      87,946      113,402          (73,237)    (146,333)
                                                    ---------    ---------   ---------    ---------        ---------    ---------
 Total stockholder's equity                             1,387       27,403      87,946      115,349          (77,098)      39,638
                                                    ---------    ---------   ---------    ---------        ---------    ---------
Total liabilities and stockholders'  equity         $ 265,834    $  33,404   $ 309,505    $ 342,909        $(134,209)   $ 474,534
                                                    =========    =========   =========    =========        =========    =========

Condensed Consolidating Statement of Operations


                                                                 Three-month period ended June 30, 2002
                                                                 --------------------------------------
                                                 Unwired     Louisiana                  IWO
                                  US Unwired     Telecom     Unwired                   Holding
                                     Inc.      Corporation     LLC         Total        Corp       Consolidating
                                   (Parent)    (Guarantor)  (Guarantor) Guarantors (Non-Guarantor)    Entries    Consolidated
                                   -------     ----------   ----------  ---------- --------------  ------------- ------------
                                                                          (In thousands)
Revenues:
 Subscriber                       $    --      $   3,417   $  57,709    $  61,126    $  28,427       $    --      $  89,553
 Roaming                               --          2,959      37,534       40,493        9,108            --         49,601
 Merchandise sales                     --            146       2,562        2,708        2,034            --          4,742
 Other revenue                        6,725          122         222          344            7          (6,560)         516
                                  ---------    ---------   ---------    ---------    ---------       ---------    ---------
 Total revenues                       6,725        6,644      98,027      104,671       39,576          (6,560)     144,412
Operating expenses:
Cost of service                        --          1,292      44,829       46,121       18,837             (97)      64,861
Merchandise cost of goods sold         --            302       7,307        7,609        2,708            --         10,317
General and administrative            6,726          899      24,969       25,868       11,966          (6,463)      38,097
Sales and marketing                    --          1,053      18,690       19,743        8,638            --         28,381
Non-cash stock compensation           1,108           80          48          128         --              --          1,236
Depreciation and amortization         1,020          552      15,373       15,925       14,705            --         31,650
                                  ---------    ---------   ---------    ---------    ---------       ---------    ---------
Total operating expense               8,854        4,178     111,216      115,394       56,854          (6,560)     174,542
                                  ---------    ---------   ---------    ---------    ---------       ---------    ---------
Operating loss                       (2,129)       2,466     (13,189)     (10,723)     (17,278)           --        (30,130)
Other income (expense)
 Interest income (expense)           (9,444)         192      (2,066)      (1,874)      (8,461)           --        (19,779)
 Gain on sale of assets                --           --             3            3         --              --              3
                                  ---------    ---------   ---------    ---------    ---------       ---------    ---------
 Total other income (expense)        (9,444)         192      (2,063)      (1,871)      (8,461)           --        (19,776)
Equity in income (losses) of
  wholly-owned subsidiaries         (41,260)         130     (23,117)     (22,987)        --            64,407          160
                                  ---------    ---------   ---------    ---------    ---------       ---------    ---------
Income (loss) before income tax
 benefit                            (52,833)       2,788     (38,369)     (35,581)     (25,739)         67,029      (49,746)
Income tax benefit                     --           --          --           --          2,622          (2,622)        --
                                  ---------    ---------   ---------    ---------    ---------       ---------    ---------
Net income (loss)                 $ (52,833)   $   2,788   $ (38,369)   $ (35,581)   $ (23,117)      $  61,785    $ (49,746)
                                  =========    =========   =========    =========    =========       =========    =========

Condensed Consolidating Statement of Operations


                                                            Three-month period ended June 30, 2001
                                                            --------------------------------------
                                                       Unwired     Louisiana
                                         US Unwired    Telecom      Unwired
                                            Inc.      Corporation     LLC       Total     Consolidating
                                          (Parent)    (Guarantor) (Guarantor) Guarantors     Entries    Consolidated
                                          -------     ----------  ----------  ----------     -------    ------------
                                                                        (In thousands)
Revenues:
 Subscriber                              $   --        $  4,791    $ 28,930    $ 33,721    $   --        $ 33,721
 Roaming                                     --           2,678      17,249      19,927        --          19,927
 Merchandise sales                           --             108       3,478       3,586        --           3,586
 Other revenue                              7,592           137         300         437      (6,582)        1,447
                                         --------      --------    --------    --------    --------      --------
 Total revenues                             7,592         7,714      49,957      57,671      (6,582)       58,681
Operating expenses:
Cost of service                              --           1,978      24,014      25,992         (94)       25,898
Merchandise cost of goods sold               --             442       5,187       5,629        --           5,629
General and administrative                  7,592         1,599       8,609      10,208      (6,487)       11,313
Sales and marketing                          --             828      13,882      14,710        --          14,710
Non-cash stock compensation                  --            --            88          88       1,222         1,310
Depreciation and amortization               2,359         1,030      12,371      13,401        --          15,760
                                         --------      --------    --------    --------    --------      --------
Total operating expense                     9,951         5,877      64,151      70,028      (5,359)       74,620
                                         --------      --------    --------    --------    --------      --------
Operating loss                             (2,359)        1,837     (14,194)    (12,357)     (1,223)      (15,939)
Other income (expense)
 Interest expense                          (7,629)          (10)     (1,605)     (1,615)      1,222        (8,022)
 Gain on sale of assets                      --            --         7,273       7,273        --           7,273
                                         --------      --------    --------    --------    --------      --------
 Total other (income) expense              (7,629)          (10)      5,668       5,658       1,222          (749)
Equity in (income) losses of
  wholly-owned subsidiaries                (8,223)          219        --           219       6,879        (1,125)
                                         --------      --------    --------    --------    --------      --------
Net income (loss)                        $(18,211)     $  2,046    $ (8,526)   $ (6,480)   $  6,878      $(17,813)
                                         ========      ========    ========    ========    ========      ========

Condensed Consolidating Statement of Operations


                                                                 Six-month period ended June 30, 2002
                                                                 ------------------------------------
                                                     Unwired     Louisiana                  IWO
                                       US Unwired    Telecom     Unwired                  Holding
                                          Inc.      Corporation     LLC        Total       Corp        Consolidating
                                        (Parent)    (Guarantor) (Guarantor) Guarantors (Non-Guarantor)  Entries      Consolidated
                                        -------     ----------  ----------  ---------- --------------- ------------  ------------
                                                                            (In thousands)
Revenues:
 Subscriber                            $    --      $   6,833   $ 110,408    $ 117,241    $  28,427     $    --       $ 145,668
 Roaming                                    --          5,871      65,365       71,236        9,108          --          80,344
 Merchandise sales                          --            290       6,705        6,995        2,034          --           9,029
 Other revenue                            13,652          245         788        1,033            7       (13,251)        1,441
                                       ---------    ---------   ---------    ---------    ---------     ---------     ---------
 Total revenues                           13,652       13,239     183,266      196,505       39,576       (13,251)      236,482
Operating expenses:
Cost of service                             --          2,663      83,523       86,186       18,837          (187)      104,836
Merchandise cost of goods sold              --            756      14,843       15,599        2,708          --          18,307
General and administrative                13,652        1,930      49,582       51,512       11,966       (13,064)       64,066
Sales and marketing                         --          2,025      39,262       41,287        8,638          --          49,925
Non-cash stock compensation                2,137          162         103          265         --            --           2,402
Depreciation and amortization              3,132        1,109      26,889       27,998       14,705          --          45,835
                                       ---------    ---------   ---------    ---------    ---------     ---------     ---------
Total operating expense                   18,921        8,645     214,202      222,847       56,854       (13,251)      285,371
                                       ---------    ---------   ---------    ---------    ---------     ---------     ---------
Operating loss                            (5,269)       4,594     (30,936)     (26,342)     (17,278)         --         (48,889)
Other income (expense)
 Interest (income) expense               (17,768)         312      (3,969)      (3,657)      (8,461)         --         (29,886)
 Gain on sale of assets                     --           --             3            3         --            --               3
                                       ---------    ---------   ---------    ---------    ---------     ---------     ---------
 Total other (income) expense            (17,768)         312      (3,966)      (3,654)      (8,461)         --         (29,883)
Equity in (income) losses of
  wholly-owned subsidiaries              (61,222)         308     (23,117)     (22,809)        --          84,696           665
                                       ---------    ---------   ---------    ---------    ---------     ---------     ---------
Income (loss) before income tax
benefit                                  (84,259)       5,214     (58,019)     (52,805)     (25,739)       84,696       (78,107)
Income tax benefit                          --           --          --           --          2,622        (2,622)         --
                                       ---------    ---------   ---------    ---------    ---------     ---------     ---------
Net income (loss)                      $ (84,259)   $   5,214   $ (58,019)   $ (52,805)   $ (23,117)    $  82,074     $ (78,107)
                                       =========    =========   =========    =========    =========     =========     =========

Condensed Consolidating Statement of Operations


                                                              Six-month period ended June 30, 2001
                                                              ------------------------------------
                                                        Unwired    Louisiana
                                           US Unwired   Telecom     Unwired
                                              Inc.     Corporation    LLC         Total     Consolidating
                                            (Parent)   (Guarantor) (Guarantor)  Guarantors     Entries     Consolidated
                                            -------    ----------  ----------   ----------     -------     ------------
                                                                         (In thousands)
Revenues:
 Subscriber                                $    --      $   9,534    $  51,218    $  60,752    $    --      $  60,752
 Roaming                                        --          4,927       30,020       34,947         --         34,947
 Merchandise sales                              --            270        7,753        8,023         --          8,023
 Other revenue                                16,153          254          480          734      (14,035)       2,852
                                           ---------    ---------    ---------    ---------    ---------    ---------
 Total revenues                               16,153       14,985       89,471      104,456      (14,035)     106,574
Operating expenses:
Cost of service                                 --          3,641       43,595       47,236         (189)      47,047
Merchandise cost of goods sold                  --            873       15,001       15,874         --         15,874
General and administrative                    16,153        3,305       17,928       21,233      (13,845)      23,541
Sales and marketing                             --          1,940       28,524       30,464         --         30,464
Non-cash stock compensation                     --           --            178          178        2,454        2,632
Depreciation and amortization                  3,726        1,980       24,315       26,295         --         30,021
                                           ---------    ---------    ---------    ---------    ---------    ---------
Total operating expense                       19,879       11,739      129,541      141,280      (11,580)     149,579
                                           ---------    ---------    ---------    ---------    ---------    ---------
Operating loss                                (3,726)       3,246      (40,070)     (36,824)      (2,455)     (43,005)
Other income (expense)
 Interest expense                            (14,377)         (19)      (2,803)      (2,822)       2,455      (14,744)
 Gain on sale of assets                         --           --          8,219        8,219         --          8,219
                                           ---------    ---------    ---------    ---------    ---------    ---------
 Total other (income) expense                (14,377)         (19)       5,416        5,397        2,455       (6,525)
Equity in (income) losses of
  wholly-owned subsidiaries                  (34,495)         462         --            462       33,163         (870)
                                           ---------    ---------    ---------    ---------    ---------    ---------
Net income (loss)                          $ (52,598)   $   3,689    $ (34,654)   $ (30,965)   $  33,163    $ (50,400)
                                           =========    =========    =========    =========    =========    =========


Condensed Consolidating Statement of Cash Flows


                                                                      Six-month period ended June 30, 2002
                                                                      ------------------------------------
                                                                                                IWO
                                                 US        Unwired     Louisiana               Holding
                                              Unwired      Telecom      Unwired                 Corp
                                                Inc.     Corporation      LLC        Total      (Non-    Consolidating
                                              (Parent)   (Guarantor)  (Guarantor)  Guarantors Guarantor)    Entries    Consolidated
                                              --------   ----------   -----------  ---------- ---------     -------    ------------
Cash flows from operating activities:                                            (In thousands)
Net cash (used in) provided by operating
  activities                                $  (1,575)   $   9,512    $ (11,265)   $  (1,753)   $ (15,772)  $   2,564    $ (16,536)

Cash flows from investing activities:
Payments for the purchase of equipment         (1,486)        (636)     (44,586)     (45,222)     (16,494)       --        (63,202)
Acquisition of business, net of cash
  acquired                                    (61,990)        --            970          970        2,109      (2,564)     (61,475)
Proceeds from maturities of investments          --           --           --           --         10,935        --         10,935
Proceeds from the sale of assets                 --           --         10,016       10,016         --          --         10,016
Disbursement of intercompany note             (32,741)     (10,750)        --        (10,750)        --        43,491         --
                                            ---------    ---------    ---------    ---------    ---------   ---------    ---------
Net cash (used in) provided by investing
  activities                                  (96,217)     (11,386)     (33,600)     (44,986)      (3,450)     40,927     (103,726)

Cash flows from financing activities:
Proceeds from long-term debt                   50,750         --         56,000       56,000       20,000     (66,750)      60,000
Proceeds from stock options exercised             212         --           --           --           --          --            212
Proceeds from promissory notes                   --           --           --           --             19        --             19
Principal payments of long-term debt             (107)         (27)     (23,468)     (23,495)        --        23,259         (343)
Debt issuance costs                              (762)        --           --           --           --          --           (762)
                                            ---------    ---------    ---------    ---------    ---------   ---------    ---------
Net cash provided by (used in) activities      50,093          (27)      32,532       32,505       20,019     (43,491)      59,126
                                            ---------    ---------    ---------    ---------    ---------   ---------    ---------
 Net decrease (increase) in cash and cash
  equivalents                                 (47,699)      (1,901)     (12,333)     (14,234)         797        --        (61,136)
Cash and cash equivalents at beginning of
  period                                       79,184        4,418       16,987       21,405         --          --        100,589
                                            ---------    ---------    ---------    ---------    ---------   ---------    ---------
Cash and cash equivalents at end of period  $  31,485    $   2,517    $   4,654    $   7,171    $     797   $    --      $  39,453
                                            =========    =========    =========    =========    =========   =========    =========

Condensed Consolidating Statement of Cash Flows


                                                                   Six-month period ended June 30, 2001
                                                                   ------------------------------------
                                                US        Unwired     Louisiana
                                             Unwired      Telecom      Unwired
                                               Inc.     Corporation      LLC        Total       Consolidating
                                             (Parent)   (Guarantor)  (Guarantor)  Guarantors       Entries     Consolidated
                                             --------   -----------  -----------  ----------    -------------- ------------
Cash flows from operating activities:                                         (In thousands)
Net cash  (used in) provided by operating
  activities                                 $   7,588    $    (623)   $ (21,520)   $ (22,143)   $    --      $ (14,555)

Cash flows from investing activities:
Payments for the purchase of equipment          (3,980)      (1,587)     (49,505)     (51,092)        --        (55,072)
Proceeds from the sale of assets                  --           --         44,133       44,133         --         44,133
Sale of marketable securities                  137,382         --         39,323       39,323         --        176,705
Purchase of marketable securities              (12,544)        --           --           --           --        (12,544)
Proceeds from restricted cash                     --          5,753         --          5,753         --          5,753
Investments in unconsolidated affiliates          --           (547)        --           (547)        --           (547)
Disbursement of intercompany note              (53,500)        --           --           --         53,500         --
                                             ---------    ---------    ---------    ---------    ---------    ---------
Net cash provided by investing activities       67,358        3,619       33,951       37,570       53,500      158,428
 Cash flows from financing activities:
Proceeds from long-term debt                     1,822         --         73,527       73,527      (73,527)       1,822
Proceeds from stock options exercised              550         --           --           --           --            550
Principal payments of long-term debt               (57)     (20,318)         (25)     (20,343)      20,027         (373)
Debt issuance costs                               (130)        --           --           --           --           (130)
                                             ---------    ---------    ---------    ---------    ---------    ---------
Net cash provided by (used in) activities        2,185      (20,318)      73,502       53,184      (53,500)       1,869
                                             ---------    ---------    ---------    ---------    ---------    ---------
 Net decrease (increase) in cash and cash
  equivalents                                   77,131      (17,322)      85,933       68,611         --        145,742
Cash and cash equivalents at beginning of
  period                                         3,642        7,073        4,421       11,494         --         15,136
                                             ---------    ---------    ---------    ---------    ---------    ---------
Cash and cash equivalents at end of period   $  80,773    $ (10,249)   $  90,354    $  80,105    $    --      $ 160,878
                                             =========    =========    =========    =========    =========    =========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements, which are statements about future business strategy, operations and capabilities, construction plans, construction schedules, financial projections, plans and objectives of management, expected actions of third parties and other matters. Forward-looking statements often include words like believes, belief, expects, plans, anticipates, intends, projects, estimates, may, might, would or similar words. Forward-looking statements speak only as of the date of this report. They involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different. In addition to the investment considerations described elsewhere, specific factors that might cause such a difference include, but are not limited to (i) our ability to integrate operations and finance future growth opportunities; (ii) our dependence on Sprint PCS; (iii) our ability to expand our Sprint PCS network or to upgrade the Sprint PCS network to accommodate new technologies; (iv) limited operating history in the PCS market and anticipation of future losses; (v) potential fluctuations in operating results; (vi) changes or advances in technology; (vii) changes in law or government regulation; (viii) competition in the industry and markets in which we operate; (ix) future acquisitions; (x) our ability to attract and retain skilled personnel; (xi) our dependence on contractor and consultant services, network implementation and information technology support;
(xii) our potential inability to expand the services and related products we provide in the event of substantial increases in demand in excess of supply for network and handset equipment and related services and products; (xiii) the availability at acceptable terms of sufficient funds to pay for our business plans; (xiv) changes in labor, equipment and capital costs; (xv) any inability to comply with the indentures that govern our senior notes or credit agreements;
(xvi) changes in management; and (xvii) general economic and business conditions.

You should not rely too heavily on any forward-looking statement. We cannot assure you that our forward-looking statements will prove to be correct. We have no obligation to update or revise publicly any forward-looking statement based on new information, future events or otherwise. This discussion should be read in conjunction with our financial statements included in this report and with the financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and with risk factors identified in Investment Considerations that are included in the Form 10-K for US Unwired Inc. for the year ended December 31, 2001, filed on March 5, 2002 with the Securities and Exchange Commission ("SEC") and with the financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations and with Risk Factors in the Form 10-K for IWO Holdings, Inc. for the year ended December 31, 2001, filed on March 26, 2002 with the SEC.

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

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of customers to make payments. If the financial conditions of our customers deteriorate, resulting in the customers' inability to make payments, additional allowances will be required.

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

We defer revenues collected for activation fees over the estimated life of the subscriber relationship, which we believe to be 15-24 months, based upon our historical trends of average customer lives and discussions with Sprint PCS. We also defer an activation expense in an amount equal to the activation fee revenue and amortize this expense in an amount equal to the activation fee revenue over the life of the subscriber relationship. If the estimated life of the subscriber relationship increases or decreases, the amounts of deferred revenue and deferred expense will be adjusted over the revised estimated life of the subscriber relationship.

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

We rely on Sprint PCS for much of our billing information and based upon the timing of that information, make certain assumptions that the information is accurate and that it is consistent with historical trends. While we believe our basis for making such assumptions are reasonable, actual results may vary from these estimates.

Overview

Through our subsidiary, Louisiana Unwired, LLC ("LA Unwired"), we provide wireless personal communication services, commonly referred to as PCS in all or some portion of Louisiana, Texas, Florida, Arkansas, Mississippi, Georgia and Alabama. We are a network partner of Sprint PCS, the personal communications services group of Sprint Corporation. Sprint PCS, directly and through affiliates like us, provides wireless services in more than 4,000 cities and communities across the country. We have the exclusive right to provide digital PCS services under the Sprint(R) and Sprint PCS(R) brand names in our service area which is among the largest in population and subscribers of all of the Sprint PCS network partners and is contiguous with Sprint PCS's launched markets of Houston, Dallas, Atlanta, Little Rock, New Orleans, Birmingham, Tallahassee, Jacksonville and Memphis.

On April 1, 2002, we acquired 100% of the ownership interest in IWO Holdings, Inc. ("IWO") for approximately $447.8 million in Company stock. IWO provides PCS services and related products to customers in the northeastern United States as part of Sprint PCS's network. IWO's service area consists of a large portion of upstate New York, New Hampshire, Vermont and portions of Massachusetts and Pennsylvania with a total population of approximately 6.3 million residents. Management believes that IWO's high population density and high median household income as well as its experienced management team strengthen the overall Company's long-term ability to be a leader in the wireless communication industry. The Company has incurred approximately $8.6 million in closing costs associated with the acquisition. The acquisition has been accounted for using the purchase method of accounting. The aggregate purchase price has been allocated to the assets acquired and liabilities assumed based the Company's initial estimate of their fair values. The excess of the purchase price over the fair value of the net identifiable assets has been allocated to goodwill. The Company's operating results include the operating results of IWO from date of acquisition, April 1, 2002.

Results of Operations

The wireless telecommunications industry uses terms such as subscriber additions, average revenue per user, churn and cost per gross addition as performance measurements or metrics. None of these terms are measures of financial performance under accounting principles generally accepted in the United States. When we use these terms, they may not be comparable to similar terms used by other wireless telecommunications companies.

Three-Month Period Ended June 30, 2002 Compared to the Three-Month Period Ended June 30, 2001

Subscriber Additions

As of June 30, 2002, we provided personal communication services to 539,100 customers as compared to 200,900 customers at June 30, 2001, an increase of 338,200 subscribers. The number of new subscribers includes 169,200 subscribers that joined us on April 1, 2002 as a result of our acquisition of IWO and 41,100 new subscribers that joined us on March 8, 2002 as a result of our acquisition of Georgia PCS. In addition, during the three-month period ended June 30, 2002, we added an additional 19,600 new subscribers in all markets. We do not include in our customer base an estimate of customers who we anticipate will never make their initial payment.

Inclusive of IWO, we provided network coverage in an area comprising approximately 12.5 million residents out of approximately 17.6 million total residents or 71% of the people in our service area. The number of people in our service area does not represent the number of Sprint PCS subscribers that we expect to have in our service area.

We also provide cellular and paging services in parts of Louisiana through our wholly owned subsidiary, Unwired Telecom Corporation ("Unwired Telecom"). As of June 30, 2002, we had approximately 30,300 cellular and 10,800 paging subscribers as compared to 40,900 cellular and 16,600 paging subscribers at June 30,2001.

Subscriber and Roaming Revenue

Subscriber revenue consists primarily of a basic service plan (where the customer purchases a pre-allotted number of minutes for voice and/or data transmission); airtime (which consists of billings for minutes that either exceed or are not covered by the basic service plan); long distance; and charges associated with travel outside our service area. We do not include subscriber revenue for an estimate of customers who we anticipate will never make their initial payment.

Roaming revenue consists primarily of Sprint PCS travel revenue and foreign roaming revenue. Sprint PCS travel revenue is generated on a per minute basis when a Sprint PCS subscriber outside of our markets uses our service when traveling through our markets. Foreign roaming revenue is generated when a non-Sprint PCS customer uses our service when traveling through our markets.

Average Revenue per User

Average revenue per user ("ARPU") is the average monthly service revenue per user (subscriber) and is calculated by dividing total subscriber revenue for the period by the average number of subscribers during the period adjusted for an estimate of customers who we anticipate will never make an initial payment. Where roaming revenue is included in the ARPU calculation, we state that it is included. ARPU was $54.29 per month for the three-month period ended June 30, 2002 as compared to $51.68 per month for the three-month period ended June 30, 2001. The increase is due to higher usage by our subscribers.

Churn

Churn is the monthly rate of customer turnover expressed as a percentage of our overall average customers for the reporting period. Customer turnover includes both customers that elected voluntarily to not continue using our service and customers that were involuntarily terminated from using our service because of non-payment. Churn is calculated by dividing the number of customers that discontinue service net of those customers reestablishing their service within a 30-day period by our overall average customers for the reporting period. We exclude from the calculation an estimate of customers who we anticipate will never make their initial payment. Churn was 3.4% for the three-month period ended June 30, 2002 as compared to 2.2% for the three-month period ended June 30, 2001. The increase is due to adding a higher number of credit challenged subscribers in 2002 that elected voluntarily to not continue using our service or that were involuntarily terminated from using our service because of non-payment.

Cost per Gross Addition

Cost per gross addition ("CPGA") summarizes the average cost to acquire all customers during the reporting period, including those customers who we estimate will not have make an initial payment. CPGA is computed by adding components of selling and marketing expenses, cost of equipment and activation costs and reducing the amount by the revenue from handset and accessory sales. The net amount is divided by the number of total new subscribers added for the period. CPGA was $385 for the three-month period ended June 30, 2002 as compared to $340 for the three-month period ended June 30, 2001. The increase is due to higher commissions and advertising costs and a smaller number of additional subscribers.

Revenues

                                        Three-month period ended June 30,
                                            2002               2001
                                            ----               ----
                                                (In thousands)

          Subscriber revenues             $89,553            $33,721
          Roaming revenues                 49,601             19,927
          Merchandise sales                 4,742              3,586
          Other revenues                      516              1,447
                                         --------            -------
                Total revenues           $144,412            $58,681
                                         ========            =======

Subscriber revenues

Total subscriber revenues were $89.6 million for the three-month period ended June 30, 2002 as compared to $33.7 million for the three-month period ended June 30, 2001, representing an increase of $55.9 million and was primarily the result of an increase in subscribers as discussed in Subscriber Additions above.

Roaming revenues

Roaming revenues were $49.6 million for the three-month period ended June 30, 2002 as compared to $19.9 million for the three-month period ended June 30, 2001, representing an increase of $29.7 million and was primarily the result of a higher volume of Sprint PCS(R) subscribers traveling through our markets, the expansion of our network coverage that included the build out of the remaining markets in the Southern service area and the acquisition of IWO and Georgia PCS. Our April 1, 2002 acquisition of IWO added $9.1 million of roaming revenue in the three-month period ended June 30, 2002. We provided service in 68 PCS markets at June 30, 2002 (including 26 markets added as a result of our acquisitions) as compared to 37 PCS markets at June 30, 2001 and are continuing to expand our service by upgrading network equipment and adding cell sites in certain markets that we believe will help us provide better service.

Merchandise sales

Merchandise sales were $4.7 million for the three-month period ended June 30, 2002 as compared to $3.6 million for the three-month period ended June 30, 2001, representing an increase of $1.1 million and related to subscriber additions. The cost of handsets typically exceeds the amount received from our subscribers because we subsidize the price of handsets to remain competitive in the marketplace.

Other revenues

Other revenues were $.5 million for the three-month period ended June 30, 2002 as compared to $1.4 million for the three-month period ended June 30, 2001, representing a decrease of $.9 million and was primarily attributable to a decrease in management services provided to related companies and a decrease in access fee revenues.

Operating Expenses

                                              Three-month period ended June 30,
                                                  2002               2001
                                                  ----               ----
                                                    (In thousands)
          Cost of service                       $64,861            $25,898
          Merchandise cost of sales              10,317              5,629
          General & administrative               38,097             11,313
          Sales & marketing                      28,381             14,710
          Non-cash stock compensation             1,236              1,310
          Depreciation & amortization            31,650             15,760
                                               --------            -------
                Total operating expenses       $174,542            $74,620
                                               ========            =======

Cost of service

Cost of service was $64.9 million for the three-month period ended June 30, 2002 as compared to $25.9 million for the three-month period ended June 30, 2001, representing an increase of $39.0 million, which primarily related to an increase of $16.3 million in carrier roaming expenses and an increase of $2.9 million in circuit and usage costs as a result of our larger subscriber base and market coverage. Our April 1, 2002 acquisition of IWO added $18.8 million of service costs in the three-month period ended June 30, 2002.

Merchandise cost of sales

Merchandise cost of sales was $10.3 million for the three-month period ended June 30, 2002 as compared to $5.6 million for the three-month period ended June 30, 2001, representing an increase of $4.7 million and primarily related to the addition of new subscribers. Our April 1, 2002 acquisition of IWO added $2.7 million of merchandise cost of sales in the three-month period ended June 30, 2002. The cost of handsets typically exceeds the amount received from our subscribers because we subsidize the price of handsets to remain competitive in the marketplace.

General and administrative expenses

General and administrative expenses were $38.1 million for the three-month period ended June 30, 2002 as compared to $11.3 million for the three-month period ended June 30, 2001, representing an increase of $26.8 million and was primarily related to billing and service costs and bad debt expense associated with our increased customer base. Our April 1, 2002 acquisition of IWO added $12.0 million of general and administrative expense in the three-month period ended June 30, 2002.

Sales and marketing expenses

Sales and marketing expenses were $28.4 million for the three-month period ended June 30, 2002 as compared to $14.7 million for the three-month period ended June 30, 2001, representing an increase of $13.7 million that primarily relates to increases in commissions and subsidies paid to local and national third party retailers contracted to sell our product. Our April 1, 2002 acquisition of IWO added $8.6 million of selling and marketing expense in the three-month period ended June 30, 2002.

Non-cash stock compensation

Non-cash compensation was $1.2 million for the three-month period ended June 30, 2002 as compared to $1.3 million for the three-month period ended June 30, 2001, representing a decrease of $0.1 million which was primarily due to forfeitures of options granted to employees terminated prior to the vesting of their options. The non-cash stock compensation consists of compensation expense related to the granting of certain stock options for the Company's stock in July 1999 and January 2000 with exercise prices less than the market value of the Company's stock at the date of the grant and the impact of the stock options granted in connection with the IWO acquisition. The non-cash stock compensation expense is being amortized over a four-year period representing the vesting periods of the options.

Depreciation and amortization expense

Depreciation and amortization expense was $31.7 million for the three-month period ended June 30, 2002 as compared to $15.8 million for the three-month period ended June 30, 2001, representing an increase of $15.9 million. Net property and equipment increased to $478.4 million at June 30, 2002, which includes $170.2 million from our April 1, 2002 acquisition of IWO, from $230.8 million at June 30, 2001. Our April 1, 2002 acquisition of IWO added $14.7 million of depreciation and amortization expense in the three-month period ended June 30, 2002. Depreciation expense for the three-month period ended June 30, 2002 benefited from a change in estimate of the useful lives of certain depreciable assets in July 2001. Effective July 2001, we revised the useful lives of certain depreciable assets that resulted in a reduction of $6.6 million in depreciation expense for three-month period ended June 30, 2002. The estimated lives of network switch equipment was increased from five to seven years, cell site towers from five to 10 years and related cell site equipment from five to seven years. The Company revised these estimates after considering the impact of certain upgrades to its network that management believes extends the useful lives of these assets.

Operating loss

The operating loss was $30.1 million for the three-month period ended June 30, 2002 as compared to $15.9 million for the three-month period ended June 30, 2001, representing an increase of $14.2 million that was primarily due to our April 1, 2002 acquisition of IWO that added $17.3 million of operating losses in the three-month period ended June 30, 2002, offset by increased revenues associated with our subscriber base; roaming revenue associated with the completion of our network build out; and a change in estimate of the useful lives of certain depreciable assets that resulted in an $6.6 million decrease in depreciation.

Other Income/(Expense)
                                      Three-month period ended June 30,
                                              2002          2001
                                              ----          ----
                                              (In thousands)
    Interest expense                      $ (20,845)     $ (9,780)
    Interest income                           1,066         1,758
    Gain on sale of assets                        3         7,273
                                          ---------      --------
    Total other expense                   $ (19,776)     $   (749)
                                          =========      ========

Interest expense was $20.8 million for the three-month period ended June 30, 2002 as compared to $9.8 million for the three-month period ended June 30, 2001, representing an increase of $11.0 million. The increase in interest expense resulted from the increase in outstanding debt. Our outstanding debt, including current maturities, was $723.8 million at June 30, 2002, which includes $326.4 million from our April 1, 2002 acquisition of IWO, as compared to $323.2 million at June 30, 2001.

Interest income was $1.1 million for the three-month period ended June 30, 2002 as compared to $1.8 million for the three-month period ended June 30, 2001, representing a decrease of $.7 million. The decrease was primarily due to less cash and cash equivalents available for investment.

Gain on sale of assets was $3,000 for the three-month period ended June 30, 2002 as compared to $7.3 million for the three-month period ended June 30, 2001. In the three-month period ended June 30, 2001, we recognized a gain of $7.3 million from the sale of 127 towers.

Six-Month Period Ended June 30, 2002 Compared to the Six-Month Period Ended June 30, 2001

Subscriber Additions

As previously discussed, as of June 30, 2002, we provided personal communication services to 539,100 customers as compared to 200,900 customers at June 30, 2001, an increase of 338,200 subscribers. The number of new subscribers includes 169,200 subscribers that joined us on April 1, 2002 as a result of our acquisition of IWO and 41,100 new subscribers that joined us on March 8, 2002 as a result of our acquisition of Georgia PCS. In addition, during the six-month period ended June 30, 2002, we added an additional 51,700 subscribers in all markets. We do not include in our customer base an estimate of customers that never make their initial payment.

 Revenues

                                            Six-month period ended June 30,
                                                2002               2001
                                                ----               ----
                                                     (In thousands)
          Subscriber revenues               $145,668            $60,752
          Roaming revenues                    80,344             34,947
          Merchandise sales                    9,029              8,023
          Other revenues                       1,441              2,852
                                            --------           --------
                Total revenues              $236,482           $106,574
                                            ========           ========

Subscriber revenues

Total subscriber revenues were $145.7 million for the six-month period ended June 30, 2002 as compared to $60.8 million for the six-month period ended June 30, 2001, representing an increase of $84.9 million and was primarily the result of an increase in subscribers.

Roaming revenues

Roaming revenues were $80.3 million for the six-month period ended June 30, 2002 as compared to $34.9 million for the six-month period ended June 30, 2001, representing an increase of $45.4 million and was primarily the result of a higher volume of Sprint PCS(R) subscribers traveling through our markets and the expansion of our network coverage that included the build out of the remaining markets in our service area and the acquisition of IWO and Georgia PCS. Our April 1, 2002 acquisition of IWO added $9.1 million of roaming revenue. We provided service in 68 PCS markets at June 30, 2002 (including 26 markets added as a result of our acquisitions) as compared to 37 PCS markets at June 30, 2001 and are continuing to expand our service by upgrading network equipment and adding cell sites in certain markets that we believe will help us provide better service.

Merchandise sales

Merchandise sales were $9.0 million for the six-month period ended June 30, 2002 as compared to $8.0 million for the six-month period ended June 30, 2001, representing an increase of $1.0 million and related to subscriber additions. The cost of handsets typically exceeds the amount received from our subscribers because we subsidize the price of handsets to remain competitive in the marketplace.

Other revenues

Other revenues were $1.4 million for the six-month period ended June 30, 2002 as compared to $2.9 million for the six-month period ended June 30, 2001, representing a decrease of $1.5 million and was primarily attributable to a decrease in access fee revenue.

Operating Expenses

                                              Six-month period ended June 30,
                                                  2002               2001
                                                  ----               ----
                                                      (In thousands)
          Cost of service                      $104,836            $47,047
          Merchandise cost of sales              18,307             15,874
          General & administrative               64,066             23,541
          Sales & marketing                      49,925             30,464
          Non-cash stock compensation             2,402              2,632
          Depreciation & amortization            45,835             30,021
                                               --------           --------
                Total operating expenses       $285,371           $149,579
                                               ========           ========

Cost of service

Cost of service was $104.8 million for the six-month period ended June 30, 2002 as compared to $47.0 million for the six-month period ended June 30, 2001, representing an increase of $57.8 million, which primarily related to an increase of $32.1 million in carrier roaming expenses and an increase of $6.3 million in circuit and usage costs as a result of our larger subscriber base and market coverage. Our April 1, 2002 acquisition of IWO added $18.8 million of service costs in the three-month period ended June 30, 2002.

Merchandise cost of sales

Merchandise cost of sales was $18.3 million for the six-month period ended June 30, 2002 as compared to $15.9 million for the six-month period ended June 30, 2001, representing an increase of $2.4 million and primarily related to the addition of new subscribers. Our April 1, 2002 acquisition of IWO added $2.7 million of merchandise cost of sales in the three-month period ended June 30, 2002. The cost of handsets typically exceeds the amount received from our subscribers because we subsidize the price of handsets to remain competitive in the marketplace.

General and administrative expenses

General and administrative expenses were $64.1 million for the six-month period ended June 30, 2002 as compared to $23.5 million for the six-month period ended June 30, 2001, representing an increase of $40.6 million and was primarily related to billing cost, servicing costs and bad debt expense. Our April 1, 2002 acquisition of IWO added $12.0 million of general and administrative expenses in the three-month period ended June 30, 2002.

Sales and marketing expenses

Sales and marketing expenses were $49.9 million for the six-month period ended June 30, 2002 as compared to $30.5 million for the six-month period ended June 30, 2001, representing an increase of $19.4 million that primarily relates to increases in commissions and subsidies paid to local and national third party retailers contracted to sell our product. Our April 1, 2002 acquisition of IWO added $8.6 million of sales and marketing expenses in the three-month period ended June 30, 2002.

Non-cash stock compensation

Non-cash stock compensation was $2.4 million for the six-month period ended June 30, 2002 as compared to $2.6 million for the six-month period ended June 30, 2001, representing a decrease of $0.2 million which was primarily due to forfeitures of options granted to employees terminated prior to the vesting of their options. The non-cash stock compensation consists of compensation expense related to the granting of certain stock options for the Company's stock in July 1999 and January 2000 with the exercise prices less than the market value of the Company's stock at the date of the grant. The non-cash stock compensation expense is being amortized over a four-year period representing the vesting of the options.

Depreciation and amortization expense

Depreciation and amortization expense was $45.8 million for the six-month period ended June 30, 2002 as compared to $30.0 million for the six-month period ended June 30, 2001, representing an increase of $15.8 million. Net property and equipment increased to $478.4 million at June 30, 2002, which includes $170.2 million from our April 1, 2002 acquisition of IWO, from $230.8 million at June 30, 2001. Our April 1, 2002 acquisition of IWO added $14.7 million of depreciation and amortization expense in the three-month period ended June 30, 2002. Depreciation expense for the six-month period ended June 30, 2002 benefited from a change in estimate of the useful lives of certain depreciable assets in July 2001. Effective July 2001, we revised the useful lives of certain depreciable assets that resulted in a reduction of $12.5 million in depreciation expense for six-month period ended June 30, 2002. The estimated lives of network switch equipment was increased from five to seven years, cell site towers from five to 10 years and related cell site equipment from five to seven years. The Company revised these estimates after considering the impact of certain upgrades to its network that management believes extends the useful lives of these assets.

Operating loss

The operating loss was $48.9 million for the six-month period ended June 30, 2002 as compared to $43.0 million for the six-month period ended June 30, 2001, representing an increase of $5.9 million that was primarily due to our April 1, 2002 acquisition of IWO that added $17.3 million of operating losses in the three-month period ended June 30, 2002 that was offset by increased revenues associated with our subscriber base and roaming revenue associated with the completion of our network build out and a change in estimate of the useful lives of certain depreciable assets that resulted in an $12.5 million decrease in depreciation.

Other Income/(Expense)
                                             Six-month period ended June 30,
                                                   2002          2001
                                                   ----          ----
                                                   (In thousands)
    Interest expense                           $ (31,357)    $ (19,322)
    Interest income                                1,471         4,578
    Gain on sale of assets                             3         8,219
                                               ---------     ---------
    Total other expense                        $ (29,883)    $  (6,525)
                                               =========     =========

Interest expense was $31.4 million for the six-month period ended June 30, 2002 as compared to $19.3 million for the six-month period ended June 30, 2001, representing an increase of $12.1 million. The increase in interest expense resulted from the increase in outstanding debt. Our outstanding debt, including current maturities was $723.8 million at June 30, 2002, which includes $326.4 million from our April 1, 2002 acquisition of IWO, as compared to $323.2 million at June 30, 2001.

Interest income was $1.5 million for the six-month period ended June 30, 2002 as compared to $4.6 million for the six-month period ended June 30, 2001, representing a decrease of $3.1 million. The decrease was primarily due to less cash and cash equivalents available for investment and lower interest rates.

Gain on sale of assets $3,000 for the six-month period ended June 30, 2002 as compared to $8.2 million for the six-month period ended June 30, 2001, representing a decrease of $8.2 million. In the six-month period ended June 30, 2001, we recognized an $8.2 million gain on sale of 141 towers.

Liquidity and Capital Resources

As of June 30, 2002, we had $39.5 million in cash and cash equivalents, $54.1 million in short-term investment securities, $51.9 million in restricted cash designated for our senior notes and total availability in revolving loans under our senior bank credit facilities of $126.6 million.

We used $16.5 million of cash in operating activities during the six-month period ended June 30, 2002. The $103.7 million of cash used in investing activities during the six-month period ended June 30, 2002 includes cash outlays of $63.2 million for capital expenditures and $61.5 million for the business acquisitions, partially offset by $10.9 million in proceeds from maturities of investments and $10.0 million in proceeds from the sale of assets. The $59.1 million in cash provided by financing activities during the six-month period ended June 30, 2002 consisted primarily of the borrowings under the senior bank credit facilities net of repayments.

We expect that cash and cash equivalents and our investments in securities, together with future draws under the senior bank credit facilities, will fund our capital expenditures and our working capital requirements through 2003, at which time we anticipate we will be cash flow positive. The senior bank credit facilities and senior notes are subject to certain restrictive covenants including maintaining certain financial ratios, attaining defined subscribers and network coverage goals, and limiting annual capital expenditures. Further, the senior credit facilities and senior note indenture restrict the payment of dividends on our common stock.

As of June 30, 2002, management believes that we are in compliance with all financial and operational covenants associated with our senior bank credit facility, senior notes and agreements with Sprint PCS.

Seasonality

Like the wireless communications industry in general, there is an increase in subscriber additions in the fourth quarter due to the holiday season. A greater number of phones sold at holiday promotional prices causes our losses on merchandise sales to increase. Our sales and marketing expenses increase also with holiday promotional activities. We generally have the weakest demand for new wireless services during the summer. We expect these trends to continue based on historical operating results.

Part II

Item 2.  Changes in Securities

On March 8, 2002, the Company completed its acquisition of Georgia PCS Management, L.L.C. pursuant to an Agreement and Plan of Merger dated as of February 8, 2002. A portion of the acquisition price included an aggregate of 5,395,615 shares of the Company's Class A common stock that were exchanged for the outstanding membership units and options of the former owners and employees. Of our 5,395,615 Class A common shares issued, 1,100,000 shares are being held in escrow pursuant to the terms and conditions of an escrow agreement requiring the former members to satisfy any outstanding obligations of the former members made against us after the date of the merger. The Company relied on Rule 506 of Regulation D of the Securities Act of 1933, as amended ("the Act") for the exemption from registration. Under the terms of the Agreement, the Company intends to file a "shelf" registration statement pursuant to Rule 415 under the Securities Act of 1933 providing for the sale by each recipient of the securities in August 2002.

On April 1, 2002, the Company acquired IWO Holdings, Inc., a Delaware corporation ("IWO"), by merging Northeast Unwired Inc., a Delaware corporation ("Northeast Unwired") that is US Unwired's indirect, wholly owned subsidiary, into IWO (the "Merger"). In connection with the Merger, US Unwired issued to the former stockholders of IWO approximately 39.0 million shares of US Unwired common stock and reserved approximately 6.9 million additional shares of its common stock for issuance upon the exercise of options and warrants that US Unwired assumed or exchanged in connection with the Merger. As a result of the Merger, IWO became an indirect, wholly owned subsidiary of US Unwired. The acquisition was effected pursuant to an Agreement and Plan of Merger dated as of December 19, 2001 (the "Merger Agreement"), by and among US Unwired, Northeast Unwired and IWO. The Merger Agreement and the press release of US Unwired announcing the completion of the Merger were filed with the Registration Statement on Form S-4 filed by the Company on February 1, 2002. The number of US Unwired shares issued to each former IWO stockholder in connection with the Merger was equal to 1.0371 times the number of shares of IWO common stock such stockholder held immediately prior to the Merger (the "Exchange Ratio"). In addition, upon the effectiveness of the Merger, each IWO warrant or option that US Unwired assumed or exchanged in connection with the Merger became exercisable for US Unwired shares equal to the number of IWO shares underlying such option or warrant immediately prior to the merger multiplied by the Exchange Ratio. The Exchange Ratio was determined through negotiations between US Unwired and IWO. There were no material relationships between IWO on the one hand, and US Unwired, any of US Unwired's affiliates, directors or officers or any associate of such directors or officers, on the other hand, prior to the consummation of the Merger.

In conjunction with agreement to acquire IWO Holding Inc. and effective on the April 1, 2002 date of the merger, the Company, in a special meeting of the Stockholders, approved and adopted amendments of the First Restated Articles of Incorporation of the Company in the form of the Second Restated Articles of Incorporation to provide for the reclassification of each share of Class B common stock to Class A common stock; change of the name of Class A common stock to "common stock"; the addition of the 300 million authorized shares of Class B Common Stock to the existing 500 million shares of Class A common stock; and the deletion of references to the two classes of common stock and of the special provisions to the two classes of common stock.

On April 16, 2002, the Company filed an S-3 Registration Statement to authorize the issuance of 160,000 warrants to purchase common stock. The Company offered 2,074,241 shares of common stock that are issuable by the Company upon exercise of warrants that the Company assumed from IWO that the Company acquired on April 1, 2002. Each warrant is exercisable for 12.96401 shares of the Company's common stock at a price of $6.75 per share and were initially issued by IWO on February 2, 2001 as a part of IWO's offering of its Senior Subordinated Discount Notes. The warrants expire on January 15, 2011.

Item 4.  Submission of Matters to a Vote of Security Holders

We submitted to a vote of our stockholders, through a solicitation by proxy, the approval of the merger with IWO and the Merger Agreement. The matters were submitted for a vote at a Special Meeting of Stockholders on March 29, 2002. 15,401,836 Class A common shares and 55,553,932 Class B common shares were represented by proxy of a total number of 27,918,444 Class A common shares and 56,460,144 Class B common shares outstanding. This represented 84.1% of the total outstanding shares and 96.4% of the voting power. Each Class A common share had one vote and each Class B common share had 10 votes.

The table below summarizes the results of the vote:


                                                                  Total Class A
                                     Class A         Class B       and Class B
                                 Common Shares   Common Shares    Common Shares    Voting Power
                                 -------------   -------------    -------------    ------------
Voting for                         15,371,003     55,553,932        70,924,935      570,910,323
Voting against                         24,088           --              24,088           24,088
Abstentions                             6,745           --               6,745            6,745
                                  -----------    -----------       -----------      -----------
Total Votes                        15,401,836     55,553,932        70,955,768      570,941,156
                                  ===========    ===========       ===========      ===========
Eligible to Vote                   27,918,444     56,460,144        84,378,588      592,519,844
                                  ===========    ===========       ===========      ===========
Percentage Approving Merger                                               84.1%            96.4%
                                                                   ===========      ===========

We submitted to a vote of our stockholders, through a solicitation by proxy, the approval of amendments to our Articles of Incorporation in the form of the Second Restated Articles of Incorporation. The matters were submitted for a vote at a Special Meeting of Stockholders on March 29, 2002. 15,401,836 Class A common shares and 55,553,932 Class B common shares were represented by proxy of a total number of 27,918,444 Class A common shares and 56,460,144 Class B common shares outstanding. This represented 84.1% of the total outstanding shares and 96.4% of the voting power. Each Class A common share had one vote and each Class B common share had 10 votes.

The table below summarizes the results of the vote:


                                                                  Total Class A
                                     Class A         Class B       and Class B
                                 Common Shares   Common Shares    Common Shares    Voting Power
                                 -------------   -------------    -------------    ------------
  Voting for                       15,370,967      55,553,932          70,924,899      570,910,287
  Voting against                       21,174             ---              21,174           21,174
  Abstentions                           9,695             ---               9,695            9,695
                                   ----------      ----------          ----------      -----------
  Total Votes                      15,401,836      55,553,932          70,955,768      570,941,156
                                   ==========      ==========          ==========      ===========
  Eligible to Vote                 27,918,444      56,460,144          84,378,588      592,519,844
                                   ==========      ==========          ==========      ===========
  Percentage Approving Amendments                                            84.1%            96.4%
                                                                       ==========      ===========

We submitted to a vote of our stockholders, through solicitation by proxy, the approval of amendments to our Articles of Incorporation in the form of the Third Restated Articles of Incorporation and the election of certain directors. The matters were submitted for a vote at the Annual Meeting of Stockholders on April 23, 2002. 80,318,100 common shares were represented either in person or by proxy. This represented 93.5% of the total outstanding shares and voting power.

The table below summarizes the results of the vote:

Amendments to the Articles of Incorporation:

                                                     Common Shares
                                                     -------------
  Voting for                                           67,521,324
  Voting against                                        6,769,740
  Abstentions                                              81,104
                                                       ----------
  Total Votes                                          74,372,168
                                                       ==========
  Broker no votes                                       5,945,932
                                                       ==========
  Eligible to Vote                                     85,916,066
                                                       ==========
  Percentage Approving Amendments                           78.6%
                                                       =========

Election of Class II Directors:

                                                 Percentage Voting
                                   Common Shares   for Director
                                   ------------- -----------------
  Voting for:
  Charles T. Cannada                69,810,970         81.2%
  Robert W. Piper                   69,681,260         81.1%
  Christopher J. Stadler            69,680,670         81.1%

  Votes withheld:
  Charles T. Cannada                   468,713
  Robert W. Piper                      598,423
  Christopher J. Stadler               599,013

Item 6.  Exhibits and Reports on Form 8-K

     a.  Exhibits

         (a) The following exhibits are filed as part of this report:

    (2) Agreement and Plan of Merger, dated as of December 19, 2001, by and among US Unwired Inc., Northeast Unwired Inc. and IWO Holdings, Inc. (Incorporated by reference to Exhibit 2.1 filed with the registration statement on Form S-4 filed by the Registrant on February 1, 2002).

    (3)(i)(a) First Restated Articles of Incorporation of US Unwired Inc. (Incorporated by reference to Exhibit 3.1 filed on Form 10-K, annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 filed by the Registrant on March 16, 2001) (3)(i)(b) Second Restated Articles of Incorporation of US Unwired Inc. (Incorporated by reference to Exhibit 3.2 filed with the registration statement on Form S-4 filed by the Registrant on February 1, 2002, Registration No. 333-81928)

    (3)(i)(c) Third Restated Articles of Incorporation of US Unwired Inc. (Incorporated by reference to Exhibit 3.2 of Form 10-Q filed by the Registrant on May 9, 2002)

    (4)(i)(a) Amended and Restated Agreement Credit Agreement dated March 8, 2002 between US Unwired Inc. and lenders. (Incorporated by reference to Exhibit 4.1 of Form 8-K filed by the Registrant on March 21, 2002)

    (4)(i)(b) Waiver and Amendment dated May 1, 2002 to the Amended and Restated Agreement Credit Agreement dated March 8, 2002 between US Unwired Inc. and lenders.

    (4)(i)(c) Second Agreement Regarding Amendments to Loan Documents dated June 6, 2002 between US Unwired Inc. and lenders.

    (4)(i)(d) Supplemental Indenture dated as of March 11, 2002, among Georgia PCS Management, LLC and Georgia PCS Leasing, LLC, both Georgia limited liability companies and subsidiaries of US Unwired Inc., the other Guarantors and State Street Bank and Trust Company, as trustee under the indenture.

    (4)(i)(e) Registration Rights Agreement, dated April 1, 2002, by and among Issuer, Northeast Unwired Inc. and IWO Holdings Inc. for certain registration rights of US Unwired common stock

    (16)            Change in Certifying Accountant for IWO Holdings, Inc.
                    (Incorporated by reference to Exhibit 16 of Form 8-K filed by IWO Holding Inc. on April 23, 2002).

    (99) Audited consolidated financial statements of IWO Holdings, Inc. and subsidiaries as of December 31, 2001 and 2000 and for the period January 1, 1999. (Incorporated by reference to Exhibit 99 of Form 8-K filed by the Registrant on April 15, 2002).

    (99.1) Certification by President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    (99.2) Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                            -------------------------

     Registrant agrees to furnish to the Commission on request copies of any instrument defining the rights of holders of long-term debt the total amount of which does not exceed 10% of the total consolidated assets of the registrant and which is otherwise not filed as an exhibit.

     b.   Reports on Form 8-K

          On April 1, 2002, we filed a Current Report on Form 8-K containing the financial statements and related materials listed in Item 7(a) for IWO Holdings, Inc.

          On April 15, 2002, we filed a Current Report on Form 8-K announcing the acquisition of IWO Holdings, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

August 9, 2002                                     US UNWIRED INC.

                                            By:  /s/ Jerry E. Vaughn
                                               -----------------------------
                                               Jerry E. Vaughn
                                               Chief Financial Officer