Form 10-Q
period 2002-09-30
US UNWIRED INC
filed 2002-11-15
CIK 1024149

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002 OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO
       ______________.


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__
                                      ---

There were 128,831,535 shares of common stock, $0.01 par value per share, outstanding at November 1, 2002.

                                                                                   Page
                                                                                   ----
Part I   -   Financial Information

Item 1.      Financial Statements

             Condensed Consolidated Balance Sheets ................................   3
             Condensed Consolidated Statements of Operations ......................   4
             Condensed Consolidated Statements of Cash Flows ......................   5

             Notes to Condensed Consolidated Financial Statements .................   6




Item 2.      Management's Discussion and Analysis of Financial Condition
                and Results of Operations .........................................  18

Item 4.      Controls and Procedures                                                 29

Part II  -   OTHER INFORMATION

Item 5.      Other Information                                                       29

Item 6.      Exhibits and Reports on Form 8-K .....................................  55

Signatures ........................................................................  56

Certification by Chief Executive Officer ..........................................  57

Certification by Chief Financial Officer ..........................................  58

Part I   Financial Information
Item 1.  Financial Statements

US UNWIRED INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                                      September 30,    December 31,
                                                                          2002             2001
                                                                          ----             ----
                                                                       (Unaudited)       (Note 1)
                                          Assets
                                          ------
Current assets:
   Cash and cash equivalents                                            $   38,638        $ 100,589
   Investment securities at amortized cost held to maturity                 33,995              ---
   Restricted cash                                                          24,089              ---
   Subscriber receivables, net                                              43,159           30,011
   Other receivables                                                         2,133           10,042
   Inventory                                                                 8,026            7,691
   Prepaid expenses and other assets                                        14,690            9,373
   Receivables from related parties                                            856              705
   Receivables from officers                                                   149              138
                                                                        ----------        ---------

   Total current assets                                                    165,735          158,549

Property and equipment, net                                                484,532          255,761
Restricted cash                                                             18,028              ---
Goodwill and other intangibles, net                                        544,569           32,840
Notes receivable from unconsolidated affiliates                              1,791            1,735
Other assets                                                                46,131           25,649
                                                                        ----------        ---------

Total assets                                                            $1,260,786        $ 474,534
                                                                        ==========        =========
                           Liabilities and stockholders' equity
                           ------------------------------------
Current liabilities:
   Accounts payable                                                     $   28,663        $  26,602
   Accrued expenses                                                         70,370           27,156
   Current maturities of long term obligations                               3,578              693
                                                                        ----------        ---------

   Total current liabilities                                               102,611           54,451

Long term obligations, net of current maturities                           740,085          338,675
Deferred gain                                                               34,751           38,216
Investments in and advances to unconsolidated affiliates                     3,949            3,554


Stockholders' equity:
   Common stock                                                              1,288              844
   Additional paid in capital                                              656,519          185,127
   Retained deficit                                                       (278,243)        (146,333)
   Promissory note                                                            (174)             ---
                                                                        ----------        ---------
   Total stockholders' equity                                              379,390           39,638
                                                                        ----------        ---------

   Total liabilities and stockholders' equity                           $1,260,786        $ 474,534
                                                                        ==========        =========

      See accompanying notes to condensed consolidated financial statements

US UNWIRED INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

                                                                      For the three months ended     For the nine months ended
                                                                             September 30,                  September 30,
                                                                             -------------                 -------------
                                                                          2002           2001            2002          2001
                                                                          ----           ----            ----          ----
Revenues:
   Subscriber                                                          $  90,759     $  39,910       $  236,427    $  100,662
   Roaming                                                                53,011        26,016          133,355        60,963
   Merchandise sales                                                       4,442         4,322           13,471        12,345
   Other revenue                                                             606         1,110            2,047         3,962
                                                                       ---------     ---------       ----------    ----------

   Total revenue                                                         148,818        71,358          385,300       177,932
Expense:
   Cost of service                                                        67,570        30,273          172,406        77,320
   Merchandise cost of sales                                               9,957         7,080           28,264        22,954
   General and administrative                                             43,355        14,189          107,421        37,730
   Sales and marketing                                                    27,999        18,374           77,924        48,838
   Non-cash stock compensation                                             1,400         1,089            3,802         3,721
   Depreciation and amortization                                          32,731        12,318           78,566        42,339
                                                                       ---------     ---------       ----------    ----------
   Total operating expense                                               183,012        83,323          468,383       232,902
                                                                       ---------     ---------       ----------    ----------
Operating loss                                                           (34,194)      (11,965)         (83,083)      (54,970)
Other income (expense):
   Interest expense                                                      (20,515)       (8,521)         (50,401)      (23,265)
   Gain on sale of assets                                                     10           401               13         8,620
                                                                       ---------     ---------       ----------    ----------
   Total other expense                                                   (20,505)       (8,120)         (50,388)      (14,645)

Loss before equity in income (loss) of unconsolidated
affiliates and income taxes                                              (54,699)      (20,085)        (133,471)      (69,615)
Equity in income (loss) of unconsolidated affiliates                         115        (1,560)             780        (2,430)
                                                                       ---------     ---------       ----------    ----------

Loss before income taxes                                                 (54,584)      (21,645)        (132,691)      (72,045)
Income tax benefit                                                           781           ---              781           ---
                                                                       ---------     ---------       ----------    ----------

Net loss                                                               $ (53,803)    $ (21,645)      $ (131,910)  $   (72,045)
                                                                       =========     =========       ==========   ===========

Basic and diluted loss per share                                       $   (0.42)    $   (0.26)      $    (1.15)  $     (0.87)
                                                                       =========     =========       ==========   ===========

Weighted average outstanding common shares                               128,832        84,150          114,610        83,230
                                                                       =========     =========       ==========   ===========

      See accompanying notes to condensed consolidated financial statements

US UNWIRED INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)
(Unaudited)

                                                                          For the nine months ended
                                                                                September 30,
                                                                              2002         2001
                                                                              ----         ----
                  Cash flows from operating activities
                  ------------------------------------

Net cash used in operating activities                                      $ (25,764)   $ (20,547)

                  Cash flows from investing activities
                  ------------------------------------

Payments for the purchase of equipment                                       (98,641)     (80,985)
Acquisition of business, net of cash acquired                                (61,417)          --
Proceeds from maturities of investments                                       33,167           --
Proceeds from sale of assets                                                  10,319       44,924
Sale of marketable securities                                                     --      176,705
Purchase of marketable securities                                                 --      (12,544)
Proceeds from restricted cash                                                 10,682        5,753
Investments in unconsolidated affiliates                                         750         (527)
                                                                           ---------    ---------

Net cash (used in) provided by investing activities                         (105,140)     133,326


                  Cash flows from financing activities
                  ------------------------------------

Proceeds from long-term debt                                                  70,000        1,822
Proceeds from stock options exercised                                            212        1,392
Proceeds from promissory notes                                                    20           --
Principal payments of long-term debt                                            (517)      (1,500)
Debt issuance costs                                                             (762)        (149)
                                                                           ---------    ---------

Net cash provided by financing activities                                     68,953        1,565
                                                                           ---------    ---------

Net (decrease) increase in cash and cash equivalents                         (61,951)     114,344

Cash and cash equivalents at beginning of period                             100,589       15,136
                                                                           ---------    ---------

Cash and cash equivalents at end of period                                 $  38,638    $ 129,480
                                                                           =========    =========

     See accompanying notes to condensed consolidated financial statements.

US UNWIRED INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002
(UNAUDITED)


1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

     The condensed consolidated balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The condensed consolidated financial statements contained herein should be read in conjunction with the financial statements and notes included in the Form 10-K for US Unwired Inc. for the year ended December 31, 2001, filed on March 5, 2002 with the Securities and Exchange Commission and with the Risk Factors included in the Form 8-K filed with the Securities and Exchange Commission on August 16, 2002.

2.   Description of the Organization

     US Unwired Inc. ("the Company") is principally engaged in the ownership and operation of wireless communications systems, consisting of personal communications systems ("PCS"), cellular and paging communication systems in the southern and northeastern regions of the United States.

3.   Acquisitions

     On March 8, 2002, the Company acquired 100% of the ownership interests of Georgia PCS Management, LLC (Georgia PCS) for approximately $84.5 million in Company stock and cash. Georgia PCS provides PCS services and related products to customers in the northeastern United States as part of Sprint PCS's network The service area of Georgia PCS is adjacent to the Company's existing markets and is also adjacent on the north and the south to Atlanta, where service is provided by Sprint PCS. Georgia PCS has completed its initial build out, and as of September 30, 2002 provided network coverage to approximately 70% of the 1.4 million residents in its service area. As a result, management believes that it has access to some of the most attractive and fastest growing markets in the southern United States, which allow the Company to leverage its existing operations and experience with other markets in the Company's territory.

     An aggregate 5.4 million common shares of the Company's stock valued at $28.4 million were exchanged for the outstanding membership units of Georgia PCS. The value of the 5.4 million shares issued was based on the average market price of the Company's common shares over the period including the five days before and after the first day the number of common shares to be issued became fixed. Of the Company's 5.4 million common shares issued, 1.1 million shares are being held in escrow pending resolution of certain post-closing adjustments that we anticipate will be concluded by December 31, 2002. Additionally, the Company repaid approximately $54.3 million of Georgia PCS's indebtedness and other obligations. The Company has incurred approximately $1.8 million in closing costs associated with the acquisition.

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

     On April 1, 2002, the Company acquired 100% of the ownership interest in IWO Holdings, Inc. ("IWO") for approximately $446.3 million in Company stock and related merger costs. IWO provides PCS services and related products to customers in the northeastern United States as part of Sprint PCS's network. IWO's service area consists of a large portion of upstate New York, New Hampshire, Vermont and portions of Massachusetts and Pennsylvania with a total population of approximately 6.3 million residents. As consideration for the acquisition, the Company issued to the former stockholders of IWO approximately 39.0 million shares of the Company's common stock and reserved approximately 6.9 million additional shares of its common stock for issuance upon the exercise of options and warrants that the Company assumed or exchanged in connection with the acquisition. The value of the common shares issued was based on the market price of the common stock of $10.00 per share at the close of business on December 19, 2001, the date the terms of the acquisition were agreed to and announced.

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

     During the three months period ended September 30, 2002, the Company adjusted its initial purchase price allocation for IWO by $1.5 million for reductions in certain estimates related to the overall costs of the acquisition and $8.7 million for changes in the Company's initial estimates of working capital acquired that included reductions of estimated liabilities for circuits, long distance, commissions and rebates. These changes resulted in a decrease to goodwill of $5.9 million.

     The Company is in the process of obtaining independent valuations from a national valuation firm to assist in the allocation of the purchase price for Georgia PCS and IWO. The Company expects to receive final valuation reports from the independent national valuation firm before December 31, 2002.

     The following represents the Company's initial allocation of the purchase prices:

                                                             Georgia PCS              IWO        Total
                                                             -----------              ---        -----
                                                                        (In thousands)
    Consideration:
      Common stock                                             $  28,391        $ 389,828      $ 418,219
      Stock options and warrants                                     ---           49,410         49,410
      Debt retired of acquired company                            52,982              ---         52,982
      Cash, including merger related costs                         3,080            7,019         10,099
                                                               ---------        ---------      ---------
      Total purchase price                                     $  84,453        $ 446,257      $ 530,710
                                                               =========        =========      =========

    Allocated to:
      Working capital                                          $ (3,596)        $  51,994      $  48,398
      Restricted cash and US Treasury obligations                    ---           28,100         28,100
      Investment securities                                          ---            3,103          3,103
      Property and equipment                                      35,298          159,919        195,217
      Deferred financing costs and other assets                      ---           21,768         21,768
      Long-term debt                                                 ---         (306,000)      (306,000)
      Acquired customer base                                      12,300           57,500         69,800
      Sprint affiliation agreement                                15,500          215,000        230,500
      Goodwill                                                    24,951          214,873        239,824
                                                               ---------        ---------      ---------
      Total                                                    $  84,453        $ 446,257      $ 530,710
                                                               =========        =========      =========

     The Company is amortizing the acquired customer base over a period of 24 months and the Sprint affiliation agreements over the remaining life of the agreements - approximately 18 years. None of the above goodwill is expected to be tax deductible.

     The following unaudited supplemental pro forma information for the three and nine-month periods ended September 30, 2002 and 2001 presents the results of operations as if the IWO acquisition had occurred at the beginning of the period and are not necessarily indicative of future results or actual results that would have been achieved had these acquisitions occurred as of the beginning of the period.

                                                   Three months ended Sept 30,     Nine months ended Sept 30,
                                                        2002          2001            2002            2001
                                                        ----          ----            ----            ----
                                                             (In thousands except earnings per share)
    Revenues                                          $148,818      $103,891       $ 420,836       $ 255,678
                                                      =========     =========      ==========      ==========
    Net loss                                          $(53,803)     $(39,731)      $(158,747)      $(121,558)
                                                      =========     =========      ==========      ==========
    Loss per share                                    $   (.42)     $   (.47)      $   (1.39)      $   (1.46)
                                                      =========     =========      ==========      ==========

4.   Details of Certain Balance Sheet Accounts

     Major categories of property and equipment consisted of the following:

                                                    September 30,   December 31,
                                                        2002           2001
                                                        ----           ----
                                                            (In thousands)

     Land                                             $     890      $     656
     Buildings and leasehold improvements                22,601         11,418
     Facilities and equipment                           580,922        337,955
     Furniture, fixtures and vehicles                     9,588          6,447
     Construction in progress                            36,496         15,750
                                                      ---------      ---------
                                                        650,497        372,226
     Less accumulated depreciation an amortization      165,965        116,465
                                                      ---------      ---------

                                                      $ 484,532      $ 255,761
                                                      =========      =========

     Goodwill and other intangibles consisted of the following:

                                                    September 30,   December 31,
                                                       2002            2001
                                                       ----            ----
                                                             (In thousands)

     Goodwill                                        $  266,396        $ 31,032
     Sprint affiliation agreement                       230,500             ---
     Subscriber base                                     81,824          12,024
                                                     ----------        --------
                                                        578,720          43,056

     Less: accumulated amortization                      34,151          10,216
                                                     ----------        --------

                                                     $  544,569        $ 32,840
                                                     ==========        ========

5.     Long-Term Obligations

       Long-term debt reflects the inclusion of the IWO long-term debt on April 1, 2002 and consisted of the following:

                                                              September 30,   December 31,
                                                             -------------
                                                                      2002           2001
                                                                      ----           ----
       Debt outstanding under senior credit facilities:
         Senior subordinated discount notes                      $ 442,182      $ 277,369
         Bank credit facilities                                    290,000         50,000
         Capital leases                                              7,376          7,691
         Other financing                                             4,105          4,308
                                                                 ---------      ---------
       Total long-term obligations                                 743,663        339,368
       Less current maturities                                       3,578            693
                                                                 ---------      ---------
       Long-term obligations, excluding current maturities       $ 740,085      $ 338,675
                                                                 =========      =========

       As of September 30, 2002, $115.3 million remained available for borrowing under the senior bank credit facilities that included $76.9 million available under the US Unwired senior bank credit facility and $38.4 million available under the IWO senior bank credit facility. IWO is an unrestricted subsidiary of US Unwired. Funds available under the IWO senior bank credit facility can only be used by IWO, and, respectively, funds available under US Unwired's senior bank credit facility can only be used by US Unwired.

       US Unwired Senior Subordinated Discount Notes - 13 3/8%

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

       IWO Senior Subordinated Discount Notes - 14%

       In February 2001, IWO issued 160,000 units, each consisting of $1,000 principal amount of 14% Senior Notes ("the IWO Notes") due January 15, 2011 and one warrant to purchase 12.50025 shares of IWO's class C common stock at an exercise price of $7.00 per share. As a result of the acquisition, this warrant was converted to a US Unwired warrant to purchase 12.96401 shares of the Company's common stock at $6.75 per share. Interest is payable semi-annually on January 15 and July 15 of each year. Independent Wireless One Corporation, a wholly owned subsidiary of IWO, is the sole guarantor of the IWO Notes. All of IWO's restricted subsidiaries formed or acquired after the issuance of the IWO Notes that guarantee IWO's senior bank credit facility will also be required to guarantee the IWO Notes. The IWO Notes are not guaranteed by Independent Wireless One Realty Corporation, a wholly owned subsidiary of the Company or its subsidiaries - LA Unwired and Unwired Telecom.

       A portion of the original proceeds of the IWO Notes were used to purchase a portfolio of U.S. government securities which will generate sufficient proceeds to make the first six scheduled interest payments on the IWO Notes through January 2004. The account holding the investment securities and all of the securities and other items contained in the account have been pledged to the trustee for the benefit of the holders of the IWO Notes.

       US Unwired Senior Bank Credit Facility - $170 million

       The $170 million senior bank credit facility consists of a $77.3 million reducing revolving credit facility and $90 million in term loans. The reducing revolver is permanently reduced in quarterly installments beginning June 2002 with the first installment of $1.3 million. The senior bank credit facility matures in 2008. Effective June 6, 2002, the Company amended its $170 million senior bank credit facility to allow for letters of credit. Any letters of credit issued by the Company reduce the amount available under the reducing revolving credit facility. The term loans will be repaid in quarterly installments beginning in June 2003. All loans under the senior bank credit facility bear interest at variable rates tied to the federal funds rate or LIBOR. The credit facility is secured by all of the assets of the Company and its subsidiaries (other than property owned by IWO which the Company acquired on April 1, 2002). At September 30, 2002, the Company had $76.9 million available under this facility. The proceeds from the US Unwired senior bank credit facility are available for use only by US Unwired and its subsidiaries other than IWO.

       The Company must comply with certain financial and operating covenants for subordinated discount notes and the senior credit facilities, and at September 30, 2002, the Company was in compliance with these restrictive covenants.

       IWO Senior Bank Credit Facility - $240 million

       Effective December 2000, Independent Wireless One Corporation, a wholly owned subsidiary IWO, entered into an amended and restated a secured credit facility ("the IWO Credit Facility") under which it may borrow up to $240 million in the aggregate consisting of up to $70 million in revolving loans and $170 million in term loans. The IWO Credit Facility matures in 2008. The term loans will be repaid in quarterly installments beginning in March 2004 and the reducing revolver matures in March 2008. All loans under the IWO Credit Facility bear interest at variable rates tied to the prime rate, the federal funds rate or LIBOR. The IWO Credit Facility is secured by all of the assets of IWO and its subsidiaries. At September 30, 2002, the Company had $38.4 million available under the IWO Credit Facility. The IWO credit facility is available only to IWO and its subsidiaries.

       The Company must comply with certain financial and operating covenants for subordinated discount notes and the senior credit facilities, and at September 30, 2002, the Company was in compliance with these restrictive covenants.

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

       The Company adopted these new rules on accounting for goodwill and other intangible assets on January 1, 2002. During the second quarter of 2002, the Company completed the first of the required impairment tests of goodwill and indefinite lived assets as of January 1, 2002 and determined that the adoption of this provision of the new rules had no impact on the Company's financial statements. The Company intends to perform the first of the required annual impairment tests of goodwill and indefinite lived assets in the fourth quarter of 2002.

       The following information provides net loss and net loss per share information for the three and nine-month periods ended September 30, 2001 adjusted to exclude amortization expense recognized in these periods related to goodwill.

                                                Three months ended         Nine months ended
                                                September 30, 2001        September 30, 2001
                                                ------------------        ------------------
                                                               (In thousands)
          Reported net loss                               $(21,645)                 $(72,045)
          Add back:  Goodwill amortization                   1,108                     2,713
                                                          --------                  --------
          Adjusted net loss                               $(20,537)                 $(69,332)
                                                          ========                  ========

       Basis and diluted loss per share:

                                                Three months ended         Nine months ended
                                                September 30, 2001        September 30, 2001
                                                ------------------        ------------------
          Reported net loss                                  $(.26)                    $(.87)
          Add back:  Goodwill amortization                     .01                       .03
                                                          --------                  --------
          Adjusted net loss                                  $(.25)                    $(.84)
                                                          ========                  ========

7.     Change in Accounting Estimate

       Effective July 1, 2001, the Company revised its estimated lives for certain depreciable assets. The estimated lives of network switch equipment was increased from five to seven years, cell site towers from five to 10 years and related cell site equipment from five to seven years. The Company revised these estimates after considering the impact of certain upgrades to its network that management believes extends the useful lives of these assets. This change resulted in a reduction of depreciation expense of approximately $12.5 million for the nine-month period ended September 30, 2002 as compared to the nine-month period ended September 30, 2001.

8.     Commitments and Contingencies

       The Company's PCS licenses and the PCS licenses that the Company operates for Sprint PCS are subject to a requirement that the Company construct network facilities that offer coverage to 25% of the population or have substantial service in each of its Basic Trading Areas ("BTAs") within five years from the grant of the licenses. As of September 30, 2002, management believes that Sprint PCS has met the requirements necessary for the licenses that the Company operates for Sprint PCS under the Sprint PCS management agreements and that the Company has met the requirements necessary for the licenses that it owns.

       The Company uses Sprint PCS to process all PCS subscriber billings including monthly recurring charges, airtime and other charges such as interconnect fees. The Company pays various fees to Sprint PCS for new subscribers as well as recurring monthly fees for services performed for existing customers including billing and management of customer accounts. Sprint's billing for these services is based upon an estimate of the actual costs incurred by Sprint PCS to provide such services. At the end of each calendar year, Sprint PCS compares its actual costs to provide such services to remittances by the Company for estimated billings and either refunds overpayments or bills for costs in excess of the payments made. Based upon information as provided by Sprint PCS, the Company believes it has adequately provided for the above-mentioned costs in the accompanying consolidated financial statements. Additionally, Sprint PCS has contracted with national retailers that sell handsets and service to new PCS subscribers in the Company's markets. Sprint PCS pays these national retailers a new subscriber commission and provides handsets to such retailers below cost. Sprint PCS passes these costs of commissions and the handset subsidies to the Company.

       The Company periodically reviews all charges from Sprint PCS and from time to time, the Company may dispute certain of these charges. Based upon the information provided to the Company by Sprint PCS to date, the Company believes the accompanying condensed consolidated balance sheet adequately reflects its obligation to Sprint PCS for these charges.

       On July 3, 2002, the FCC issued an order, involving Sprint PCS, that PCS wireless carriers could not unilaterally impose terminating long distance access charges pursuant to FCC commission rules. This FCC order did not preclude such charges when a contractual basis existed for such. The Company has previously recognized only a portion of the terminating long distance access revenues billed by Sprint PCS and passed to the Company. The Company believes the accompanying consolidated financial statements adequately provides for any amounts that may ultimately be determined to be not collectible in connection with this matter.

9.     Income Taxes

       The Company's effective income tax rate for the interim periods presented is based on management's estimate of the Company's effective tax rate for the applicable year and differs from the federal statutory income tax rate primarily due to nondeductible permanent differences, state income taxes and changes in the valuation allowance for deferred tax assets. During the three-month period ended September 30, 2002, the Company completed its evaluation of a 2002 change in the U. S. tax law that provides for more liberalized tax loss carry back rules. As a result, the Company recorded a $781,000 tax benefit for an alternative minimum tax refund.

10.    Condensed Consolidating Financial Information

       As discussed in Note 5, the US Unwired Notes are guaranteed by certain of the Company's subsidiaries. The following information presents the condensed consolidating balance sheets as of September 30, 2002 and December 31, 2001 and the condensed consolidating statements of operations and cash flows for the three and nine-month periods ended September 30, 2002 and September 30, 2001 of (a) the "Parent" Company, US Unwired Inc., (b) the "Guarantors", Unwired Telecom Corporation and Louisiana Unwired, and (c) the "Non-Guarantor", IWO Holding Inc. and includes eliminating entries and the Company on a consolidated basis.

       The separate consolidated financial statements of IWO, including disclosure of condensed consolidating financial information for IWO, are included in a separate Form 10-Q filing.

Condensed Consolidating Balance Sheet

                                                                           September 30, 2002
                                                                           ------------------
                                                                                                 IWO
                                                     Unwired      Louisiana                    Holding
                                       US Unwired    Telecom       Unwired                   Corporation
                                          Inc.     Corporation       LLC         Total         (Non-     Consolidating
                                        (Parent)   (Guarantor)   (Guarantor)   Guarantors    Guarantors      Entries    Consolidated
                                        -------     ----------   ----------    ----------                    -------    ------------
                                                                             (In thousands)
ASSETS:
------
Current Assets
--------------
 Cash and cash equivalents            $    29,320  $     2,476  $     3,147    $     5,623   $     3,695  $        --   $    38,638
 Investment securities at amortized
 cost  held to maturity                        --           --           --             --        33,995           --        33,995
 Restricted cash                            1,132           --           --             --        22,957           --        24,089
 Subscriber receivables, net                   --        1,647       30,995         32,642        10,517           --        43,159
 Other receivables                            839           --          511            511           783           --         2,133
 Inventory                                     --          141        4,273          4,414         3,612           --         8,026
 Prepaid expenses and other assets            978           76       10,444         10,520         3,192           --        14,690
 Receivables from (payables to)
 related parties                              621         (298)       1,042            744          (555)          46           856
 Receivables from officers                    149           --           --             --            --           --           149
                                      -----------  -----------  -----------    -----------   -----------  -----------   -----------
 Total current assets                      33,039        4,042       50,412         54,454        78,196           46       165,735
Property and equipment, net                12,525        9,548      277,800        287,348       184,659           --       484,532
Restricted cash                                --           --           --             --        18,028           --        18,028
Goodwill and other intangible
assets, net                                    --           --       77,488         77,488       491,426      (24,345)      544,569
Notes receivable from
unconsolidated affiliates                 178,765       26,159           --         26,159           174     (203,307)        1,791
Other assets                               11,814           95       11,939         12,034        22,283           --        46,131
                                      -----------  -----------  -----------    -----------   -----------  -----------   -----------
Total assets                          $   236,143  $    39,844  $   417,639    $   457,483   $   794,766  $  (227,606)  $ 1,260,786
                                      ===========  ===========  ===========    ===========   ===========  ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
 Accounts payable                     $     1,082  $     1,078  $    16,094    $    17,172   $    10,409  $        --   $    28,663
 Accrued expenses                           5,017          887       33,478         34,365        30,988           --        70,370
 Current maturities of long term
  obligations                              27,449           58      179,203        179,261            --     (203,132)        3,578
                                      -----------  -----------  -----------    -----------   -----------  -----------   -----------
Total current liabilities                  33,548        2,023      228,775        230,798        41,397     (203,132)      102,611

Long term obligations, net of
current maturities                        396,128          326        6,937          7,263       336,694           --       740,085
Deferred tax liability                         --           --           --             --        19,841      (19,841)           --
Deferred gain                                  --           93       34,658         34,751            --           --        34,751
Investments in and advance to
 unconsolidated affiliates               (531,268)       3,549     (396,641)      (393,092)           --      928,309         3,949
                                      -----------
Stockholders' equity:
 Common stock                               1,288          600           --            600             1         (601)        1,288
 Additional paid in capital               658,240        1,347      809,069        810,416       446,449   (1,258,586)      656,519
 Retained deficit                        (321,793)      31,906     (265,159)      (233,253)      (49,616)     326,419      (278,243)
 Promissory note                               --           --           --             --            --         (174)         (174)
                                      -----------  -----------  -----------    -----------   -----------  -----------   -----------

 Total stockholder's equity               337,735       33,853      543,910        577,763       396,834     (932,942)      379,390
                                      -----------  -----------  -----------    -----------   -----------  -----------   -----------

Total liabilities and stockholders'
equity                                $   236,143  $    39,844  $   417,639    $   457,483   $   794,766  $  (227,606)  $ 1,260,786
                                      ===========  ===========  ===========    ===========   ===========  ===========   ===========

Condensed Consolidating Balance Sheet

                                                                                     December 31, 2001
                                                                                     -----------------

                                                                      Unwired     Louisiana
                                                         US Unwired   Telecom      Unwired
                                                            Inc.    Corporation      LLC        Total     Consolidating
                                                          (Parent)  (Guarantor)  (Guarantor)  Guarantors     Entries    Consolidated
                                                          --------  -----------  -----------  ----------     -------    ------------
                                                                                    (In thousands)
ASSETS:
------
Current Assets
--------------
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
                                                         =========    =========   =========    =========     =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable                                       $   1,339    $   1,569   $  23,694    $  25,263            --   $  26,602
  Accrued expenses                                           2,175          810      24,171       24,981            --      27,156
  Current maturities of long term obligations                6,215           56     128,252      128,308      (133,830)        693
                                                         ---------    ---------   ---------    ---------     ---------   ---------
Total current liabilities                                    9,729        2,435     176,117      178,552      (133,830)     54,451

Long term obligations, net of current maturities           331,036          370       7,269        7,639            --     338,675
Deferred gain                                                   --           43      38,173       38,216            --      38,216
Investments in and advance to unconsolidated affiliates    (76,318)       3,153          --        3,153        76,719       3,554
                                                         ---------
Stockholders' equity:
  Common stock                                                 844          600          --          600          (600)        844
  Additional paid in capital                               187,041        1,347          --        1,347        (3,261)    185,127
  Retained deficit                                        (186,498)      25,456      87,946      113,402       (73,237)   (146,333)
                                                         ---------    ---------   ---------    ---------     ---------   ---------
  Total stockholder's equity                                 1,387       27,403      87,946      115,349       (77,098)     39,638
                                                         ---------    ---------   ---------    ---------     ---------   ---------

Total liabilities and stockholders'  equity              $ 265,834    $  33,404   $ 309,505    $ 342,909     $(134,209)  $ 474,534
                                                         =========    =========   =========    =========     =========   =========

Condensed Consolidating Statement of Operations

                                                              Three-month period ended September 30, 2002
                                                              -------------------------------------------

                                                                                             IWO
                                                       Unwired    Louisiana                Holding
                                        US Unwired     Telecom     Unwired       Total      Corp
                                           Inc.      Corporation     LLC      Guarantors    (Non-     Consolidating
                                         (Parent)    (Guarantor)  (Guarantor) ----------  Guarantor      Entries       Consolidated
                                         --------    ----------   -----------             ---------      -------       ------------
                                                                               (In thousands)
Revenues:
  Subscriber                             $     ---   $    3,093   $  58,696   $  61,789   $  28,970      $    ---        $  90,759
  Roaming                                      ---        1,873      39,332      41,205      11,806           ---           53,011
  Merchandise sales                            ---          169       2,392       2,561       1,881           ---            4,442
  Other revenue                              8,556          119         371         490          11        (8,451)             606
                                         ---------   ----------   ---------   ---------   ---------      --------        ---------
  Total revenues                             8,556        5,254     100,791     106,045      42,668        (8,451)         148,818
Expenses:
Cost of service                                ---        1,214      48,123      49,337      18,325           (92)          67,570
Merchandise cost sales                         ---          301       6,915       7,216       2,741           ---            9,957
General and administrative                   8,556        1,176      27,635      28,811      14,347        (8,359)          43,355
Sales and marketing                            ---        1,009      15,569      16,578      11,421           ---           27,999
Non-cash stock compensation                  1,268           81          51         132         ---           ---            1,400
Depreciation and amortization                  801          559      16,045      16,604      15,326           ---           32,731
                                         ---------   ----------   ---------   ---------   ---------      --------        ---------
Total operating expense                     10,625        4,340     114,338     118,678      62,160        (8,451)         183,012
                                         ---------   ----------   ---------   ---------   ---------      --------        ---------
Operating income (loss)                     (2,069)         914     (13,547)    (12,633)    (19,492)          ---          (34,194)
Other income (expense)
  Interest income (expense), net            (9,615)         275      (2,286)     (2,011)     (8,889)          ---          (20,515)
  Gain on sale of assets                         8          ---           2           2         ---           ---               10
                                         ---------   ----------   ---------   ---------   ---------      --------        ---------
  Total other income (expense)              (9,607)         275      (2,284)     (2,009)     (8,889)          ---          (20,505)
Equity in income (losses) of
  unconsolidated subsidiaries              (42,764)          47     (26,499)    (26,452)        ---        69,331              115
                                         ---------   ----------   ---------   ----------  ---------      --------        ---------
Income (loss) before income tax benefit    (54,440)       1,236     (42,330)    (41,094)    (28,381)       69,331          (54,584)
Income tax benefit                             781          ---         ---         ---       1,882        (1,882)             781
                                         ---------   ----------   ---------   ---------   ---------      --------        ---------
Net income (loss)                        $ (53,659)  $    1,236   $ (42,330)  $ (41,094)  $ (26,499)     $ 67,449        $ (53,803)
                                         =========   ==========   =========   =========   =========      ========        =========

Condensed Consolidating Statement of Operations

                                                                  Three-month period ended September 30,2001
                                                                  ------------------------------------------
                                                          Unwired       Louisiana
                                           US Unwired     Telecom        Unwired
                                              Inc.      Corporation        LLC         Total         Consolidating
                                            (Parent)    (Guarantor)    (Guarantor)   Guarantors         Entries       Consolidated
                                            --------    -----------    -----------   ----------         -------       ------------
                                                                                 (In thousands)
Revenues:
 Subscriber                                $     ---      $  3,962      $  35,948    $   39,910         $    ---       $  39,910
 Roaming                                         ---         3,157         22,859        26,016              ---          26,016
 Merchandise sales                               ---           117          4,205         4,322              ---           4,322
 Other revenue                                 6,607           129            264           393           (5,890)          1,110
                                           ---------      --------      ---------    ----------         --------       ---------
 Total revenues                                6,607         7,365         63,276        70,641           (5,890)         71,358
Expenses:
Cost of service                                  ---         2,015         28,353        30,368              (95)         30,273
Merchandise cost of sales                        ---           460          6,620         7,080              ---           7,080
General and administrative                     6,607         1,750         11,627        13,377           (5,795)         14,189
Sales and marketing                              ---           800         17,574        18,374              ---          18,374
Non-cash stock compensation                      ---           ---            (12)          (12)           1,101           1,089
Depreciation and amortization                  2,455           647          9,216         9,863              ---          12,318
                                           ---------      --------      ---------    ----------         --------       ---------
Total operating expense                        9,062         5,672         73,378        79,050           (4,789)         83,323
                                           ---------      --------      ---------    ----------         --------       ---------
Operating loss                                (2,455)        1,693        (10,102)       (8,409)          (1,101)        (11,965)
Other income (expense)
  Interest income (expense), net              (7,940)           28         (1,710)       (1,682)           1,101          (8,521)
  Gain on sale of assets                         400            (1)             2             1              ---             401
                                           ---------      --------      ---------    ----------         --------       ---------
   Total other (income) expense               (7,540)           27         (1,708)       (1,681)           1,101          (8,120)
Equity in income (losses) of
  unconsolidated subsidiaries                (12,111)         (151)           ---          (151)          10,702          (1,560)
                                           ---------      --------            ---    ----------         --------       ---------
Net income (loss)                          $ (22,106)     $  1,569      $ (11,810)   $  (10,241)        $ 10,702       $ (21,645)
                                           =========      ========      =========    ==========         ========       ==========

Condensed Consolidating Statement of Operations

                                                                 Nine-month period ended September 30, 2002
                                                                 ------------------------------------------

                                                       Unwired    Louisiana                  IWO
                                         US Unwired    Telecom     Unwired                 Holding
                                            Inc.     Corporation     LLC       Total      Corp (Non-  Consolidating
                                          (Parent)   (Guarantor) (Guarantor) Guarantors   Guarantor)     Entries       Consolidated
                                         ----------  ----------  ----------  ----------   ----------     -------       ------------
                                                                           (In thousands)
Revenues:
  Subscriber                             $      ---  $    9,926  $  169,104  $  179,030   $   57,397  $         ---    $    236,427
  Roaming                                       ---       7,744     104,697     112,441       20,914            ---         133,355
  Merchandise sales                             ---         459       9,097       9,556        3,915            ---          13,471
  Other revenue                              22,208         364       1,159       1,523           18        (21,702)          2,047
                                         ----------  ----------  ----------  ----------   ----------  -------------    ------------
  Total revenues                             22,208      18,493     284,057     302,550       82,244        (21,702)        385,300
Expenses:
Cost of service                                 ---       3,876     131,647     135,523       37,162           (279)        172,406
Merchandise cost of sales                       ---       1,057      21,758      22,815        5,449            ---          28,264
General and administrative                   22,208       3,106      77,217      80,323       26,313        (21,423)        107,421
Sales and marketing                             ---       3,034      54,831      57,865       20,059            ---          77,924
Non-cash stock compensation                   3,405         243         154         397          ---            ---           3,802
Depreciation and amortization                 3,933       1,668      42,934      44,602       30,031            ---          78,566
                                         ----------  ----------  ----------  ----------   ----------  -------------    ------------
Total operating expense                      29,546      12,984     328,541     341,525      119,014        (21,702)        468,383
                                         ----------  ----------  ----------  ----------   ----------  -------------    ------------
Operating loss                               (7,338)      5,509     (44,484)    (38,975)     (36,770)           ---         (83,083)
Other income (expense)
  Interest income (expense), net            (27,383)        586      (6,254)     (5,668)     (17,350)           ---         (50,401)
  Gain on sale of assets                          8         ---           5           5          ---            ---              13
                                         ----------  ----------  ----------  ----------   ----------  -------------    ------------
  Total other (income) expense              (27,375)        586      (6,249)     (5,663)     (17,350)           ---         (50,388)
Equity in income (losses) of
 unconsolidated subsidiaries               (101,363)        355     (49,616)    (49,261)         ---        151,404             780
                                         ----------  ----------  ----------  ----------   ----------  -------------    ------------
Income (loss) before income tax benefit    (136,076)      6,450    (100,349)    (93,899)     (54,120)       151,404        (132,691)
Income tax benefit                              781         ---         ---         ---        4,504         (4,504)            781
                                         ----------  ----------  ----------  ----------   ----------  -------------    ------------
Net income (loss)                        $ (135,295) $    6,450  $ (100,349) $  (93,899)  $  (49,616) $     146,900    $   (131,910)
                                         ==========  ==========  ==========  ==========   ==========  =============    ============

          Condensed Consolidating Statement of Operations

                                                                       Nine-month period ended September 30, 2001
                                                                       ------------------------------------------

                                                                   Unwired     Louisiana
                                                     US Unwired    Telecom      Unwired
                                                        Inc.     Corporation      LLC         Total    Consolidating
                                                      (Parent)   (Guarantor)  (Guarantor)  Guarantors     Entries     Consolidated
                                                      --------   -----------  -----------  ----------     -------     ------------
                                                                                   (In thousands)
          Revenues:
            Subscriber                               $      ---  $    13,496  $    87,166  $  100,662  $         ---  $    100,662
            Roaming                                         ---        8,085       52,878      60,963            ---        60,963
            Merchandise sales                               ---          386       11,959      12,345            ---        12,345
            Other revenue                                22,761          381          744       1,125        (19,924)        3,962
                                                     ----------  -----------  -----------  ----------  -------------  ------------
            Total revenues                               22,761       22,348      152,747     175,095        (19,924)      177,932
          Expenses:
          Cost of service                                   ---        5,656       71,948      77,604           (284)       77,320
          Merchandise cost of sales                         ---        1,333       21,621      22,954            ---        22,954
          General and administrative                     22,761        5,055       29,555      34,610        (19,641)       37,730
          Sales and marketing                               ---        2,741       46,097      48,838            ---        48,838
          Non-cash stock compensation                       ---          ---          166         166          3,555         3,721
          Depreciation and amortization                   6,182        2,625       33,532      36,157            ---        42,339
                                                     ----------  -----------  -----------  ----------  -------------  ------------
          Total operating expense                        28,943       17,410      202,919     220,329        (16,370)      232,902
                                                     ----------  -----------  -----------  ----------  -------------  ------------
          Operating loss                                 (6,182)       4,938      (50,172)    (45,234)        (3,554)      (54,970)
          Other income (expense)
            Interest income (expense), net              (22,316)           9       (4,513)     (4,504)         3,555       (23,265)
            Gain on sale of assets                          400           (1)       8,221       8,220            ---         8,620
                                                     ----------  -----------  -----------  ----------  -------------  ------------
            Total other (income) expense                (21,916)           8        3,708       3,716          3,555       (14,645)
          Equity in income (losses) of
           unconsolidated subsidiaries                  (46,606)         312          ---         312         43,864        (2,430)
                                                     ----------  -----------  -----------  ----------  -------------  ------------
          Net income (loss)                          $  (74,704) $     5,258  $   (46,464) $  (41,206) $      43,865  $    (72,045)
                                                     ==========  ===========  ===========  ==========  =============  ============

Condensed Consolidating Statement of Cash Flows

                                                                   Nine-month period ended September 30, 2002
                                                                   ------------------------------------------

                                                                                               IWO
                                               US         Unwired     Louisiana               Holding
                                             Unwired      Telecom      Unwired                 Corp
                                               Inc.     Corporation      LLC        Total      (Non-    Consolidating Consolidated
                                             (Parent)   (Guarantor)  (Guarantor)  Guarantors Guarantor)    Entries    ------------
                                             --------   ----------   -----------  ---------- ----------    -------
                                                                                (In thousands)
Cash flows from operating activities:
-------------------------------------

Net cash provided by (used in) operating
  activities                                 $  6,954     $ 16,764    $ (21,510)  $ (4,746)   $(30,536)     $  2,564    $ (25,764)

Cash flows from investing activities:
-------------------------------------
  Payments for the purchase of equipment       (1,853)      (1,047)     (55,004)   (56,051)    (40,737)          ---      (98,641)
  Acquisition of business, net of cash
    acquired                                  (61,990)         ---        3,137      3,137         ---        (2,564)     (61,417)
  Proceeds from maturities of investments         ---          ---          ---        ---      33,167           ---       33,167
  Proceeds from the sale of assets                303          ---       10,016     10,016         ---           ---       10,319
  Proceeds from restricted cash                   ---          ---          ---        ---      10,682           ---       10,682
  Investments in unconsolidated affiliates        ---          750          ---        750         ---           ---          750
  Disbursement of intercompany note           (50,935)     (18,368)         ---    (18,368)        ---        69,303          ---
                                             --------     --------    ---------   --------    --------      --------    ---------
Net cash provided by (used in) investing
  activities                                 (114,475)     (18,665)     (41,851)   (60,516)      3,112        66,739     (105,140)

Cash flows from financing activities:
-------------------------------------
  Proceeds from long-term debt                 58,368          ---       78,701     78,701      30,000       (97,069)      70,000
  Proceeds from stock options exercised           212          ---          ---        ---         ---           ---          212
  Proceeds from promissory notes                  ---          ---          ---        ---          20           ---           20
  Principal payments of long-term debt           (161)         (41)     (28,081)   (28,122)        ---        27,766         (517)
  Debt issuance costs                            (762)         ---          ---        ---         ---           ---         (762)
                                             --------     --------    ---------   --------    --------      --------    ---------
Net cash provided by (used in) activities      57,657          (41)      50,620     50,579      30,020       (69,303)      68,953
                                             --------     --------    ---------   --------    --------      --------    ---------

Net increase (decrease) in cash and cash
  equivalents                                 (49,864)      (1,942)     (12,741)   (14,683)      2,596           ---      (61,951)
Cash and cash equivalents at beginning of
  period                                       79,184        4,418       15,888     20,306       1,099           ---      100,589
                                             --------     --------    ---------   --------    --------      --------    ---------
Cash and cash equivalents at end of period   $ 29,320     $  2,476    $   3,147   $  5,623    $  3,695      $    ---    $  38,638
                                             ========     ========    =========   ========    ========      ========    =========

Condensed Consolidating Statement of Cash Flows

                                                                Nine-month period ended September 30, 2001
                                                                ------------------------------------------

                                                US        Unwired     Louisiana
                                              Unwired     Telecom      Unwired
                                                Inc.    Corporation      LLC        Total     Consolidating Consolidated
                                             (Parent)   (Guarantor)  (Guarantor)  Guarantors    Entries     ------------
                                             --------   -----------  -----------  ----------    -------
                                                                           (In thousands)
Cash flows from operating activities:
-------------------------------------

Net cash provided by (used in) operating
  activities                                 $ 11,206     $ (1,803)   $ (29,950)  $(31,753)   $    ---      $ (20,547)

Cash flows from investing activities:
-------------------------------------
  Payments for the purchase of equipment       (5,656)      (3,127)     (72,202)   (75,329)        ---        (80,985)
  Proceeds from the sale of assets                791          ---       44,133     44,133         ---         44,924
  Sale of marketable securities               137,382          ---       39,323     39,323         ---        176,705
  Purchase of marketable securities           (12,544)         ---          ---        ---         ---        (12,544)
  Proceeds from restricted cash                   ---        5,753          ---      5,753         ---          5,753
  Investments in unconsolidated affiliates        ---         (527)         ---       (527)        ---           (527)
  Disbursement of intercompany note           (58,528)         ---          ---        ---      58,528            ---
                                             --------     --------    ---------   --------    --------      ---------
Net cash provided by (used in) investing
  activities                                   61,445        2,099       11,254     13,353      58,528        133,326

Cash flows from financing activities:
-------------------------------------
  Proceeds from long-term debt                  1,840          ---      108,527    108,527    (108,545)         1,822
  Proceeds from stock options exercised         1,392          ---          ---        ---         ---          1,392
  Principal payments of long-term debt            (94)         (38)     (51,385)   (51,423)     50,017         (1,500)
  Debt issuance costs                            (149)         ---          ---        ---         ---           (149)
                                             --------     --------    ---------   --------    --------      ---------
Net cash provided by (used in) activities       2,989          (38)      57,142     57,104     (58,528)         1,565
                                             --------     --------    ---------   --------    --------      ---------

Net increase (decrease) in cash and cash
  equivalents                                  75,640          258       38,446     38,704         ---        114,344
Cash and cash equivalents at beginning of
  period                                        3,642        7,073        4,421     11,494         ---         15,136
                                             --------     --------    ---------   --------    --------      ---------
Cash and cash equivalents at end of period   $ 79,282     $  7,331    $  42,867   $ 50,198    $    ---      $ 129,480
                                             ========     ========    =========   ========    ========      =========

11. Subsequent Events

Under the Company's agreements with Sprint PCS, Sprint PCS can change the current fee ("Travel Rate") that the Company receives and pays for each Sprint PCS travel minute after December 31, 2002. The Company has received notice from Sprint PCS that the reciprocal Travel Rate will change for Louisiana Unwired from $0.20 per minute in 2002 to $0.058 per minute in 2003 and for IWO, Texas Unwired and Georgia PCS from $0.10 per minute in 2002 to $0.058 per minute in 2003. Currently the fees that the Company receives from Sprint PCS for Sprint PCS's customers using the Company's networks exceed those that the Company pays to Sprint PCS for the Company's customers using Sprint PCS's network. The change in Travel Rate will likely decrease the Company's revenues, expenses and the Company's net travel position, which is the difference between travel revenue and travel expense, increase the Company's net loss and decrease cash flow from operations.

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

You should not rely too heavily on any forward-looking statement. We cannot assure you that our forward-looking statements will prove to be correct. We have no obligation to update or revise publicly any forward-looking statement based on new information, future events or otherwise. This discussion should be read in conjunction with our financial statements included in this report and with the Risk Factors included in this report under Item 5 Other Information, and with the financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations that are included in the Form 10-K for US Unwired Inc. for the year ended December 31, 2001, filed on March 5, 2002 with the Securities and Exchange Commission ("SEC") and with the financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K for IWO Holdings, Inc. for the year ended December 31, 2001, filed on March 26, 2002 with the SEC.

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

We recognize only a portion of late fees billed to customers that fail to pay their bills within the required payment period, as there is no assurance that all late fees that are billed will be collected. If the collections on late fees are less than that recognized, additional allowances may be required.

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

Overview

Through our subsidiaries, Louisiana Unwired, LLC ("LA Unwired") and IWO Holdings Inc. ("IWO), we provide wireless personal communication services, commonly referred to as PCS in all or some portion of

Louisiana, Texas, Florida, Arkansas, Mississippi, Georgia, Alabama, New York, New Hampshire, Vermont and portions of Massachusetts and Pennsylvania. We are a network partner of Sprint PCS, the personal communications services group of Sprint Corporation. Sprint PCS, directly and through affiliates like us, provides wireless services in more than 4,000 cities and communities across the country. We have the exclusive right to provide digital PCS services under the Sprint(R) and Sprint PCS(R) brand names in our service area which is among the largest in population and subscribers of all of the Sprint PCS network partners and is contiguous with Sprint PCS's launched markets.

On April 1, 2002, we acquired 100% of the ownership interest in IWO for approximately $447.8 million in Company stock. IWO's service area consists of a total population of approximately 6.3 million residents. The Company has incurred approximately $7.0 million in closing costs associated with the acquisition. The acquisition has been accounted for using the purchase method of accounting. The aggregate purchase price has been allocated to the assets acquired and liabilities assumed based the Company's initial estimate of their fair values. The excess of the purchase price over the fair value of the net identifiable assets has been allocated to goodwill. The Company's operating results include the operating results of IWO from date of acquisition, April 1, 2002.

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

Three-Month Period Ended September 30, 2002 Compared to the Three-Month Period Ended September 30, 2001

Subscriber Additions

As of September 30, 2002, we provided personal communication services to 541,300 customers as compared to 236,000 customers at September 30, 2001, an increase of 305,300 subscribers. The number of new subscribers includes 169,200 subscribers that joined us on April 1, 2002 as a result of our acquisition of IWO and 41,100 new subscribers that joined us on March 8, 2002 as a result of our acquisition of Georgia PCS. In addition, during the three-month period ended September 30, 2002, we added an additional 2,200 subscribers in all markets. We do not include in our customer base an estimate of customers who we anticipate will never make their initial payment.

Inclusive of IWO and Georgia PCS, we provided network coverage in an area comprising approximately 12.6 million residents out of approximately 17.6 million total residents or 72% of the people in our service area. The number of people in our service area does not represent the number of Sprint PCS subscribers that we expect to have in our service area.

We also provide cellular and paging services in parts of Louisiana through our wholly owned subsidiary, Unwired Telecom Corporation ("Unwired Telecom"). As of September 30, 2002, we had approximately 27,400 cellular and 9,700 paging subscribers as compared to 37,100 cellular and 15,100 paging subscribers at September 30, 2001. We expect our cellular and paging services to continue to decline.

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

Average Revenue per User

Average revenue per user ("ARPU") is the average monthly service revenue per user (subscriber) and is calculated by dividing total subscriber revenue for the period by the average number of subscribers during the period adjusted for an estimate of customers who we anticipate will never make an initial payment. ARPU not including roaming was $54.30 per month for the three-month period ended September 30, 2002 was comparable to the $54.47 per month for the three-month period ended September 30, 2001.

Churn

Churn is the monthly rate of customer turnover expressed as a percentage of our overall average customers for the reporting period. Customer turnover includes both customers that elected voluntarily to not continue using our service and customers that were involuntarily terminated from using our service because of non-payment. Churn is calculated by dividing the sum of (i) the number of customers that discontinue service; (ii) less those customers discontinuing their service within a 30-day period of their original activation date; and,
(iii) adding back those customers that reactivate their service, by our overall average customers for the reporting period. We exclude from the calculation an estimate of customers who we anticipate will not make their initial payment. Churn was 4.7% for the three-month period ended September 30, 2002 as compared to 1.8% for the three-month period ended September 30, 2001. The increase is due to adding a higher number of credit challenged subscribers in 2002 that were involuntarily terminated from using our service because of non-payment. We are also evaluating the impact of customer fraud on Churn that occurred by customers entering incorrect bank information into Sprint PCS's electronic payment system

Cost per Gross Addition

Cost per gross addition ("CPGA") summarizes the average cost to acquire all customers during the reporting period, including those customers who we estimate will not make an initial payment. CPGA is computed by adding selling and marketing expenses, cost of equipment and activation costs and reducing the amount by the revenue from handset and accessory sales. The net amount is divided by the number of total new subscribers added for the period. CPGA was $378 for the three-month period ended September 30, 2002 as compared to $340 for the three-month period ended September 30, 2001. The increase in CPGA was primarily the result of increases in handset subsidies.

Revenues

                                      Three-month period ended September 30,
                                                     2002               2001
                                                     ----               ----
                                                      (In thousands)

       Subscriber revenues                       $ 90,759            $39,910
       Roaming revenues                            53,011             26,016
       Merchandise sales                            4,442              4,322
       Other revenues                                 606              1,110
                                                 --------            -------

             Total revenues                      $148,818            $71,358
                                                 ========            =======

Subscriber revenues

Total subscriber revenues were $90.8 million for the three-month period ended September 30, 2002 as compared to $39.9 million for the three-month period ended September 30, 2001, representing an increase of $50.9 million and was primarily the result of an increase in subscribers as discussed in Subscriber Additions above.

Roaming revenues

Roaming revenues were $53.0 million for the three-month period ended September 30, 2002 as compared to $26.0 million for the three-month period ended September 30, 2001, representing an increase of $27.0 million and was primarily the result of a higher volume of Sprint PCS(R) subscribers traveling through our markets, the expansion of our network coverage that included the build out of the remaining markets in the Southern service area and the acquisition of IWO and Georgia PCS. Our April 1, 2002 acquisition of IWO added $11.8 million of roaming revenue in the three-month period ended September 30, 2002. We provided service in 68 PCS markets at September 30, 2002 (including 26 markets added as a result of the IWO and Georgia PCS acquisitions) as compared to 41 PCS markets at September 30, 2001 and are continuing to expand our service by upgrading network equipment and adding cell sites in certain markets that we believe will help us provide better service.

Merchandise sales

Merchandise sales were $4.4 million for the three-month period ended September 30, 2002 as compared to $4.3 million for the three-month period ended September 30, 2001, representing an increase of $.1 million and related to subscriber additions. The cost of handsets typically exceeds the amount received from our subscribers because we subsidize the price of handsets to remain competitive in the marketplace.

Other revenues

Other revenues were $.6 million for the three-month period ended September 30, 2002 as compared to $1.1 million for the three-month period ended September 30, 2001, representing a decrease of $.5 million and was primarily attributable to a decrease in management services provided to related companies and a decrease in access fee revenues.

Operating Expenses

                                      Three-month period ended September 30,
                                                     2002               2001
                                                     ----               ----
                                                      (In thousands)
    Cost of service                              $ 67,570            $30,273
    Merchandise cost of sales                       9,957              7,080
    General & administrative                       43,355             14,189
    Sales & marketing                              27,999             18,374
    Non-cash stock compensation                     1,400              1,089
    Depreciation & amortization                    32,731             12,318
                                                 --------            -------

          Total operating expenses               $183,012            $83,323
                                                 ========            =======

Cost of service

Cost of service was $67.6 million for the three-month period ended September 30, 2002 as compared to $30.3 million for the three-month period ended September 30, 2001, representing an increase of $37.3 million, which primarily related to an increase of $16.0 million in carrier roaming expenses and an increase of $1.9 million in circuit and usage costs as a result of our larger subscriber base and market coverage. Our April 1, 2002 acquisition of IWO added $18.3 million of service costs in the three-month period ended September 30, 2002.

Merchandise cost of sales

Merchandise cost of sales was $10.0 million for the three-month period ended September 30, 2002 as compared to $7.1 million for the three-month period ended September 30, 2001, representing an increase of $2.9 million and primarily related to our April 1, 2002 acquisition of IWO that added $2.7 million of merchandise cost of sales. The cost of handsets typically exceeds the amount received from our subscribers because we subsidize the price of handsets to remain competitive in the marketplace. This subsidy continues to increase to remain competitive.

General and administrative expenses

General and administrative expenses were $43.4 million for the three-month period ended September 30, 2002 as compared to $14.2 million for the three-month period ended September 30, 2001, representing an increase of $29.2 million that was primarily related to $5.5 million in increases for billing, customer service costs and Sprint PCS affiliation fees associated with our subscriber base increase; $5.6 million in increased bad debts associated primarily with Sprint PCS rate plans that extended credit to credit challenged subscribers; and, $3.2 million in expenses associated with handset upgrades provided to existing subscribers in subscriber retention initiatives. We are also evaluating the impact of customer fraud on bad debt expense that occurred by customers entering incorrect bank information into Sprint PCS's electronic payment system. Our April 1, 2002 acquisition of IWO added $14.3 million of general and administrative expense in the three-month period ended September 30, 2002.

Sales and marketing expenses

Sales and marketing expenses were $28.0 million for the three-month period ended September 30, 2002 as compared to $18.4 million for the three-month period ended September 30, 2001, representing an increase of $9.6 million that primarily related to our April 1, 2002 acquisition of IWO added $11.4 million of selling and marketing expense in the three-month period ended September 30, 2002 offset by a decrease advertising expenses.

Non-cash stock compensation

Non-cash compensation was $1.4 million for the three-month period ended September 30, 2002 as compared to $1.1 million for the three-month period ended September 30, 2001, representing an increase of $0.3 million which was primarily related to stock options granted in connection with the IWO acquisition. The non-cash stock compensation consists of compensation expense related to the granting of certain stock options for the Company's stock in July 1999 and January 2000 with exercise prices less than the market value of the Company's stock at the date of the grant and the impact of the stock options granted in connection with the IWO acquisition. The non-cash stock compensation expense is generally being amortized over a four-year period representing the vesting periods of the options.

Depreciation and amortization expense

Depreciation and amortization expense was $32.7 million for the three-month period ended September 30, 2002 as compared to $12.3 million for the three-month period ended September 30, 2001, representing an increase of $20.4 million. Net property and equipment increased to $484.5 million at September 30, 2002, which includes $184.7 million from our April 1, 2002 acquisition of IWO, from $216.9 million at September 30, 2001. Our April 1, 2002 acquisition of IWO added $5.2 million of depreciation and $10.1 million of amortization expense related to the Sprint management agreement and subscriber base in the three-month period ended September 30, 2002.

Operating loss

The operating loss was $34.2 million for the three-month period ended September 30, 2002 as compared to $12.0 million for the three-month period ended September 30, 2001, representing an increase of $22.2 million that was primarily due to our April 1, 2002 acquisition of IWO that added $19.5 million of operating losses in the three-month period ended September 30, 2002, offset by increased revenues associated with our subscriber base and roaming revenue resulting from the completion of our network build out.

Other Income/(Expense)
                                       Three-month period ended September 30,
                                                           2002          2001
                                                           ----          ----
                                                             (In thousands)
    Interest expense                                   $(21,295)      $(9,835)
    Interest income                                         780         1,314
    Gain on sale of assets                                   10           401
                                                       --------       -------
    Total other expense                                $(20,505)      $(8,120)
                                                       ========       =======

Interest expense was $21.3 million for the three-month period ended September 30, 2002 as compared to $9.8 million for the three-month period ended September 30, 2001, representing an increase of $11.5 million. The increase in interest expense resulted from the increase in outstanding debt. Our outstanding debt, including current maturities, was $743.7 million at September 30, 2002, which includes $336.7 million from our April 1, 2002 acquisition of IWO, as compared to $346.6 million at September 30, 2001.

Interest income was $.8 million for the three-month period ended September 30, 2002 as compared to $1.3 million for the three-month period ended September 30, 2001, representing a decrease of $.5 million. The decrease was primarily due to less cash and cash equivalents available for investment.

Gain on sale of assets was $10,000 for the three-month period ended September 30 2002 as compared to $.4 million for the three-month period ended September 30, 2001. The three-month period ended September 30, 2001 gain relates to tower sales.

Nine-month period Ended September 30, 2002 Compared to the Nine-month period Ended September 30, 2001

Subscriber Additions

As previously discussed, as of September 30, 2002, we provided personal communication services to 541,300 customers compared to 236,000 customers at September 30, 2001, an increase of 305,300 subscribers. The number of new subscribers includes 169,200 subscribers that joined us on April 1, 2002 as a result of our acquisition of IWO and 41,100 new subscribers that joined us on March 8, 2002 as a result of our acquisition of Georgia PCS. In addition, during the nine-month period ended September 30, 2002, we added an additional 53,900 subscribers in all markets. We do not include in our customer base an estimate of customers that will not make their initial payment.

Revenues

                                         Nine-month period ended September 30,
                                                       2002              2001
                                                       ----              ----
                                                         (In thousands)

          Subscriber revenues                      $236,427          $100,662
          Roaming revenues                          133,355            60,963
          Merchandise sales                          13,471            12,345
          Other revenues                              2,047             3,962
                                                   --------          --------

                Total revenues                     $385,300          $177,932
                                                   ========          ========

Subscriber revenues

Total subscriber revenues were $236.4 million for the nine-month period ended September 30, 2002 as compared to $100.6 million for the nine-month period ended September 30, 2001, representing an increase of $135.8 million and was primarily the result of an increase in subscribers.

Roaming revenues

Roaming revenues were $133.3 million for the nine-month period ended September 30, 2002 as compared to $61.0 million for the nine-month period ended September 30, 2001, representing an increase of $72.3 million and was primarily the result of a higher volume of Sprint PCS(R) subscribers traveling through our markets and the expansion of our network coverage that included the build out of the remaining markets in our service area and the acquisition of IWO and Georgia PCS. Our April 1, 2002 acquisition of IWO added $20.9 million of roaming revenue during the nine-month period ended September 30, 2002. We provided service in 68 PCS markets at September 30, 2002 (including 26 markets added as a result of the IWO and Georgia PCS acquisitions) as compared to 41 PCS markets at September 30, 2001 and are continuing to expand our service by upgrading network equipment and adding cell sites in certain markets that we believe will help us provide better service.

Merchandise sales

Merchandise sales were $13.5 million for the nine-month period ended September 30, 2002 as compared to $12.3 million for the nine-month period ended September 30, 2001, representing an increase of $1.2 million and related to subscriber additions. The cost of handsets typically exceeds the amount received from our subscribers because we subsidize the price of handsets to remain competitive in the marketplace.

Other revenues

Other revenues were $2.0 million for the nine-month period ended September 30, 2002 as compared to $4.0 million for the nine-month period ended September 30, 2001, representing a decrease of $2.0 million and was primarily attributable to a decrease in access fee revenue.

Operating Expenses

                                                           Nine-month period ended September 30,
                                                                         2002               2001
                                                                         ----               ----
                                                                            (In thousands)
          Cost of service                                            $172,406            $77,320
          Merchandise cost of sales                                    28,264             22,954
          General & administrative                                    107,421             37,730
          Sales & marketing                                            77,924             48,838
          Non-cash stock compensation                                   3,802              3,721
          Depreciation & amortization                                  78,566             42,339
                                                                     --------           --------

                Total operating expenses                             $468,383           $232,902
                                                                     ========           ========

Cost of service

Cost of service was $172.4 million for the nine-month period ended September 30, 2002 as compared to $77.3 million for the nine-month period ended September 30, 2001, representing an increase of $95.1 million, that was primarily related to an increase of $47.8 million in carrier roaming expenses and an increase of $7.9 million in circuit and usage costs as a result of our larger subscriber base and market coverage. Our April 1, 2002 acquisition of IWO added $37.2 million of service costs in the nine-month period ended September 30, 2002.

Merchandise cost of sales

Merchandise cost of sales was $28.2 million for the nine-month period ended September 30, 2002 as compared to $23.0 million for the nine-month period ended September 30, 2001, representing an increase of $5.2 million that was primarily related to our April 1, 2002 acquisition of IWO. The cost of handsets typically exceeds the amount received from our subscribers because we subsidize the price of handsets to remain competitive in the marketplace. This subsidy continues to increase due to the competitive nature of our business.

General and administrative expenses

General and administrative expenses were $107.4 million for the nine-month period ended September 30, 2002 as compared to $37.7 million for the nine-month period ended September 30, 2001, representing an increase of $69.7 million that was primarily related to $20.0 million in increases for billing, customer service costs and Sprint PCS affiliation fees associated with our subscriber base increase; $14.4 million in increased bad debts associated primarily with Sprint PCS rate plans that extended credit to credit challenged subscribers; and, $6.4 million in expenses associated with handset upgrades provided to existing subscribers in subscriber retention initiatives. We are also evaluating the impact of customer fraud on bad debt expense that occurred by customers entering incorrect bank information into Sprint PCS's electronic payment system. Our April 1, 2002 acquisition of IWO added $26.3 million of general and administrative expenses in the nine-month period ended September 30, 2002.

Sales and marketing expenses were $77.9 million for the nine-month period ended September 30, 2002 as compared to $48.8 million for the nine-month period ended September 30, 2001, representing an increase of $29.1 million that primarily relates to increases in commissions and subsidies paid to local and national third party retailers contracted to sell our product. Our April 1, 2002 acquisition of IWO added $20.1 million of sales and marketing expenses in the nine-month period ended September 30, 2002.

Non-cash stock compensation

Non-cash stock compensation was $3.8 million for the nine-month period ended September 30, 2002 as compared to $3.7 million for the nine-month period ended September 30, 2001, representing an increase of $0.1 million. The non-cash stock compensation consists of compensation expense related to the granting of certain stock options for the Company's stock in July 1999 and January 2000 with the exercise prices less than the market value of the Company's stock at the date of the grant and the impact of the stock options granted in connection with the IWO acquisition. The non-cash stock compensation expense is generally being amortized over a four-year period representing the vesting of the options.

Depreciation and amortization expense

Depreciation and amortization expense was $78.6 million for the nine-month period ended September 30, 2002 as compared to $42.3 million for the nine-month period ended September 30, 2001, representing an increase of $36.3 million. Net property and equipment increased to $484.5 million at September 30, 2002, which includes $184.7 million from our April 1, 2002 acquisition of IWO, from $346.6 million at September 30, 2001. Our April 1, 2002 acquisition of IWO added $9.7 million of depreciation and $20.3 million of amortization expense related to the Sprint management agreement and subscriber base. Depreciation expense for the nine-month period ended September 30, 2002 benefited from a change in estimate of the useful lives of certain depreciable assets in July 2001. Effective July 2001, we revised the useful lives of certain depreciable assets that resulted in a reduction of $12.5 million in depreciation expense for nine-month period ended September 30, 2002 when compared to the nine-month period ended September 30, 2001. The estimated lives of network switch equipment was increased from five to seven years, cell site towers from five to 10 years and related cell site equipment from five to seven years. The Company revised these estimates after considering the impact of certain upgrades to its network that management believes extends the useful lives of these assets.

Operating loss

The operating loss was $83.1 million for the nine-month period ended September 30, 2002 as compared to $55.0 million for the nine-month period ended September 30, 2001, representing an increase of $28.1 million that was primarily due to our April 1, 2002 acquisition of IWO that added $36.8 million of operating losses that was offset by increased revenues associated with our subscriber base and roaming revenue associated with the completion of our network build out and a change in estimate of the useful lives of certain depreciable assets that resulted in an $12.5 million decrease in depreciation.

Other Income/(Expense)
                                         Nine-month period ended September 30,
                                                            2002          2001
                                                            ----          ----
                                                            (In thousands)
    Interest expense                                    $(52,652)    $(29,157)
    Interest income                                        2,251        5,892
    Gain on sale of assets                                    13        8,620
                                                        --------     --------

    Total other expense                                 $(50,388)    $(14,645)
                                                        ========     ========

Interest expense was $52.7 million for the nine-month period ended September 30, 2002 as compared to $29.2 million for the nine-month period ended September 30, 2001, representing an increase of $23.5 million. The increase in interest expense resulted from the increase in outstanding debt. Our outstanding debt, including current maturities was $743.7 million at September 30, 2002, which includes $336.7 million from our April 1, 2002 acquisition of IWO, as compared to $346.6 million at September 30, 2001.

Interest income was $2.3 million for the nine-month period ended September 30, 2002 as compared to $5.9 million for the nine-month period ended September 30, 2001, representing a decrease of $3.6 million. The decrease was primarily due to less cash and cash equivalents available for investment and lower interest rates.

Gain on sale of assets $13,000 for the nine-month period ended September 30, 2002 as compared to $8.6 million for the nine-month period ended September 30, 2001, representing a decrease of $8.6 million. In the nine-month period ended September 30, 2001, we recognized an $8.2 million gain on sale of 141 towers.

Liquidity and Capital Resources

As of September 30, 2002, we had $38.6 million in cash and cash equivalents, $34.0 million in short-term investment securities, $42.1 million in restricted cash and total availability in revolving loans under our senior bank credit facilities of $115.3 million.

We used $25.8 million of cash in operating activities during the nine-month period ended September 30, 2002. The $105.1 million of cash used in investing activities during the nine-month period ended September 30, 2002 includes cash outlays of $98.6 million for capital expenditures and $61.4 million for the business acquisitions, partially offset by $33.2 million in proceeds from maturities of investments and $10.3 million in proceeds from the sale of assets. The $69.0 million in cash provided by financing activities during the nine-month period ended September 30, 2002 consisted primarily of the borrowings under the senior bank credit facilities net of repayments.

The liquidity of US Unwired and IWO must be viewed separately as the respective senior bank credit facilities prohibit the movement of cash between the two companies.

A number of factors, including the rapidly changing wireless industry, general economic uncertainty, lower than expected new subscriber additions, higher rates of customer turnover, bad debt losses higher than anticipated and unanticipated charges from Sprint PCS, has caused management to review the assumptions underlying the business plans for US Unwired and IWO. While these forward-looking projections are being refined, they indicate that, despite these adverse trends, cash, cash flow from operations and borrowings from our senior bank credit facilities, are expected to be sufficient to fund operating losses, meet capital expenditure needs, and service debt requirements for US Unwired and IWO through 2003. Management's projections contain significant assumptions including projections for new customer additions, CPGA, capital expenditures, ARPU, churn, bad debt expense, wireless handset upgrade costs, operating expenses, fees charged by Sprint PCS and travel revenue and expense. If one or more of these assumptions are not correct, US Unwired and/or IWO may not have sufficient sources of cash to meet its cash requirements through 2003.

US Unwired: The US Unwired senior bank credit facility, established in October 1999, is subject to certain restrictive covenants, including maintaining certain financial ratios and limiting annual capital expenditures. As a result of the factors listed above, we may not meet certain covenant requirements during 2003. When our forward-looking projections are refined, we will review them with our banks and, if appropriate, we will request that our banks amend the senior bank credit facility covenants to reflect the new projections. If we are not able to amend the covenants or obtain the appropriate waivers, we would not be able to borrow under our senior bank credit facility, in which case we will not have sufficient liquidity to meet our business forecast without significantly reducing our cash expenditures to levels that may impair the future viability of our business. Moreover, if as a result of covenant violations, our bank lenders declare our existing loans in default, our outstanding senior notes would also become in default, and it is unlikely that we would be able to obtain the funds to repay the banks and the senior note holders.

IWO: The IWO senior bank credit facility, established in December 2000, is also subject to certain restrictive covenants, including maintaining certain financial ratios, attaining defined subscriber growth and network coverage goals, and limiting annual capital expenditures. In September, we elected to discontinue offering Sprint PCS's no deposit Clear Pay product in IWO's service territory because of unacceptable high churn rates and bad debt losses. Our decision to focus on quality customers with increased profitability will impair our ability to add subscribers at a level sufficient to meet the minimum requirements at various times in 2003. If IWO is unable to amend its senior bank credit facilities, IWO would not be eligible to borrow under its revolving credit facility. Without the funds from its senior bank credit facility, IWO will not have sufficient liquidity to meet its current business forecast without significantly reducing its cash expenditures to levels that will impair the future viability of its business.

As of September 30, 2002, management believes that it is in compliance with all financial and operational covenants associated with the US Unwired and IWO senior bank credit facilities.

On October 31,2002, IWO made a request to borrow $15 million under its revolving credit agreement with its banks with proceeds from the borrowing due to IWO on November 7, 2002. On November 7, 2002 we received $13.2 million from the bank group with one bank failing to fund its portion of the request. IWO believes that it met all conditions for the borrowing request and has forwarded a notice of default to the bank failing to make its funding. Any such failure of our banks to fund a valid borrowing request would leave us with insufficient funds to meet our cash requirements in 2003 even if we are in compliance with our bank covenants.

The Company's common stock has been listed on the NASDAQ National Market since its initial public offering in May 2000. The Company recently received notice from the NASDAQ National Market indicating that as of October 31, 2002 the closing bid price of our common stock had fallen below $1.00 for 30 consecutive trading days and that the Company would have 90 calendar days, or until January 29, 2003, to regain compliance by having the bid price of our common stock close at $1.00 per share or more for a minimum of 10 consecutive trading days. NASDAQ further advised the Company that it may wish to consider transferring the listing for the common stock to the NASDAQ SmallCap Market where it would be afforded an extended grace period through April 29, 2003 to satisfy the minimum bid price requirement, and may also be eligible for an additional 180 day grace period thereafter. If the Company were to transfer the listing for its common stock to the NASDAQ SmallCap Market, the Company would be eligible to transfer back to the NASDAQ National Market if, by October 27, 2003, the closing bid price was $1.00 per share for 30 consecutive trading days and the Company has maintained compliance with all other National Market listing requirements. The Company currently meets all continued listing requirements for the

NASDAQ National Market with the exception of the $1.00 minimum bid price

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

Item 4. Controls and Procedures

In September, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as the evaluation date. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation date.

Part II

Item 5. Other Information

                                  RISK FACTORS

     OUR STOCKHOLDERS AND PERSONS WHO ARE CONSIDERING AN INVESTMENT IN OUR COMMON STOCK SHOULD CAREFULLY CONSIDER THE FACTORS LISTED BELOW.

Introduction

     Our Sprint PCS business is conducted through our subsidiaries Louisiana Unwired LLC, IWO Holdings, Inc., Texas Unwired general partnership, and Georgia PCS Management, L.L.C. We refer to them as LA Unwired, IWO, TX Unwired and Georgia PCS or collectively as our PCS operating subsidiaries. Each of these subsidiaries has its own Sprint PCS territory and its own agreements with Sprint PCS. We acquired IWO on April 1, 2002 and we acquired Georgia PCS on March 8, 2002. We operate our cellular business through a separate subsidiary that is independent of our relationship with Sprint PCS and the Sprint PCS brand. "We" and "our" and the noun "combined company" refer collectively to US Unwired and all of its subsidiaries. We use "US Unwired" to refer just to our parent company without reference to its subsidiaries.

     An extremely brief overview introduces each of the subsections below. We think the overview captures the gist of the subsection, but it is not a substitute for reading the entire subsection.

Risks Related to Our Stock Price

     Overview of this subsection: Our stock price has not been stable. Many additional shares are becoming freely tradable in the public market. This may cause our stock price to fall. Our closing bid price has been below one dollar for more than 30 consecutive trading days and Nasdaq has notified us that it will not permit our stock to trade in the Nasdaq market unless our bid price closes at or above $1.00 per share for 10 consecutive trading days prior to January 29, 2003.

     The stock price of US Unwired may continue to be volatile.

     The market price of US Unwired common stock could be subject to wide fluctuations in response to factors such as the following, some of which are beyond our control:

 . quarterly variations in our operating results;

  . operating results that vary from the expectations of securities analysts and investors;

  . changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;

  . changes in our relationship with Sprint PCS;

  . announcements by Sprint PCS concerning developments or changes in its business, financial condition or results of operations, or in its expectations as to future financial performance;

  . actual or potential defaults in bank covenants by Sprint PCS or Sprint PCS affiliates, which may result in a perception that we are unable to comply with our bank covenants;

  . announcements of technological innovations or new products and services by Sprint PCS or our competitors;

  . changes in results of operations, market valuations and investor perceptions of Sprint PCS, Sprint PCS affiliates or of other companies in the telecommunications industry in general and the wireless industry in particular, including our competitors;

  . departures of key personnel;

  . changes in laws and regulations;

  . significant claims or lawsuits against us;

  . the large number of US Unwired shares that can freely be sold in the public market, as described under the following italicized heading;

  . announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments; and

  . general economic and competitive conditions.

     The number of shares of our common stock that is freely tradable in the public market will increase substantially on the effective date of a "shelf" registration statement that we initially filed on August 19, 2002 and will continue to increase thereafter. Sales of unusually large numbers of shares of our common stock in the public market, or the perception that such sales could occur, could depress our stock price.

     We issued approximately 44,400,000 additional shares of our common stock when we acquired Georgia PCS and IWO in March and April 2002, and we agreed to issue about another 6,900,000 shares upon the exercise of warrants and options that we assumed from IWO. Most of these shares have not been freely tradable in the public market because of the combined effect of restrictions under federal securities laws and of agreements, called lock up agreements, that we obtained from the holders not to sell shares before specified dates. The restrictions imposed by federal securities laws on sales of these shares will terminate on the effective date of a "shelf" registration statement that we initially filed on August 19, 2002. The restrictions imposed by the lock up agreements have already expired with respect to about 28,100,000 of the shares, but many of those shares will continue to be restricted by federal securities laws until the effective date of our registration statement mentioned above. The lock up agreements expire as to additional shares as follows:

  . On November 28, 2002, about 10,570,000 additional shares will be released from the lock up agreements.

  . On January 26 and 27, 2003, about 6,000,000 additional shares will be released from the lock up agreements.

  . On March 28, 2003, all remaining shares that are then still subject to the lock up agreements, equal to about 1,080,000 shares, will be released from the lock up agreements.

     We can be required at any time prior to April 1, 2006, to register up to two underwritten offerings that would include shares that are subject to the lock up agreements. The lock up agreements would terminate at the time of those underwritten offerings for the shares that are included in them.

     The numbers above are calculated as if options and warrants that we issued in the IWO acquisition to purchase about 4,800,000 shares, which upon issuance would be subject to the lock up agreements, had been exercised in full by July 31, 2002.

     The numbers above are calculated as if 1,100,000 shares that are held in escrow in connection with the Georgia PCS acquisition had been released from escrow by July 31, 2002. We have already agreed to release up to 100,000 of those shares. We have also agreed to release another 500,000 shares on March 8, 2003, and the remaining 500,000 on March 8, 2004, unless we have asserted claims against those shares as permitted under our Georgia PCS acquisition agreement.

     As the lock up periods continue to expire, particularly following the effective date of the "shelf" registration statement that we initially filed on August 19, 2002, and the shares held in escrow are released, the market price of our common stock could be depressed if the holders of these shares sell them or if the market perceives that they intend to sell them. We cannot predict whether future sales of our common stock or the availability of our common stock for sale will adversely affect the market price for our common stock.

     We rely on Sprint PCS for a substantial amount of our financial information. If that information is not accurate, the investment community could lose confidence in us.

     Under our agreements with Sprint PCS, it performs our billing, manages our accounts receivable and provides a substantial amount of financial data about our accounts. We use that information to calculate our financial results and to prepare our financial statements. If we later find errors in that information, we may be required to restate our financial statements. If that occurs with respect to us or any other Sprint PCS affiliate, investors and securities analysts may lose confidence in us.

     If our common stock bid price remains below a dollar per share for an extended period, Nasdaq may delist our common stock.

     Our common stock is listed on the Nasdaq National Market. Our closing bid price has remained below $1.00 for 30 consecutive trading days. Nasdaq has advised us that unless our bid price closes at or above $1.00 per share for 10 consecutive trading days prior to January 29, 2003, Nasdaq will commence delisting procedures. If our shares are delisted from the Nasdaq National Market, we expect that it would become more difficult to buy and sell our shares and that securities analysts and news media would lose much of their interest in us. Additionally, we may become subject to SEC rules that affect "penny stocks," which are stocks priced below $5.00 per share that are not quoted on a Nasdaq market. These rules would make it more difficult for brokers to find buyers for our shares and could lower the net sales prices that our stockholders are able to obtain.

     If our common stock price remains low, we may not be willing or able to raise equity capital.

     Our business is capital intensive, and we may contemplate raising equity capital in the future. A low stock price may frustrate our doing so, for two reasons:

  . We may be unwilling to sell our shares at such prices.

  . Investors may not be interested in a company whose shares are priced so low.

Risks Related to Our Mergers

     Overview of this subsection: We will not achieve the benefits of our mergers unless we successfully integrate the operations of territories that are geographically separated from each other. The separate debt of US Unwired and IWO will make this integration more difficult. Our merger expenses were approximately $9.8 million, which was paid from our cash reserves.

     Our integration with IWO and Georgia PCS presents significant challenges.

     We entered into the merger agreements with IWO and Georgia PCS with the expectation that the mergers will result in expanding our existing network and customer base and taking advantage of the best operating practices of all three organizations. Achieving the benefits of the mergers will depend in part on integrating the operations of the three companies in an efficient manner. We cannot assure you that this will occur. To realize the anticipated benefits of this combination, our management team must develop strategies and implement a business plan that will successfully:

  . manage the combined company's networks and markets;

  . maintain adequate focus on existing business and operations while working to integrate the three companies;

  . combine three companies that do not have extensive operating histories in the PCS market;

  . manage each company's cash and available credit lines for use in financing future growth and working capital needs;

  . manage the marketing and sales of each of the three companies;

  . manage the geographic distance between the territories of the three companies;

  . manage the integration of operational and financial reporting software;

  . manage operational issues relating to IWO and Georgia PCS that we do not face in our operations, such as the build out of IWO properties, which involves special problems like zoning and environmental issues; the conversion to a uniform point of sale system; and the migration to a uniform process in sales and operations;

  . manage the transition of IWO's senior management expertise to us; and

  . retain and attract key employees during a period of transition.

     The diversion of management's attention from ongoing operations and any difficulties encountered in the transition and integration process could have a material adverse effect on our financial condition and results of operations and cash flows.

     Our ability to operate as a combined company will be limited by our and IWO's separate public debt indentures and credit facilities.

     In order to comply with the indenture governing US Unwired's senior notes, we have designated IWO as an unrestricted subsidiary. As a result, for purposes of US Unwired's and IWO's respective public debt indentures, IWO, on the one hand, and the rest of our companies, on the other hand, will operate as separate business entities. Due to restrictions in US Unwired's indenture, we will be unable to provide direct or indirect credit support to IWO. Likewise, IWO will be restricted under its debt instruments from paying dividends or freely transferring money to US Unwired and our other companies. These restrictions may hinder the combined company's ability to achieve the anticipated benefits of the merger with IWO, react to developments in our or IWO's business or take advantage of business opportunities.

     US Unwired and IWO depend on the cash flows of their respective subsidiaries to satisfy our respective debt obligations.

     US Unwired and IWO depend on their respective subsidiaries (other than IWO, in the case of US Unwired) for cash flow and to service their respective debt obligations. Existing or future credit agreements may restrict or prohibit IWO's subsidiaries from paying dividends not only to IWO but also to US Unwired and our other companies and may also restrict or prohibit subsidiaries of US Unwired from paying dividends not only to us but also to IWO. State law may also limit the amount of the dividends that the respective subsidiaries are permitted to pay.

     We may not achieve the anticipated benefits from our mergers.

     We believe that certain benefits will result from the mergers. We cannot assure you, however, that integrating our business with IWO's and Georgia PCS's, even if completed in an efficient, effective and timely manner, will result in combined results of operations and financial condition superior to those that we could have achieved independently. The success of the transactions for us will depend on revenue growth or other benefits sufficient to offset the dilutive effects of the additional shares US Unwired issued in the mergers. We cannot assure you that we will achieve sufficient benefits.

     We have incurred significant costs associated with the mergers.

     We incurred significant direct transaction costs associated with the mergers, which are included as a part of the total purchase price for accounting purposes. In addition, IWO has incurred significant direct transaction expenses, which have been expensed for accounting purposes as incurred. These expenses have decreased our cash reserves. Further, IWO and Georgia PCS are incurring severance expenses, and we will incur other costs associated with integrating the companies. We cannot assure you that we will not incur additional material charges in subsequent quarters to reflect additional costs associated with the mergers.

     Because the former IWO stockholders will not be providing us any indemnification following the merger, we will be responsible for any undisclosed liabilities of IWO. The former Georgia PCS members are providing only limited indemnification to us.

     IWO has made certain representations and warranties to us in its merger agreement with us concerning IWO's business and operations. The merger agreement, however, does not provide us with any contractual indemnification from the former IWO stockholders following the merger for any breaches of such representations and warranties of IWO or any failure of IWO to comply with its obligations under the merger agreement. As a result, we will bear the burden of any undisclosed liabilities of IWO. Our agreement with the Georgia PCS members provides us with limited indemnification for breaches of the type described above. We will have to bear the burden of any undisclosed liabilities that exceed the limited indemnification by the Georgia PCS members. We cannot assure you that any such liabilities that we must bear will not materially and adversely affect our results of operations and our financial condition.

Risks Related to the Combined Company's Business, Strategy and Operations

     Overview of this subsection: None of our PCS operating subsidiaries has ever operated profitably or achieved consistent positive cash flow. If that doesn't change, we will not have enough cash to run our business. Timely expansion or completion of the PCS networks of our operating subsidiaries is a key to our success, but we face numerous challenges in doing that. Revenues we receive from travelers in our territories likely will not meet our expectations.

     Our PCS operating subsidiaries have not yet operated their PCS businesses profitably or achieved consistent positive cash flow.

     We expect to continue to incur significant operating losses and to continue to generate negative cash flow while we complete and expand our PCS networks and build our customer base. Our ultimate profitability will depend upon many factors, including our ability to market our services successfully and operate our networks efficiently, in addition to numerous other factors that are described in this "Risk Factors" section. If we fail to achieve at least positive cash flow within a reasonable period of time, an investment in our shares may not have much value.

     If we do not successfully manage the operations and expected growth of the combined company following the mergers, our operating performance may be adversely impacted.

     Our PCS operating subsidiaries have limited operating histories as Sprint PCS affiliates. LA Unwired began operations as a Sprint PCS affiliate on June 8, 1998. IWO began operations as a Sprint PCS affiliate on January 5, 2000. TX Unwired began operations as a Sprint PCS affiliate on January 7, 2000. Georgia PCS began operations as a Sprint PCS affiliate on June 8, 1998. The combined company's ability to achieve and sustain operating profitability will depend upon many factors, including our PCS operating subsidiaries' abilities to effectively market Sprint PCS services and manage customer turnover rates in their respective markets. In addition, a key factor the combined company's operational performance will depend upon is our ability to manage growth of the combined company through the expansion or completion of our PCS operating subsidiaries' network build-outs and through implementing the combined company's best practices to increase market penetration in our current and future markets. Market penetration means the number of people in our PCS operating subsidiaries' markets who use our Sprint PCS services. To be successful, our PCS operating subsidiaries will require continued development, construction, testing, deployment and operation of their respective networks. These activities are expected to place demands on our managerial, operational and financial resources.

     The failure of any of our PCS operating subsidiaries to timely expand or complete the build-out of its network, or to obtain the equipment needed for completion on a timely basis, may result in a decrease in the number of expected new PCS subscribers and adversely affect its and the combined company's results of operations or result in a breach of its agreements with Sprint PCS or, in the case of LA Unwired, result in the loss of the FCC licenses that it owns.

     LA Unwired, TX Unwired and Georgia PCS have completed the network build-out that is required by their respective agreements with Sprint PCS. Nevertheless, we may decide from time to time to build out additional portions of their markets to increase the population that is covered by their Sprint PCS service or we may acquire additional territory to be built out by acquiring additional markets from Sprint PCS or by acquiring other Sprint PCS network partners that have not completed their build-out requirements. IWO has not yet completed its required build-out. In order to expand or complete network build-outs, our PCS operating subsidiaries must successfully lease or otherwise retain rights to a sufficient number of radio communications and network control sites, complete the purchase and installation of equipment, build-out the physical infrastructure and test the network. The applicable company must also meet all requirements of its agreements with Sprint and all FCC requirements. One of these FCC requirements is that our networks not interfere with microwave radio systems. Compliance with that requirement could delay or impede expansion or built-out of our networks. Regulatory changes, engineering design changes and required technological upgrades could affect the number and location of our PCS operating subsidiaries' towers as well as their ability to obtain sufficient rights to meet their network build-out expansion goals or requirements. Some of the radio communications and network control sites required for IWO to complete its required build-out are likely to require zoning variances or other local governmental or third party approvals. The local governmental authorities in various locations in IWO's markets have, at times, placed moratoriums on the construction of additional cell sites. Any failure by LA Unwired, TX Unwired or Georgia PCS to expand its network or by IWO to complete its network build-out on a timely basis may limit its network capacity and/or reduce the number of its expected new PCS subscribers, either of which could adversely affect the combined company's results of operations and its financial condition or result in a breach of its agreements with Sprint PCS or a loss of LA Unwired's licenses.

     From time to time, there is considerable demand for the communications equipment that our PCS operating subsidiaries need to expand or complete their networks, and manufacturers of this equipment could have substantial backlogs of orders. Competitors who purchase large quantities of communications equipment may receive priority in the delivery of this equipment. If our PCS operating subsidiaries cannot get this equipment, they may fail to expand or construct their networks timely. This could limit our ability to compete effectively or to meet the construction requirements of the FCC or our PCS operating subsidiaries' Sprint PCS agreements. If LA Unwired or IWO does not meet these construction requirements, LA Unwired could lose its licenses or IWO could breach its agreements with Sprint PCS.

     We obtain most of our network equipment from two suppliers. This equipment is not interchangeable, and we would be materially adversely affected if we could not obtain this network equipment timely or at all.

     Our PCS networks are either Lucent networks, meaning that the network equipment is supplied by Lucent, or Nortel networks, meaning that the network equipment is supplied by Nortel. If additional equipment is needed for expansion or repair of a network, it must come from Lucent, if the network is a Lucent network, or Nortel, if the network is a Nortel network, for compatibility with our existing network equipment. If either of these suppliers should cease to supply its equipment, or should it delay supplying it, we would be prevented or delayed in expanding or repairing the affected network.

     Any inability to expand our networks, or to keep them repaired, could have a material adverse effect on us.

     Our territory has limited amounts of licensed spectrum, which may adversely affect the quality of our service and our results of operations.

     LA Unwired and Sprint PCS have licenses covering 10 to 40 MHz of spectrum in LA Unwired's territory. Sprint PCS has licenses covering 30 MHz of spectrum throughout IWO's territory and licenses covering 10 MHz in Georgia PCS's territory and TX Unwired's territory. In the future, as the number of customers in LA Unwired's, IWO's, TX Unwired's or Georgia PCS's territory increases, this limited amount of licensed spectrum may not be able to accommodate increases in call volume, may lead to increased dropped or blocked calls and may limit our ability to offer enhanced services, all of which could result in increased customer turnover and adversely affect the combined company's results of operations and financial condition.

     If any of our PCS operating subsidiaries loses the right to install its equipment on wireless towers or is unable to renew expiring leases for wireless towers on favorable terms or at all, our business and results of operations could be adversely impacted.

     Substantially all of the cell sites of our PCS operating subsidiaries are installed on leased tower facilities that are shared with one or more other wireless service providers. In addition, a large portion of these leased tower sites are owned by a few tower companies. If a master agreement with one of these tower companies were to terminate, or if one of these tower companies were unable to support use of its tower sites by any of our PCS operating subsidiaries, the affected subsidiaries would have to find new sites or may be required to rebuild the affected portion of their networks. In addition, the concentration of our PCS operating subsidiaries' cell sites with a few tower companies could adversely affect our results of operations and financial condition if any of our PCS operating subsidiaries is unable to renew its expiring leases with these tower companies on favorable terms or at all. If any of the tower leasing companies that we do business with should experience severe financial difficulties, or file for bankruptcy protection, our ability to use our towers could be adversely affected. That, in turn, would adversely affect our revenues and financial condition if a material number of towers were involved.

     The loss of the officers and skilled employees upon whom we depend to operate our business or the inability to attract additional personnel for the combined company's growth could adversely affect the combined company's results of operations.

     The combined company's business is managed by a small number of executive officers. We believe that our future success will depend in part on our continued ability to retain these executive officers and to attract and retain highly qualified technical and management personnel for the combined company. We may not be successful in retaining key personnel or in attracting and retaining other highly qualified technical and management personnel. We do not maintain policies of life insurance on our key executives.

     Expanding LA Unwired's, IWO's, TX Unwired's or Georgia PCS's territory may have a material adverse effect on its business and reduce the market value of our securities.

     As part of LA Unwired's, IWO's, TX Unwired's and Georgia PCS's continuing operating strategy, it may expand its territory through the grant of additional markets from Sprint PCS or through acquisitions of other Sprint PCS network partners. These transactions may require the approval of Sprint PCS and commonly involve a number of risks, including the:

 .  difficulty of integrating acquired operations and personnel;

 .  diversion of management's attention;

 .  disruption of ongoing business;

 . impact on our cash and available credit lines for use in financing future growth and working capital needs;

 .  inability to retain key personnel;

 . inability to successfully incorporate acquired assets and rights into our service offerings;

 .  inability to maintain uniform standards, controls, procedures and policies;
    and

 .  impairment of relationships with employees, customers or vendors.

     Failure to overcome these risks or any other problems encountered in these transactions could have a material adverse effect on the combined company's business. In connection with these transactions, US Unwired may issue additional equity securities, and we may incur additional debt or incur significant amortization expenses related to certain intangible assets.

     Our service area will be threatened by bad weather, including hurricanes and severe winter weather, which could cause interruptions in service resulting in increased expenses and reduced operating results.

     Much of LA Unwired's, TX Unwired's and Georgia PCS's service area is on or near the Gulf of Mexico or the Atlantic Ocean and could be damaged by bad weather like hurricanes and excessive rain. In addition, the IWO service area could be adversely affected by severe winter storms. We may face service interruptions for indefinite periods if a major hurricane or winter storm strikes one or more of our service areas, resulting in increased expenses and reduced operating results.

     Unauthorized use of our networks could disrupt our business.

     We will likely incur costs associated with the unauthorized use of our networks, including administrative and capital costs associated with detecting, monitoring and reducing the incidence of fraud. Fraud impacts interconnection costs, capacity costs, administrative costs, fraud prevention costs and payments to other carriers for unbillable fraudulent roaming.

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

     Because IWO outsources portions of its business, it depends heavily on third-party vendors, suppliers, consultants, contractors and local telephone and utility companies. IWO has retained those persons to:

 .  design and engineer its systems;

 .  design and construct retail stores;

 . obtain permits for the construction of base stations, switch facilities and towers;

 .  construct cell sites and switching facilities;

 .  obtain cell site leases;

 .  install transmission lines; and

 .  deploy its wireless personal communications services network systems.

     The failure by any of IWO's vendors, suppliers, consultants, contractors or local telephone and utility companies to fulfill their contractual obligations to IWO could materially disrupt the operations of IWO's portion of our Sprint PCS network or its build-out.

     IWO's projected build-out plan and LA Unwired's, TX Unwired's and Georgia PCS's completed build-outs do not cover all of their territories, which could make it difficult to maintain profitable customer bases.

     IWO's projected build-out plan for its territory and LA Unwired's, TX Unwired's and Georgia PCS's build-outs of their territories do not cover all areas of their territories. By the end of 2003, IWO expects to cover approximately 74% of the resident population in its territory. As of June 30, 2002, LA Unwired, TX Unwired and Georgia PCS covered approximately 71% of the resident population in their combined territory. LA Unwired's, TX Unwired's or Georgia PCS's coverage or IWO's planned coverage may not adequately serve the needs of the potential customers in the respective territories or attract enough subscribers to operate our business successfully. To correct this potential problem, LA Unwired, IWO, TX Unwired or Georgia PCS may have to cover a greater percentage of its territory than anticipated, which it may not have the financial resources to complete or may be unable to do profitably.

     We may not receive as much Sprint PCS net travel, or roaming, revenue as we anticipate.

     We are paid a fee from Sprint PCS for every minute that a Sprint PCS subscriber based outside of our markets uses the Sprint PCS network in our markets. Similarly, we pay a fee to Sprint PCS for every minute that a Sprint PCS subscriber based in our markets uses the Sprint PCS network outside our markets. Sprint PCS customers from our markets may spend more time in other Sprint PCS coverage areas than we anticipate and Sprint PCS customers from outside our markets may spend less time in our markets or may use our services less than we anticipate. As a result, we may receive less Sprint PCS travel revenue than we anticipate or we may have to pay more Sprint PCS travel fees than the travel revenue we collect.

     Under our agreements with Sprint PCS, Sprint PCS can change the current fee, called the travel rate, that we receive and pay for each Sprint PCS travel minute after December 31, 2002. Sprint PCS has notified us that the reciprocal travel rate will change for Louisiana Unwired from $0.20 per minute in 2002 to $0.058 per minute in 2003 and for IWO, Texas Unwired and Georgia PCS from $0.10 per minute in 2002 to $0.058 per minute in 2003. Currently the fees we receive for customers of Sprint PCS and its other network partners using our networks exceed those that we pay for our customers using their networks. The change in the travel rate will likely decrease our revenues, expenses and our net travel position, which is the difference between travel revenue and travel expense, and will likely decrease our cash flow from operations and our earnings before interest, taxes, depreciation and amortization or net income. Any such decreases could be material.

     Sprint PCS's roaming arrangements may not be competitive with other wireless service providers, which may restrict our ability to attract and retain customers and create other risks for us.

     We rely on Sprint PCS's roaming arrangements with other wireless service providers for coverage in some areas where Sprint PCS service is not yet available. The risks related to these arrangements include:

 . the quality of the service provided by another provider during a roaming call may not approximate the quality of the service provided by the Sprint PCS network;

 . the price of a roaming call off our network may not be competitive with prices of other wireless companies for roaming calls;

 . customers must end a call in progress and initiate a new call when leaving the Sprint PCS network and entering another wireless network;

 . Sprint PCS customers may not be able to use Sprint PCS's advanced features, such as voicemail notification, while roaming; and

 . Sprint PCS or the carriers providing the service may not be able to provide us with accurate billing information on a timely basis.

     If Sprint PCS customers are not able to roam instantaneously or efficiently onto other wireless networks, we may lose current Sprint PCS subscribers and our Sprint PCS services will be less attractive to new customers.

     Sales of Sprint PCS products and services in our territory by a "reseller" that is 50% owned by Sprint PCS could reduce our number of subscribers and our margins.

     We allow a company, called a reseller, to sell Sprint PCS products and services in our territories. Our networks provide the Sprint PCS services that are sold by the reseller in our territories. We receive income from the reseller that we consider to be a fair return for this use of our networks, but our margins are greater when we generate our own subscribers. The reseller is 50% owned by Sprint PCS.

Risks Particular to the Indebtedness of the Combined Company

     Note: We have two separate debt structures. Each of US Unwired and IWO has issued senior notes, and each of them has senior credit facilities with banks. Because of restrictions in the indentures governing the senior notes and the credit agreements governing the senior credit facilities, funds borrowed by US Unwired may not be used to finance IWO and IWO's subsidiaries but are available for all of US Unwired's other subsidiaries, including LA Unwired, TX Unwired and Georgia PCS. Because of the same restrictions, funds borrowed by IWO may be used only to finance IWO and IWO's subsidiaries.

     Overview of this subsection: US Unwired and IWO have a substantial amount of debt. They cannot borrow from their banks unless they meet the banks' requirements for borrowing. The economic downturn will make it more difficult to meet these requirements. If we fail to repay our debt on time, our lenders may foreclose on our assets and, if that occurs, our stock will probably be worthless.

     Our acquisition of Georgia PCS has reduced our cash that was available for other purposes and has increased our indebtedness.

     When we completed our acquisition of Georgia PCS, we used a portion of our cash to repay approximately $54.8 million of indebtedness of Georgia PCS. At the same time, we increased our senior credit facility with a $40 million term loan B, which bears interest at LIBOR plus 4%. 96% of this loan will become due in 2008. As a result, we decreased our cash by approximately $14.8 million and increased our indebtedness by $40 million. The decrease in our cash reduced the amount of our cash that is available for other purposes. In addition, we will be required to use cash flow from our operations to pay increased interest and principal on our increased indebtedness.

     Both US Unwired and IWO have substantial debt that neither of them may be able to service; a failure to service this debt may result in the lenders under this debt taking away assets of ours (other than IWO's) if US Unwired fails to service its debt, or assets of IWO if IWO fails to service its debt.

     The substantial debt of US Unwired and IWO will have a number of important consequences for our operations and our investors, including the following:

 . each company will have to dedicate a substantial portion of any cash flow from its operations to the payment of interest on, and principal of, its debt, which will reduce funds available for other purposes;

 . neither company may be able to obtain additional financing for unanticipated capital requirements, capital expenditures, working capital requirements and other corporate purposes;

 . some of each company's debt, including financing under each company's senior credit facility, will be at variable rates of interest, which could result in higher interest expense in the event of increases in market interest rates; and

 . due to the liens on substantially all of each company's assets and the pledges of stock of each company's existing and future subsidiaries as collateral for such company's senior debt, lenders may control US Unwired's or IWO's assets or the assets of the subsidiaries of either company in the event of a default.

     US Unwired's and IWO's ability to make payments on their respective debt will depend upon their future operating performance, which is subject to general economic and competitive conditions and to financial, business and other factors, many of which neither of them can control. If the cash flow from either company's operating activities is insufficient, US Unwired or IWO may take actions, such as delaying or reducing capital expenditures, attempting to restructure or refinance its debt, selling assets or operations or seeking additional equity capital. Any or all of these actions may not be sufficient to allow US Unwired or IWO to service their respective debt obligations or may adversely affect its results of operations. Further, US Unwired or IWO may be unable to take any of these actions on satisfactory terms, in a timely manner or at all. The credit facilities and indentures governing US Unwired's and IWO's respective debt limit their ability to take several of these actions, and limit their ability to borrow more money. Their failure to generate sufficient funds to pay their debts or to successfully undertake any of these actions could, among other things, materially adversely affect the market value of US Unwired common stock or result in lenders controlling the assets of each of them and their subsidiaries (other than unrestricted subsidiaries).

     If either US Unwired or IWO does not meet all of the conditions required under their respective credit facilities, they may not be able to draw down all of the funds they anticipate receiving from the lenders and they may not be able to fund operating losses and working capital needs.

     As of June 30, 2002, US Unwired had borrowed $90.0 million under its senior credit facility and IWO had borrowed $190.0 million under its senior credit facility. Also, as of June 30, 2002, US Unwired had $39.5 million in unrestricted cash, and IWO had $54.9 million in unrestricted cash, including investments. The availability of the remaining $78.7 million under US Unwired's senior credit facility and the remaining $48.4 million available under IWO's senior credit facility is subject to the applicable company meeting all of the conditions specified by the respective financing documents and, in addition, is subject at each funding date to specific conditions, including the following:

 . that the representations and warranties in such company's loan documents are true and correct;

 . that such company's financial and operating covenant tests are satisfied, including leverage and operating performance covenants and covenants relating to earnings before interest, taxes, depreciation and amortization, referred to as EBITDA; and

 . the absence of a default under such company's loan documents, including its indenture.

     We anticipate that US Unwired and IWO will need some or all of the funding available under the respective senior credit facilities to fund continuing operations. If the assumptions underlying the business plans of each company are not correct for market growth, subscriber additions, churn, revenue from subsidiaries, roaming revenue, operating expenses (including bad debt losses), unanticipated capital requirements, capital expenditures, charges for Sprint PCS provided services, working capital requirements or other corporate charges, such company may not meet the conditions at each funding date, and such company's senior lenders may not lend some or all of the remaining amounts under such company's senior credit facility. If other sources of funds are not available, the affected company may not be in a position to meet its operating cash needs or meet its obligations under its agreements with Sprint PCS. If US Unwired is the affected company, these consequences could affect Georgia PCS as well as us.

     Please see the discussion under "Risks Related to Factors Currently Affecting Our Business," which begins on page 52.

     US Unwired or IWO will be in default under its indebtedness if it fails to pass financial and business tests.

     US Unwired's and IWO's senior credit facilities require US Unwired and IWO to maintain specified financial ratios and to satisfy specified tests. Collectively, these tests relate to:

 . minimum covered population;

 . minimum number of subscribers and/or average revenue per subscriber;

 . minimum annualized revenues;

 . maximum dollar amounts for capital expenditures;

 . various leverage tests;

 . minimum earnings before interest, taxes, depreciation and amortization, or EBITDA; and

 . maximum EBITDA loss.

     If US Unwired or IWO fails to satisfy any of the financial ratios and tests, it could be in default under its senior credit facilities. In addition to making funds under the senior credit facilities unavailable to US Unwired or IWO, an event of default under its senior credit facilities may prohibit it from paying its senior notes, which would cause a default under the affected company's indenture, or may result in the affected company's lenders controlling substantially all of the affected company's assets or accelerating the maturity of the affected company's debt. Should this occur, the common stock of US Unwired may have little or no value.

     Please see the discussion under "Risks Related to Factors Currently Affecting Our Business," which begins on page 52.

     If US Unwired or IWO needs additional financing that it cannot obtain, it may have to change its network construction plans and modify its business plans. If the affected company is US Unwired, the network construction plans of LA Unwired, TX Unwired and Georgia PCS may also have to be changed.

     US Unwired expects to make significant capital expenditures to expand the PCS networks of LA Unwired, TX Unwired and Georgia PCS. IWO expects to make significant capital expenditures to complete or expand its PCS network. Actual expenditures may differ significantly from estimates. US Unwired would have to obtain additional financing to fund LA Unwired's, TX Unwired's or Georgia PCS's network expansion plans, and IWO would have to obtain additional financing to fund its network construction or expansion plans, if:

 . existing sources of capital are unavailable or insufficient;

 . LA Unwired, IWO, TX Unwired or Georgia PCS significantly departs from or changes its business plan;

 . LA Unwired, IWO, TX Unwired or Georgia PCS experiences unexpected delays or cost overruns in the expansion or completion of its network, including changes to the schedule or scope of the network build-out or expansion;

 . changes in technology or governmental regulations create unanticipated costs; or

 . LA Unwired, IWO, TX Unwired or Georgia PCS acquires additional licenses or Sprint PCS grants any of them more service areas to build out and manage.

     We cannot predict whether any additional financing will be available to US Unwired or IWO or on what terms such financing would be available. If either US Unwired or IWO needs additional financing that it cannot obtain, the affected company will have to change its plans for the remainder of its network, including, in the case of US Unwired, Georgia PCS's network, which would adversely affect such company's expected future results of operations.

     US Unwired's and IWO's indebtedness place restrictions on them which will limit their operating flexibility and US Unwired's ability to engage in some transactions.

     The respective indentures governing US Unwired's and IWO's senior notes and their respective senior credit facilities impose material operating and financial restrictions on US Unwired and its subsidiaries (other than IWO) and on IWO and its subsidiaries. These restrictions may limit their ability to engage in some transactions, including the following:

 . completing designated types of mergers or consolidations;

 . creating liens;

 . paying dividends or other distributions to their stockholders;

 . making investments;

 . selling assets;

 . repurchasing their common stock;

 . changing lines of business;

 . borrowing additional money;

 . entering into transactions with their affiliates; and

 . issuing additional shares of common stock.

     These restrictions could also limit their ability to obtain financing by borrowing money or issuing common stock, refinance or pay principal or interest on US Unwired's or IWO's outstanding debt, consummate acquisitions for cash or debt or react to changes in our operating environment. Moreover, these restrictions could cause the combined company to be at a competitive disadvantage to competitors who do not have similar restrictions.

     If a specified change in control of US Unwired or IWO occurs, the affected company may not be able to buy back its senior notes as required by its indenture.

     If US Unwired or IWO has a change in control as defined under its indenture, the applicable company will be required to offer to buy back all of its outstanding senior notes. We cannot assure you that US Unwired or IWO will have sufficient funds at the time of a change in control to perform this obligation or that restrictions in its credit facilities would allow it to do so. US Unwired's or IWO's requirement to buy back its notes upon a change in control could impair the value of US Unwired common stock or could cause a default under the affected company's indenture which, in turn, would cause a default under its senior credit facility. In addition, a change in control as defined under US Unwired's or IWO's respective credit facilities would cause the affected company to default under its senior credit facility.

     If US Unwired or IWO defaults under its senior credit facilities, the affected company's lenders may declare its debt to be immediately due and payable and Sprint PCS may force the affected company to sell its assets to Sprint PCS without stockholder approval.

     If US Unwired or IWO defaults under its senior credit facilities and the affected company's lenders accelerate the maturity of the affected company's debt, Sprint PCS has the option to purchase the affected company's assets at a discount to market value and assume the affected company's obligations under its senior credit facilities without further approval of the stockholders of the affected company. If Sprint PCS does not exercise this option, the affected company's lenders may sell its assets to third parties without further approval of the stockholders of the affected company.

     If either US Unwired or IWO fails to pay the debt under its credit facilities, Sprint PCS has the option of purchasing the affected company's loans, giving Sprint PCS certain rights of a creditor to foreclose on that company's assets.

     Sprint PCS has contractual rights, triggered by an acceleration of the maturity of the debt under US Unwired's or IWO's respective senior credit facilities, pursuant to which Sprint PCS may purchase US Unwired's or IWO's obligations to its senior lenders and obtain the rights of a senior lender. To the extent Sprint PCS purchases these obligations, Sprint PCS's interests as a creditor could conflict with our interests. Sprint PCS's rights as a senior lender would enable it to exercise rights with respect to the affected company's assets and its continuing relationship with Sprint PCS in a manner not otherwise permitted under US Unwired's or IWO's Sprint PCS agreements.

Risks Particular to the Combined Company's Relationship with Sprint PCS

     Overview of this subsection: We depend heavily on Sprint PCS. It performs our billing, designs and advertises the products and services we sell, and provides our customer service, in addition to a wide variety of other services. If Sprint PCS does not succeed, it is highly unlikely that we will succeed. We have little influence with Sprint PCS under our agreements with it.

     The termination of LA Unwired's, IWO's, TX Unwired's or Georgia PCS's affiliation with Sprint PCS or Sprint PCS's failure to perform its obligations under the Sprint PCS agreements would severely restrict the affected company's ability to conduct its business.

     LA Unwired owns some of its FCC licenses, but not enough to operate its entire wireless network. IWO, TX Unwired and Georgia PCS do not own any FCC licenses. Each of our PCS operating subsidiaries operates under the FCC licenses of Sprint PCS and LA Unwired that are applicable to its territory. The ability of each of our PCS operating subsidiaries to offer Sprint PCS products and operate a PCS network is dependent on its Sprint PCS agreements remaining in effect and not being terminated.

 . These agreements give it the right to use the Sprint(R) and Sprint PCS(R) brand names and logos and related rights. If it loses these rights, our operations will be impaired.

 . These agreements impose strict requirements on the construction of each company's network. IWO has not yet completed construction of its network. If IWO does not meet these requirements, these agreements may be terminated and IWO could lose the right to be the provider or sole provider of Sprint PCS products and services in IWO's service area.

 . These agreements require our PCS operating subsidiaries to meet strict technical requirements such as the percentage of time the network is operative, the percentage of dropped calls, the ratio of blocked call attempts to total call attempts, the ratio of call origination to termination failures, and call transport requirements for links between cell sites, switches and outside telephone systems. If these and other requirements are not met, Sprint PCS can terminate the affected agreements.

 . The Sprint PCS agreements of any of our PCS operating subsidiaries may be terminated also if any of Sprint PCS's FCC licenses are lost or jeopardized, or if the subsidiary becomes insolvent.

 . These agreements give Sprint PCS a substantial amount of influence and control over the conduct of each company's business. Sprint PCS may make decisions that adversely affect our PCS operating subsidiaries' business, like introducing costly new products that fail in the marketplace or setting the prices for its national plans at levels that may not be economically sufficient for our PCS operating subsidiaries' business.

 . If the management agreements of any of our PCS operating subsidiaries with Sprint PCS are terminated or breached, the affected subsidiary may be required to sell its PCS assets to Sprint PCS at prices that are unfavorable to us or Sprint PCS may be required to assign to the affected subsidiary some of Sprint PCS's licensed spectrum.

 . The management agreements are not perpetual. If Sprint PCS decides not to renew the management agreements at the expiration of the 20-year initial term or any 10-year renewal term, the affected subsidiaries would no longer be a part of the Sprint PCS network. Even with all renewals, the management agreements of our PCS operating subsidiaries terminate in 50 years, and each of these agreements can be terminated at any time for breach of any material term.

 . Sprint PCS is permitted to terminate the management agreements for breach of any of the material terms of the agreements. These terms include operational and network requirements that are extremely technical and detailed and apply to each retail store, cell site and switch site. Many of these operational and network requirements can be changed by Sprint PCS with little notice. As a result, our PCS operating subsidiaries may not always be in compliance with all requirements of the Sprint PCS agreements. Sprint PCS conducts periodic audits of compliance with various aspects of its program guidelines and identifies issues it believes need to be addressed. There may be substantial costs associated with remedying any non-compliance, and such costs may adversely affect our operating results and cash flow.

     Sprint PCS may make business decisions that are not in the best interests of our PCS operating subsidiaries, which may adversely affect the relationships of our PCS operating subsidiaries with customers in their territories, increase their expenses and/or decrease their revenues.

     Sprint PCS, under the Sprint PCS agreements, has a substantial amount of influence and control over the conduct of the businesses of our PCS operating subsidiaries. Accordingly, Sprint PCS may make decisions that adversely affect LA Unwired's, IWO's, TX Unwired's or Georgia PCS's business, such as the following:

 . Sprint PCS could price its national plans based on its own objectives and could set price levels or other terms that may not be economically sufficient for LA Unwired's, IWO's, TX Unwired's or Georgia PCS's business;

 . Sprint PCS could raise the costs for Sprint PCS to perform back office services for LA Unwired, IWO, TX Unwired and Georgia PCS or otherwise seek to increase what we pay Sprint PCS, or it could reduce levels of services it provides our PCS operating subsidiaries;

 . Sprint PCS has sought to charge us more as a result of launching the new "third generation" or 3G technology called "one times radio transmission technology" or 1XRTT;

 . Sprint PCS can reduce the travel rate for LA Unwired and TX Unwired after December 31, 2002 or at any date for IWO and Georgia PCS;

 . Sprint PCS prohibits LA Unwired, IWO, TX Unwired or Georgia PCS from selling non-Sprint PCS approved equipment;

 . Sprint PCS could develop products and services, or establish credit policies such as the NDASL program that is described below, that adversely affect our business;

 . Sprint PCS introduced a payment method for subscribers to pay the cost of service with us. This payment method did not initially have adequate controls or limitations, and we have discovered that some fraudulent payments were made to accounts using this payment method. The controls and limitations have now been strengthened. We are investigating the scope of this fraud and its financial impact on us. If the fraud turns out to be widespread, it could have a material adverse impact on our results of operations and financial condition;

 . Sprint PCS could keep us from developing our own promotional plans that we may believe to be necessary to attract new subscribers or from selling equipment selected by us;

 . Sprint PCS could, subject to limitations under LA Unwired's, IWO's, TX Unwired's and Georgia PCS's Sprint PCS agreements, alter its network and technical requirements or request that LA Unwired, IWO, TX Unwired or Georgia PCS build out additional areas within LA Unwired's, IWO's, TX Unwired's or Georgia PCS's territories, which could result in increased equipment and build-out costs;

 . Sprint or Sprint PCS could make decisions which could adversely affect the Sprint(R) and Sprint PCS(R) brand names, products or services; and

 . Sprint PCS could decide not to renew the Sprint PCS agreements or to no longer perform its obligations, which would severely restrict LA Unwired's, IWO's, TX Unwired's and Georgia PCS's ability to conduct business.

     Decisions such as those referred to above could adversely affect our operating subsidiaries' relationships with their customers by changing products, services and price plans to which those customers had become accustomed. Should Sprint PCS have a change of control, or should management of Sprint PCS otherwise change, the pace at which decisions such as the foregoing occur could accelerate, increasing the risk of disfavor from customers of our operating subsidiaries.

     We deal with Sprint PCS weekly on a variety of issues. Sometimes we disagree with Sprint PCS or oppose what Sprint PCS would like us to do. This occurs particularly when Sprint PCS tells us we must adopt business methods or pricing plans that we think will hurt our business. Because we rely so heavily on our relationship with Sprint PCS, any deterioration of that relationship or of Sprint PCS's desire to cooperate with LA Unwired, IWO, TX Unwired or Georgia PCS could adversely affect the combined company's business.

     Change in Sprint PCS products and services may reduce customer additions.

     The competitiveness and effective promotion of Sprint PCS products and services are key factors in our ability to attract and retain customers. For example, under the Sprint PCS service plans, customers who do not meet certain credit criteria can nevertheless select any plan offered subject to an account spending limit, referred to as ASL, to control credit exposure. Account spending limits range from $125 to $200 depending on the credit quality of the customer. Prior to May 2001, all of these customers were required to make a deposit ranging from $125 to $200 that could be credited against future billings. In May 2001, a new Sprint PCS program, called NDASL for no deposit account spending limit, eliminated the deposit requirement on certain, but not all, credit classes. As a result, a significant amount of our new customer additions have been under the NDASL program. Sprint PCS has replaced the NDASL program with the "Clear Pay Program" without reinstating the deposit requirement. The Clear Pay Program is substantially similar to the NDASL program but with an increased emphasis on payment of outstanding amounts. Under the Clear Pay Program, customers who do not meet certain credit criteria can select any plan offered, subject to an account spending limit. The NDASL program has had the effect of increasing churn and bad debt expense. Sprint PCS has the right to end or materially change the terms of the Clear Pay Program. If Sprint PCS chooses to eliminate the Clear Pay Program or alter its features, the growth rate we expect to achieve may decrease. LA Unwired, TX Unwired and Georgia PCS requested and received, effective February 24, 2002, the ability to reinstate deposits in their territories for customers with poor or inadequate payment histories. Effective September 24, 2002, IWO reinstated deposits for the Clear Pay Program. We believe that reinstatement of the deposit has reduced the number of potential new customers in these markets.

     The inability of Sprint PCS to maintain high quality back office services, or LA Unwired's, IWO's, TX Unwired's or Georgia PCS's inability to use Sprint PCS's back office services and third party vendors' back office systems, could lead to customer dissatisfaction, impair the ability of US Unwired to make necessary adjustments to its business plan, increase the loss of subscribers or otherwise increase LA Unwired's, IWO's, TX Unwired's or Georgia PCS's costs or adversely affect their businesses.

     LA Unwired, IWO, TX Unwired and Georgia PCS rely on Sprint PCS's internal support systems, including customer care, billing and other back office support. LA Unwired's, IWO's, TX Unwired's and Georgia PCS's operations could be disrupted if Sprint PCS is unable to maintain and expand its internal support systems in a high quality manner, or to efficiently outsource those services and systems through third party vendors. We expect the rapid expansion of Sprint PCS's business to continue to pose a significant challenge to its internal support systems. Additionally, Sprint PCS has relied on third party vendors for a significant number of important functions and components of its internal support systems and may continue to rely on these vendors in the future. Our PCS operating subsidiaries will depend on Sprint PCS's willingness to continue to offer these services and to provide these services effectively and at competitive costs. LA Unwired's, IWO's, TX Unwired's and Georgia PCS's agreements with Sprint PCS provide that, upon nine months' prior written notice, Sprint PCS may elect to terminate any of these services. The inability of Sprint PCS to maintain high quality back office services, or LA Unwired's, IWO's, TX Unwired's or Georgia PCS's inability to use Sprint PCS's back office services and third party vendors' back office systems, could lead to customer dissatisfaction, increase the loss of subscribers or otherwise increase LA Unwired's, IWO's, TX Unwired's or Georgia PCS's costs.

     Should Sprint PCS fail to deliver timely and accurate information, this may lead to adverse short-term decisions and inaccurate assumptions in our business plan. It could also adversely affect our cash flow because Sprint PCS collects our receivables and sends us a net amount that is based on the financial information it produces for us.

     If Sprint PCS does not complete the construction of its nationwide PCS network, our PCS operating subsidiaries may not be able to attract and retain customers.

     Sprint PCS currently intends to cover a significant portion of the population of the United States, Puerto Rico and the U.S. Virgin Islands by creating a nationwide PCS network through its own construction efforts and those of its network partners like LA Unwired, IWO, TX Unwired and Georgia PCS. Sprint PCS is still constructing its nationwide network and does not yet offer PCS services, either on its own network or through its roaming agreements, in every city in the United States.

     If one of LA Unwired's, IWO's, TX Unwired's or Georgia PCS's customers travels in an area where a Sprint PCS or compatible system is not yet operational, the customer would not be able to make a call on that area's system unless he or she has a telephone handset that can make calls on both systems. Generally, these handsets are more costly. Moreover, the Sprint PCS network does not allow for calls to be transferred without interruption between the Sprint PCS network and another wireless network. This means that a customer must end a call in progress and initiate a new call when entering an area not served by the Sprint PCS network. The quality of the service provided by another network may not be equal to that of the Sprint PCS network, and LA Unwired's, IWO's, TX Unwired's or Georgia PCS's customers may not be able to use some of the advanced features of its network. This could result in customer dissatisfaction and loss of customers.

     Sprint PCS has entered into management agreements similar to LA Unwired's, IWO's, TX Unwired's and Georgia PCS's with companies in other markets under its nationwide PCS build-out strategy. LA Unwired's, IWO's, TX Unwired's and Georgia PCS's results of operations are dependent on Sprint PCS's national network and, to a lesser extent, on the networks of Sprint PCS's other network partners. Sprint PCS's network may not provide nationwide coverage to the same extent as its competitors, which could adversely affect LA Unwired's, IWO's, TX Unwired's and Georgia PCS's ability to attract and retain customers.

     If Sprint PCS does not succeed, or if LA Unwired, IWO, TX Unwired or Georgia PCS does not maintain a good relationship with Sprint PCS, LA Unwired's, IWO's, TX Unwired's or Georgia PCS's business may not succeed.

     If Sprint PCS has a significant disruption to its business plan or network, fails to operate its business in an efficient manner, or suffers a weakening of its brand name, LA Unwired's, IWO's, TX Unwired's and Georgia PCS's operations and profitability would likely be impaired. LA Unwired, IWO, TX Unwired and Georgia PCS use their relationships with Sprint PCS to obtain, at favorable prices, handsets and the equipment for the construction or expansion and operation of their networks. Any disruption in their relationships with Sprint PCS could make it much more difficult for them to obtain this equipment.

     If Sprint PCS should have significant financial problems, including bankruptcy, our PCS business would suffer material adverse consequences which could include termination or revision of our Sprint PCS agreements. We have no reason to believe that Sprint PCS will have significant financial problems, including bankruptcy.

     If other Sprint PCS network partners have financial difficulties, the Sprint PCS network could be disrupted.

     Sprint PCS's national network is a combination of networks. The large metropolitan areas are owned and operated by Sprint PCS, and the areas in between them are owned and operated by Sprint PCS network partners, all of which are independent companies like we are. We believe that most, if not all, of these companies have incurred substantial debt to pay the large cost of building out their networks.

     If other network partners experience financial difficulties, the Sprint PCS network could be disrupted in the territories of those partners. If the Sprint PCS agreements of those partners are like ours, Sprint PCS would have the right to step in and operate the affected territory. Of course this right could be delayed or hindered by legal proceedings, including any bankruptcy proceeding relating to the affected network partner.

     Material disruptions in the Sprint PCS network would have a material adverse effect on our ability to attract and retain subscribers.

     Certain provisions of the Sprint PCS agreements may diminish the value of US Unwired common stock and restrict the sale of our business.

     Under some circumstances and without further stockholder approval, Sprint PCS may purchase LA Unwired's, IWO's, TX Unwired's or Georgia PCS's operating assets at a discount. In addition, Sprint PCS must approve any change of control of the ownership of LA Unwired, IWO, TX Unwired or Georgia PCS and must consent to any assignment of LA Unwired's, IWO's, TX Unwired's or Georgia PCS's Sprint PCS agreements. Sprint PCS also has a right of first refusal if LA Unwired, IWO, TX Unwired or Georgia PCS decides to sell its operating assets to a third party. LA Unwired, IWO, TX Unwired and Georgia PCS also are subject to a number of restrictions on the transfer of their businesses, including a prohibition on the sale of LA Unwired, IWO, TX Unwired or Georgia PCS or their operating assets to competitors of Sprint or Sprint PCS. These restrictions and other restrictions contained in the Sprint PCS agreements could adversely affect the value of US Unwired common stock, may limit our ability to sell LA Unwired's, IWO's, TX Unwired's and Georgia PCS's business, may reduce the value a buyer would be willing to pay for LA Unwired's, IWO's, TX Unwired's or Georgia PCS's business and may reduce LA Unwired's, IWO's, TX Unwired's or Georgia PCS's or the combined company's entire business value.

      LA Unwired, IWO, TX Unwired or Georgia PCS may have difficulty in obtaining an adequate supply of certain handsets from Sprint PCS, which could adversely affect LA Unwired's, IWO's, TX Unwired's or Georgia PCS's results of operations.

      LA Unwired, IWO, TX Unwired and Georgia PCS depend on our and their relationships with Sprint PCS to obtain handsets. Sprint PCS orders handsets from various manufacturers. LA Unwired, IWO, TX Unwired or Georgia PCS could have difficulty obtaining specific types of handsets in a timely manner if:

  . Sprint PCS does not adequately project the need for handsets for itself, its Sprint PCS network partners and its other third party distribution channels, particularly in transition to new technologies such as 3G;

  . Sprint PCS gives preference to other distribution channels;

  . LA Unwired, IWO, TX Unwired or Georgia PCS does not adequately project its need for handsets;

  . Sprint PCS modifies its handset logistics and delivery plan in a manner that restricts or delays LA Unwired's, IWO's, TX Unwired's or Georgia PCS's access to handsets; or

  . there is an adverse development in the relationship between Sprint PCS and its suppliers or vendors.

      The occurrence of any of the foregoing could disrupt LA Unwired's, IWO's, TX Unwired's or Georgia PCS's customer service and/or result in a decrease in LA Unwired's, IWO's, TX Unwired's or Georgia PCS's subscribers, which could adversely affect its results of operations.

      Non-renewal or revocation by the FCC of LA Unwired's licenses or the Sprint PCS licenses LA Unwired, IWO, TX Unwired or Georgia PCS uses would significantly harm the affected company's business.

      PCS licenses are subject to renewal and revocation by the FCC. LA Unwired's and Sprint PCS's licenses in LA Unwired's, IWO's, TX Unwired's and Georgia PCS's territories will begin to expire in 2005 but may be renewed for additional ten-year terms. There may be opposition to renewal of these licenses upon their expiration, and the licenses may not be renewed. The FCC has adopted specific standards to apply to PCS license renewals. Any failure by Sprint PCS, LA Unwired, IWO, TX Unwired or Georgia PCS to comply with these standards could cause revocation or forfeiture of the licenses for its territories. If any of the licenses of Sprint PCS that our PCS operating subsidiaries are using should be lost, the affected subsidiary would be severely restricted in its ability to conduct its business. If we were to lose any of the licenses we own, we could replace it with a Sprint PCS license in the affected territory, but at a greater cost to us than the use of our own license.

      If Sprint PCS does not maintain control over its licensed spectrum, the Sprint PCS agreements may be terminated, which would result in LA Unwired's, IWO's, TX Unwired's and Georgia PCS's inability to provide PCS service.

      The FCC requires that license holders like Sprint PCS and LA Unwired maintain control of their licensed spectrum and not delegate control to third-party operators or managers. Although the Sprint PCS agreements with LA Unwired, IWO, TX Unwired and Georgia PCS reflect an arrangement that the parties believe meets the FCC requirements for licensee control of licensed spectrum, we cannot assure you that the FCC will agree. If the FCC were to determine that the Sprint PCS agreements need to be modified to increase the level of licensee control, LA Unwired, IWO, TX Unwired and Georgia PCS have agreed with Sprint PCS to use best efforts to modify the Sprint PCS agreements to comply with applicable law. If LA Unwired, IWO, TX Unwired and Georgia PCS cannot agree with Sprint PCS to modify the Sprint PCS agreements, the agreements may be terminated. If the Sprint PCS agreements are terminated, LA Unwired, IWO, TX Unwired and Georgia PCS would no longer be a part of the Sprint PCS network and the combined company would be severely restricted in its ability to conduct business.

      We have limited rights if Sprint PCS fails to perform its obligations to our PCS operating subsidiaries under their agreements with Sprint PCS. Should that occur, the consequences to us would be severe.

      If Sprint PCS fails to perform its obligations to our PCS operating subsidiaries, the consequences to us would be severe. Our PCS operating subsidiary could terminate its Sprint PCS agreements, but in that case it may have to discontinue its PCS business or to conduct it on a reduced scale. It would not be permitted to offer Sprint PCS products and services. We would in these events suffer material adverse consequences to our results of operations and financial condition. The only remedy of our PCS operating subsidiary would be to require Sprint PCS either to purchase its operating assets at a price that would be unfavorable to us, or to assign to our PCS operating subsidiary limited amounts of Sprint PCS's licensed spectrum for a price equal to the greater of 10% of the business value of our PCS operating subsidiary or Sprint PCS's original cost for the spectrum plus any costs incurred in relocating microwave radio systems.

      Sprint PCS has notified us of new charges and fees that it intends to pass on to us. We did not anticipate these charges and fees when we formulated our business plan and if they are material, they could materially and adversely affect our results of operations and financial condition.

      Sprint PCS has notified us of new charges and fees that we did not expect when we formulated our business plan. These new charges and fees include:

  . Undetermined development costs to upgrade Sprint PCS's billing system to cover new third generation technology (known as 1XRTT) services offered to our customers.

  . Unspecified charges resulting from the objection by long distance carriers, including Sprint, to charges they paid to Sprint PCS for the "termination" of long distance calls in our service territory. Sprint PCS has paid us what they estimated they would collect from those long distance carriers, but the long distance carriers are now contesting whether they were obligated to pay those charges. Sprint PCS has indicated that it will seek to recover from us any such charges it paid us but cannot collect from the long distance carriers.

      We are discussing with Sprint PCS whether there is a basis for these new charges and fees under our management agreements and service agreements with Sprint PCS. If we disagree with Sprint PCS on the validity of these (or any other) new charges or fees, we have the right to formally dispute the charges or fees. We cannot now determine whether these charges and fees are material. If they are material, and if Sprint PCS is entitled to collect them, they could have a material adverse effect on our results of operations or financial condition or both.

      Sprint PCS's outside auditors periodically review various accounts between Sprint PCS and its network partners. If errors in these accounts are uncovered, Sprint PCS may attempt to pass on additional charges to us. If these charges are material, they could adversely affect our financial condition.

      Sprint PCS's outside auditors are in the process of completing a review of various accounts between Sprint PCS and its network partners to determine if the accounts have been settled correctly. We have not been notified of the date by which the auditors will complete their review. If the review identifies errors in the settlement process, Sprint could pass additional charges on to us. If these charges are material, they could adversely affect our financial condition.

Risks Particular to the Combined Company's Industry

      Overview of this subsection: The wireless telephone industry started out with just two competitors in each market. Competition is now extreme. There are numerous competitors, and the result is that prices of wireless services have dramatically dropped. In addition, other factors affecting our industry are changing rapidly. If we cannot effectively meet the challenges of these conditions, we probably will not succeed. Activists are seeking new laws that would restrict use of telephones by drivers, our placement of the towers that carry our transmissions and disposal of wireless phones. Such laws could adversely impact our business.

      Sprint PCS and we face intense competition that may reduce its and our market share and harm its and our financial performance.

      There is substantial competition in the telecommunications industry. According to information it has filed with the SEC, Sprint believes that the traditional dividing lines between long distance, local, wireless, and Internet services are increasingly becoming blurred. Through mergers and various service integration strategies, major providers, including Sprint, are striving to provide integrated solutions both within and across all geographical markets.

      Sprint expects competition to intensify as a result of the entrance of new competitors and the rapid development of new technologies, products, and services. Sprint cannot predict which of many possible future technologies, products, or services will be important to maintain its competitive position or what expenditures will be required to develop and provide these technologies, products or services. Sprint's ability to compete successfully will depend on marketing and on its ability to anticipate and respond to various competitive factors affecting the industry, including new services that may be introduced, changes in consumer preferences, demographic trends, economic conditions, and discount pricing strategies by competitors. To the extent Sprint does not keep pace with technological advances or fails to respond timely to changes in competitive factors in its industry, it could lose market shares or experience a decline in revenue and net income.

      Each of the markets in which Sprint PCS competes is served by other wireless service providers, including cellular, enhanced specialized mobile radio, called ESMR, and PCS operators and resellers. A majority of markets have five or more CMRS providers. Each of the top 50 metropolitan markets has at least two other PCS competitors in addition to one ESMR competitor and two cellular incumbents. Some of these competitors have been operating for a number of years and currently serve a substantial subscriber base. The FCC recently decided to allow CMRS providers to own more spectrum, up to 55 MHz, in urban markets and to eliminate in January 2003 its rule imposing spectrum limits. However, the FCC plans to continue to review proposed mergers and combinations involving spectrum after the spectrum limits are eliminated. Competition may continue to increase to the extent that licenses are transferred from smaller stand-alone operators to larger, better capitalized, and more experienced wireless communications operators. These larger wireless communications operators may be able to offer customers network features not offered by Sprint PCS. The actions of these larger wireless communications operators could negatively affect Sprint PCS's and our customer churn, ability to attract new customers, average revenue per user, cost to acquire customers, and operating costs per customer.

      Sprint PCS relies on agreements with competitors to provide automatic roaming capability to Sprint PCS customers in many of the areas of the United States not covered by the Sprint PCS network, which primarily serves metropolitan areas. Certain competitors may be able to offer coverage in areas not served by Sprint PCS's network or may be able to offer roaming rates that are lower than those offered by Sprint PCS. Certain of Sprint PCS's competitors are seeking to reduce access to their networks through actions pending with the FCC. Moreover, the engineering standard, called AMPS, for the dominant air interface on which PCS customers roam is currently being considered for elimination by the FCC as part of a streamlining proceeding. If the FCC eliminates this mandatory standard and cellular operators cease to offer their AMPS networks for roaming, some Sprint PCS customers may have difficulty roaming in certain markets.

      Some wireless providers, some of which have an infrastructure in place and have been operating for a number of years, have been upgrading their systems and provide expanded and digital services to compete with Sprint PCS's services. Some of these wireless providers require their customers to enter into long term contracts, which may make it more difficult for Sprint PCS to attract customers away from these wireless providers.

      Sprint PCS anticipates that market prices for wireless voice services and products generally will continue to decline in the future as a result of increased competition. It also expects to face increased competition for access to distribution channels. Consequently, it may be forced to increase spending for advertising and promotions. All of this may lead to greater choices for customers, possible consumer confusion, and increased industry churn.

      Significant competition in the wireless communications services industry may result in LA Unwired's, IWO's, TX Unwired or Georgia PCS's competitors offering new or better products and services or lower prices, which could prevent the affected company from operating profitably or reduce its profitability.

      Competition in the wireless communications industry is intense. We anticipate that competition will cause the market prices for two-way wireless products and services to decline in the future. LA Unwired's, IWO's, TX Unwired and Georgia PCS's ability to compete will depend, in part, on their ability to anticipate and respond to various competitive factors affecting the telecommunications industry. Our major competitors include such wireless companies as Verizon, SunCom, Cingular, AT&T, Nextel and Alltel.

      Our PCS operating subsidiaries' dependence on Sprint PCS to develop competitive products and services and the requirement that they obtain Sprint PCS's consent to sell local pricing plans and equipment that Sprint PCS has not approved may limit their ability to keep pace with competitors on the introduction of new products, services and equipment. Some of these competitors are larger than our PCS operating subsidiaries individually or combined, may have entered the wireless communications services market before our PCS operating subsidiaries did, possess greater resources and more extensive coverage areas, may offer lower rates, and may market other services, such as landline telephone service, cable television and internet access, with their wireless communications services. In addition, we may be at a competitive disadvantage since we may have more debt than some of our competitors.

      Furthermore, there has been a recent trend in the wireless communications industry towards consolidation of wireless service providers through joint ventures, reorganizations and acquisitions. We expect this consolidation to lead to larger competitors over time. We may be unable to compete successfully with larger companies that have substantially greater resources or that offer more services than LA Unwired, IWO, TX Unwired and Georgia PCS do.

      Alternative technologies and current uncertainties in the wireless market may reduce demand for PCS.

      PCS providers in the United States use one of three technological standards. Even though the three standards share basic characteristics, they are not compatible or interchangeable with each other. Our PCS operating subsidiaries and Sprint PCS use the standard known as CDMA. If another standard becomes preferred in the industry, our PCS operating subsidiaries may be at a competitive disadvantage. If Sprint PCS changes its standard, our PCS operating subsidiaries will need to change theirs as well, which will be costly and time consuming. If our PCS operating subsidiaries cannot change the standard, they may not be able to compete with other systems.

      The wireless communications industry is experiencing significant technological change, as evidenced by the increasing pace of digital upgrades in existing analog wireless systems, satellite coverage, evolving industry standards, ongoing improvements in the capacity and quality of digital technology, shorter development cycles for new products and enhancements and changes in end-user requirements and preferences. Technological advances and industry changes could cause the technology used on our PCS operating subsidiaries' networks to become obsolete. Sprint PCS may not be able to respond to such changes and implement new technology on a timely basis, or at an acceptable cost.

      If Sprint PCS is unable to keep pace with these technological changes or changes in the wireless communications market based on the effects of consolidation from the Telecommunications Act of 1996 or from the uncertainty of future government regulation, the technology used on our PCS operating subsidiaries' networks, or their business strategy, may become obsolete. In addition, wireless carriers are seeking to implement an upgrade to one times radio transmission technology, or 1XRTT, which is also broadly known as third generation, or 3G, technology throughout the industry. The 3G technology promises high-speed, always-on Internet connectivity and high-quality video and audio. We cannot assure you that our PCS operating subsidiaries or Sprint PCS can implement 1XRTT or 3G technology successfully or on a cost-effective basis.

      Regulation by government and taxing agencies may increase our PCS operating subsidiaries' costs of providing service or require them to change their services, either of which could impair the combined company's financial performance.

      Our operations and the operations of Sprint PCS are subject to varying degrees of regulation by the FCC, the Federal Trade Commission, the Federal Aviation Administration, the Environmental Protection Agency, the Occupational Safety and Health Administration and state and local regulatory agencies and legislative bodies. Adverse decisions or regulation of these regulatory bodies could negatively impact operations and costs of doing business. For example, changes in tax laws or the interpretation of existing tax laws by state and local authorities could subject us to increased income, sales, gross receipts or other tax costs or require LA Unwired, IWO, TX Unwired or Georgia PCS to alter the structure of its current relationship with Sprint PCS. In addition:

  . The loss of any of LA Unwired's FCC licenses, or any of Sprint PCS's FCC licenses in LA Unwired's, IWO's, TX Unwired's or Georgia PCS's service area, would impair the affected company's business and operating results.

  . The FCC may revoke any of LA Unwired's or Sprint PCS's PCS licenses at any time for cause. Cause could be a failure to comply with terms of the licenses or applicable FCC rules. We cannot ensure that LA Unwired's and Sprint PCS's PCS licenses will be renewed when they expire.

  . The FCC regulates LA Unwired's, IWO's, TX Unwired's and Georgia PCS's relationship with Sprint PCS under each company's Sprint PCS agreements.

  . The combined company may need to acquire additional licenses, which may require approval of regulatory authorities. These regulatory authorities may not grant approval in a timely manner, if at all.

  . All PCS licenses, including LA Unwired's own licenses and Sprint PCS's licenses, are subject to the FCC's build-out regulations. These regulations require license holders to offer specified levels of service to the population in their service areas within set time periods. Even though our PCS operating subsidiaries have developed a build-out plan that meets these requirements, they may be unable to meet their build-out schedules. If LA Unwired, IWO, TX Unwired or Georgia PCS or Sprint PCS does not meet these requirements, the FCC could take back the portions of the service area that are not being served, impose fines, or even revoke the related licenses.

  . The FCC may license additional spectrum for new carriers, which would increase the competition our PCS operating subsidiaries face.

  . The FCC imposes additional requirements on holders of PCS licenses reserved for small businesses. These licenses are called C-block and F-block licenses. LA Unwired holds F-block licenses and must meet special requirements to hold them. If it does not meet these requirements, the FCC could fine it, revoke its licenses or require it to restructure its ownership.

      An increase in the amount of our foreign ownership could cause us to lose our FCC licenses or restructure our ownership.

      Ownership of US Unwired capital stock by non-U.S. citizens is subject to limitations under the Communications Act of 1934 and FCC regulations. In the absence of FCC consent, not more than 25% of US Unwired capital stock may be owned or voted by non-U.S. citizens or their representatives, by a foreign government or its representatives, or by a foreign corporation. We believe the level of foreign ownership in US Unwired common stock to be approximately 25%. Because US Unwired common stock is publicly traded, the level of foreign ownership may fluctuate.

      The FCC has granted us the authority to permit US Unwired's foreign ownership to exceed 25%, subject to specific limitations. If US Unwired exceeds the permitted levels or does not comply with the applicable limitations, it may have to restructure its ownership to come within the permitted ownership limit or else we may lose our FCC licenses. In that case, the articles of incorporation of US Unwired permit it to force foreign shareholders to sell their shares to US Unwired, whether they wish to do so or not, so as to reduce the foreign ownership of US Unwired to permitted levels with an extra cushion for safety.

      The future prospects of the combined company are uncertain because the future prospects of the PCS industry are uncertain.

      PCS systems have not operated in the United States for very long, and we cannot assure you that the operation of these systems in the combined company's markets will become profitable. In addition, we cannot estimate how much demand there will be for PCS in the combined company's markets or how much competitive pricing pressure there will be. As a result, the future prospects of the PCS industry, including LA Unwired's, IWO's, TX Unwired's and Georgia PCS's prospects, remain uncertain. The future demand for wireless communications services in general is uncertain. We also cannot predict what new challenges we may face in this changing industry environment. If we cannot react promptly and effectively to these challenges, our business could be materially and adversely affected.

      Our PCS operating subsidiaries' business may suffer because subscribers frequently disconnect their service in the PCS industry. The rate at which these disconnections occur, called churn, may be even higher in the future.

      The PCS industry in general and Sprint PCS in particular have experienced a high rate of subscribers who disconnect their service. This rate is referred to as churn. We have experienced even higher churn in recent months due in large part, we believe, to the NDASL program that Sprint introduced in May 2001 and the Clear Pay program that replaced NDASL. These programs are described under "Risks Particular to the Combined Company's Relationship with Sprint PCS." Our future churn rate may be higher than our historical rate due to intense competition and general economic conditions, among other factors. Factors that tend to contribute to higher churn include:

  . inability of customers to pay, which caused a significant percentage of our churn in our quarter ended June 30, 2002. We believe that a large portion of this churn is attributable to the NDASL and Clear Pay Program that resulted in subscriber accounts with greater than normal credit risks.

  . our generous handset return policy, which makes it easier to cancel an account.

  . intense competition in our industry.

  . performance and coverage of our networks.

  . ineffective customer service.

  . increases in prices.

  . performance and reliability of handsets.

  . changes in our products and services.

      A high rate of PCS subscriber churn could harm the competitive position of our PCS operating subsidiaries and their results of operations. We subsidize some of the costs of handsets for our new subscribers, pay commissions for new accounts and incur expenses to advertise and maintain a distribution network. When we experience a high rate of churn, we may not receive sufficient revenue to offset these costs.

      Use of hand-held phones may pose health risks, which could result in the reduced use of wireless services or liability for personal injury claims.

      Media reports have suggested that certain radio frequency emissions from wireless handsets may be linked to various health problems, including cancer, and may interfere with various electronic medical devices, including hearing aids and pacemakers. Concerns over radio frequency emissions may discourage use of wireless handsets or expose the combined company to potential litigation. Any resulting decrease in demand for wireless services, or costs of litigation and damage awards, could impair the combined company's ability to achieve and sustain profitability.

     Our PCS operating subsidiaries may be subject to potential litigation relating to the use of wireless phones while driving. In addition, several state and local governments are considering, or have recently adopted, legislation that restricts the use of wireless handsets by drivers.

     Some studies have indicated that some aspects of using wireless phones while driving may impair drivers' attention in certain circumstances, making accidents more likely. These concerns could lead to potential litigation relating to accidents, deaths or serious bodily injuries, or to new restrictions or regulations on wireless phone use, any of which also could have material adverse effects on the combined company's results of operations.

     A number of U.S. state and local governments are considering or have recently enacted legislation that would restrict or prohibit the use of a wireless handset while driving a vehicle or, alternatively, require the use of a hands-free telephone. The state of New York has enacted legislation, effective November 1, 2001, that bans the use of handheld wireless handsets while driving a vehicle except in the case of emergencies. The legislation also provides that effective December 1, 2001, persons who violate this ban are subject to fines of up to $100 per violation. Legislation of this sort, if continued to be enacted, would require wireless service providers to provide hands-free enhanced services such as voice activated dialing and hands-free speaker phones and headsets so that they can keep generating revenue from their subscribers, who make many of their calls while on the road. If the combined company is unable to provide hands-free services and products to our subscribers in a timely and adequate fashion, the volume of wireless phone usage would likely decrease, and the combined company's ability to generate revenues would suffer.

     Environmentalists have asked the FCC to halt the building of towers used for transmission of wireless signals.

     Three environmental groups claim that towers used for transmission of wireless signals kill migratory birds. They have petitioned the FCC to study how many birds die from flying into towers. They have asked the FCC to halt tower construction until the study is completed. If we cannot build new towers, we cannot complete or expand our networks.

     At least one environmental group and one state believe that the disposal of wireless phones could pose a threat to public health. If new regulations governing wireless phone disposal are passed, or if our industry does not develop an efficient disposal or recycling program, our operating costs could increase.

     An environmental research group has argued that the disposal of used wireless phones could pose a threat to public health because the phones contain small amounts of toxic chemicals that may leak into the soil and water supply when they are deposited in landfills. At least one state has begun a study of the environmental effects of wireless phone disposal and has announced that it will issue appropriate regulations if the study concludes that those effects could be harmful. If new and burdensome regulations governing the disposal of wireless phones are passed in the states covered by our network, or if the PCS industry cannot develop a cost-effective disposal or recycling program for wireless phones, our operating costs could increase.

Risks Related to Factors Currently Affecting our Business

     Overview of this subsection. Our business has recently been challenged by a number of adverse factors. If these factors do not improve, it is likely that our business will suffer to the point that we will not meet some of the covenants in our bank debt agreements. If that occurs and our banks do not agree to revise our covenants, they would be able to declare a default under our bank debt and to refuse to advance funds to us.

     Our business is being adversely affected by slower subscriber growth than we anticipated, increased churn, higher uncollectible receivables, general economic conditions and other factors. If our business does not improve it is likely that we will have to ask our bank lenders to waive compliance with covenants in our current bank agreements. If they refuse, we would be in default on our bank debt and our bank lenders could refuse to advance more loans and demand payment of what we owe them. If payment is demanded, we would also be in default under our indentures. If these events occur it is likely that we will not have enough cash to operate.

     Our business has been adversely affected in recent months particularly by the following factors:

..  Our subscriber growth has slowed from what we had expected.

..  Our churn has increased as described in a risk factor above.

..  Our uncollectible accounts have increased.

.. General economic conditions in our markets have not been good, further adversely affecting subscriber growth and churn.

     In addition, these are other factors that could contribute to a continuation of poor business conditions for us. These include:

.. Uncertainty whether our expected level of capital expenditures will be sufficient to support our networks.

.. Uncertainty about charges that Sprint PCS may seek to impose on us, as described above.

.. Uncertainty about achieving operating efficiencies from our mergers as quickly as we expected.

     If our adverse business conditions continue, due to the above or other factors, it is likely that US Unwired and IWO will fail during 2003 to meet some of the loan covenants with our banks. Loan covenants are promises that borrowers make either to do or not to do specified things or not to allow specified things to happen.

     A failure to meet a loan covenant has three principal consequences. First, it permits the lender to refuse to advance additional borrowings. US Unwired and IWO would not have sufficient cash to operate if they are unable to obtain the proceeds under their bank loan agreements or comparable amounts from alternative financing sources. Alternative financing would probably not be available on terms that we would normally accept. Second, failure to meet a loan covenant allows the lender to declare the loan to be in default and to insist on payment of all amounts due under the loan. US Unwired and IWO would not have sufficient cash to repay these loans, and their failure to repay them, if repayment is demanded by the banks, would allow their noteholders to declare a default under the indentures that govern the notes and to insist on payment of all amounts due under the notes. If these things happen and we were unable to work out a debt restructure with our banks and noteholders on mutually acceptable terms, we likely would have no other alternative than to seek protection under bankruptcy laws. Third, during any time that a default exists, even if the lenders do not insist on payment, our debt would be classified as a current liability on our balance sheet and our outside auditors would place a going concern qualification on their opinion on our financial statements.

     Because of the potentially material adverse consequences of any default on US Unwired's or IWO's bank loans or indentures, US Unwired and IWO plan to ask their bank groups to revise the bank loan covenants as necessary to keep US Unwired and IWO in compliance with them. We cannot assure you that our banks will cooperate with us.

     On October 31, 2002 IWO made a request to borrow $15,000,000 under its revolving credit agreement with its banks with proceeds from the borrowing due to IWO on November 7, 2002. On November 7, 2002 we received $13,200,000 from the bank group with one bank failing to fund its portion of the request. IWO believes that it met all conditions for the borrowing request and has forwarded a notice of default to the bank failing to make its funding. Any such failure of our banks to fund a valid borrowing request may leave us with insufficient funds to meet our cash requirements even if we are in compliance with our bank covenants.

     We expect that US Unwired and IWO will continue to be in compliance with their indenture covenants, other than as a result of any failure to comply with their bank loan covenants.

     For more up-to-date information on the issues discussed above, please see the subsection "Liquidity and Capital Resources" in the Management's Discussion and Analysis of Financial Condition and Results of Operations section in what is, at the time you are reading this, our most recent report on Form 10-Q or 10-K, whichever is the later.

     The economic downturn in the United States has caused a general weakening of our business. If our business in general, and our sales and churn in particular, do not improve, we may not have the financial and operational performance that we were expecting.

     In recent months, we have not achieved the number of new subscribers that we expected in our business plan. We attribute this in part to weak economic conditions in our markets and intense price competition. To make matters worse, our rate of churn has increased as described above. If the economic downturn continues, we may have an even lower number of new subscribers and may not be able to add subscribers on terms we expected. In addition, the weak economy may hurt our existing subscribers' ability to pay us on time, which may force us to terminate their service. If these things happen, our financial and operational performance may suffer.

     The number of our cellular subscribers and the roaming revenues of our cellular operations have declined, which has reduced the cash flow from our cellular business.

     Our cellular operations are a single market property. The number of our cellular customers has continued to decline as our subscribers switch to carriers with national roaming plans, including our PCS operations. Additionally, our cellular roaming revenue has recently decreased because both Cingular and Verizon have launched networks covering a portion of our cellular market. The decline in cellular subscribers and roaming revenues has reduced the cash flow from our cellular business. The decrease in cash flow means we have less cash to support our PCS operations and the value of our cellular business has declined, should we decide to sell it.

     A recession in the United States involving significantly lowered spending could continue to negatively affect our results of operations.

     Our primary customer base is individual consumers and our accounts receivable represent unsecured credit. If the economic downturn that the United States and our territories have recently experienced becomes more pronounced or lasts longer than currently expected and spending by individual consumers drops significantly, our business would continue to be negatively affected.

     Our allowance for doubtful accounts may not be sufficient to cover uncollectible accounts.

     On an ongoing basis, we estimate the amount of customer receivables that we will not be able to collect. This allows us to calculate the expected loss on our receivables for the period we are reporting. Our allowance for doubtful accounts may underestimate actual unpaid receivables for various reasons, including:

..  adverse changes in our churn rate exceeding our estimates;

..  adverse changes in the economy generally exceeding our expectations; or

..  unanticipated changes in Sprint PCS's products and services.

     If our allowance for doubtful accounts is insufficient to cover losses on our receivables, our business, financial position or results of operations could be materially adversely affected.

     Demand for some of Sprint's communications products and services has been adversely affected by a downturn in the United States economy as well as changes in the global economy.

     Demand for some of Sprint's communications products and services has been adversely affected by a downturn in the United States economy as well as changes in the global economy. According to Sprint, a number of its suppliers have recently experienced financial challenges. If these suppliers cannot meet their commitments, Sprint states that it would have to use different vendors and this could result in delays, interruptions, or additional expenses associated with the upgrade and expansion of Sprint's networks and the offering of its products and services. If current general economic conditions continue or worsen, the revenues, cash flow, and operating results of Sprint PCS could be adversely affected. Any of these developments could adversely affect our business, financial position or results of operations.

Risks Related to Anti-Takeover Provisions

     Overview of this subsection: Our anti-takeover provisions may permit our board of directors to turn down a proposal that our stockholders would like us to accept.

     Anti-takeover provisions in US Unwired's charter and by-laws will make it difficult for anyone to acquire US Unwired without approval of its board of directors.

     Prior to acquiring IWO, US Unwired had little concern about being acquired against the will of its board of directors because the voting power of its founding family and their related interests, even if not completely united, could prevent an unfriendly acquisition of it. That voting power decreased to about 33% after the IWO acquisition as a result of that acquisition and the amendments to US Unwired's articles of incorporation that converted its class B common stock, which had 10 votes per share, to class A common stock, which has one vote per share. Because of this, US Unwired's board of directors has implemented additional anti-takeover provisions. These anti-takeover provisions, and others, including a "poison pill" that our board of directors may adopt hereafter, may discourage offers to acquire us and may permit our board of directors to choose not to entertain offers to purchase us, even offers that are at a substantial premium to the market price of our stock. Our stockholders may therefore be deprived of opportunities to profit from a sale of control.

Item 6. Exhibits and Reports on Form 8-K

     a. Exhibits

        (a) The following exhibits are filed as part of this report:

     (3)(i) Third Restated Articles of Incorporation of US Unwired Inc. (Incorporated by reference to Exhibit 3.2 of Form 10-Q filed by the Registrant on May 9, 2002)
     3(ii) By-laws of US Unwired Inc. as Amended on March 29, 2002 (Incorporated by reference to Exhibit 3.2 of Form 10-Q filed by the Registrant on May 9, 2002)
     (4)(i)(a) Amended and Restated Agreement Credit Agreement dated March 8, 2002 between US Unwired Inc. and lenders. (Incorporated by reference to Exhibit 4.1 of Form 8-K filed by the Registrant on March 21, 2002)
     (4)(i)(b) Waiver and Amendment dated May 1, 2002 to the Amended and Restated Agreement Credit Agreement dated March 8, 2002 between US Unwired Inc. and lenders. (Incorporated by reference to Exhibit 4.i.b. of Form 10-Q filed by the Registrant on August 14, 2002)
     (4)(i)(c) Second Agreement Regarding Amendments to Loan Documents dated June 6, 2002 between US Unwired Inc. and lenders.
     (4)(i)(d) Supplemental Indenture dated as of March 11, 2002, among Georgia PCS Management, LLC and Georgia PCS Leasing, LLC, both Georgia limited liability companies and subsidiaries of US Unwired Inc., the other Guarantors and State Street Bank and Trust Company, as trustee under the indenture. (Incorporated by reference to Exhibit 4.i.d. of Form 10-Q filed by the Registrant on August 14, 2002)
     (4)(i)(e) Registration Rights Agreement, dated April 1, 2002, by and among Issuer, Northeast Unwired Inc. and IWO Holdings Inc. for certain registration rights of US Unwired common stock (Incorporated by reference to Exhibit 4.i.e. of Form 10-Q filed by the Registrant on August 14, 2002)
     (99) Audited consolidated financial statements of IWO Holdings, Inc. and subsidiaries as of December 31, 2001 and 2000 and for the period January 1, 1999. (Incorporated by reference to Exhibit 99 of Form 8-K filed by the Registrant on April 15, 2002).
     (99.1) Certification by President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

     b.   Reports on Form 8-K

          On August 19, 2002, we filed a Current Report on Form 8-K containing risk factors; unaudited condensed consolidated financial statements of IWO Holdings, Inc. and subsidiaries as of June 30, 2002 and December 31, 2001 and for the three and six months ended June 30, 2002 and 2001; unaudited pro forma condensed consolidated information of US Unwired Inc. for the six months ended June 30, 2002 and for the year ended December 31, 2001; and Section 906 certifications of the Chief Executive Officer and the Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

November 14, 2002                                       US UNWIRED INC.

                                                 By: /s/ Jerry E. Vaughn
                                                 -----------------------------
                                                 Jerry E. Vaughn
                                                 Chief Financial Officer

                                  CERTIFICATION

I, Robert W. Piper, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of US Unwired Inc.:

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 11, 2002                         US Unwired Inc.

                                          By: /s/ Robert W. Piper
                                          --------------------------
                                          Robert W. Piper
                                          President, Chief Executive Officer and
                                          Director (Principal Executive Officer)

                                  CERTIFICATION

I, Jerry E. Vaughn, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of US Unwired Inc.:

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 11, 2002                                US Unwired Inc.

                                                 By: /s/ Jerry E. Vaughn
                                                 ---------------------------
                                                 Jerry E. Vaughn
                                                 Chief Financial Officer