Form 10-K
period 2002-12-31
US UNWIRED INC
filed 2003-03-31
CIK 1024149

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               -----------------

                                   FORM 10-K

                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
               SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For The Fiscal Year Ended December 31, 2002.

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE
   ACT OF 1934.
                        Commission File Number: 022003

                                US UNWIRED INC.
            (Exact name of registrant as specified in its charter)

                               -----------------

                     Louisiana                 72-1457316
                  (State or other
                  jurisdiction of
                 incorporation or           (I.R.S. Employer
                   Organization)         Identification Number)

                                                  70601
                                               (Zip code)

                              901 Lakeshore Drive
                         Lake Charles, Louisiana 70601
                   (Address of principal executive offices)

                                (337) 436-9000
             (Registrant's telephone number, including area code)

                               -----------------

   Securities registered pursuant to Section 12(b) of the Act: None.

   Securities registered pursuant to Section 12(g) of the Act: Class A Common Stock, par value $.01 per share Title of Each Class

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   There were 128,831,535 shares of common stock, $0.01 par value per share, outstanding at March 15, 2003. The aggregate market value of the common equity held by non-affiliates on June 30, 2002 was $250,243,574.

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the US Unwired Inc. Proxy Statement pursuant to Regulation 14A of the Exchange Act for its 2003 annual meeting of shareholders are incorporated by reference.

================================================================================

                                US UNWIRED INC.

                          ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                                                    Page
                                                                                    ----
                                           PART I
ITEM 1.  Business..................................................................   1
ITEM 2.  Properties................................................................  45
ITEM 3.  Legal Proceedings.........................................................  45
ITEM 4.  Submission of Matters to a Vote of Security Holders.......................  45
ITEM 4A. Executive Officers of the Registrant......................................  46

                                          PART II
ITEM 5.  Market For Registrant's Common Equity And Related Stockholder Matters.....  47
ITEM 6.  Selected Financial Data...................................................  48
ITEM 7   Management's Discussion And Analysis Of Financial Condition And Results Of
         Operations................................................................  49
ITEM 7A. Quantitative And Qualitative Disclosures About Market Risk................  67
ITEM 8.  Financial Statements......................................................  67
ITEM 9.  Changes In And Disagreements With Accountants On Accounting And Financial
         Disclosure................................................................  67

                                          PART III
ITEM 10. Directors And Executive Officers Of The Registrant........................  68
ITEM 11. Executive Compensation....................................................  68
ITEM 12. Security Ownership Of Certain Beneficial Owners And Management............  68
ITEM 13. Certain Relationships And Related Transactions............................  68
ITEM 14. Controls and Procedures...................................................  68

                                          PART IV
ITEM 15. Exhibits, Financial Statements, Schedules, and Reports On Form 8-K........  69

Signatures.........................................................................  75
Certification Chief Executive Officer..............................................  76
Certification Chief Financial Officer..............................................  77

Cautionary Note Regarding Forward-Looking Statements

      This report contains forward-looking statements, which are statements about future business strategy, operations and capabilities, construction plans, construction schedules, financial projections, plans and objectives of management, expected actions of third parties and other matters. Forward-looking statements often include words like believes, belief, expects, plans, anticipates, intends, projects, estimates, may, might, would or similar words. Forward-looking statements speak only as of the date of this report. They involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different. In addition to the risk factors described elsewhere, specific factors that might cause such a difference include, but are not limited to (i) our ability to integrate operations and finance future growth opportunities; (ii) our dependence on Sprint PCS; (iii) our ability to expand our Sprint PCS network or to upgrade the Sprint PCS network to accommodate new technologies; (iv) limited operating history in the PCS market and anticipation of future losses; (v) potential fluctuations in operating results; (vi) changes or advances in technology;
(vii) changes in law or government regulation; (viii) competition in the industry and markets in which we operate; (ix) future acquisitions; (x) our ability to attract and retain skilled personnel; (xi) our dependence on contractor and consultant services, network implementation and information technology support; (xii) our potential inability to expand the services and related products we provide in the event of substantial increases in demand in excess of supply for network and handset equipment and related services and products; (xiii) the availability at acceptable terms of sufficient funds to pay for our business plans; (xiv) changes in labor, equipment and capital costs; (xv) any inability to comply with the indentures that govern our senior notes or credit agreements and to obtain any necessary waivers thereunder;
(xvi) changes in management; (xvii) terrorism and war and (xviii) general economic and business conditions.

      You should not rely too heavily on any forward-looking statement. We cannot assure you that our forward-looking statements will prove to be correct. We have no obligation to update or revise publicly any forward-looking statement based on new information, future events or otherwise. For a discussion of some of the factors discussed above as well as additional factors, see "RISK FACTORS" contained in this document.

                                    PART I

ITEM 1.  Business

General

      US Unwired Inc. ("US Unwired") through our wholly owned subsidiaries, we provide wireless personal communication services, commonly referred to as PCS, in eastern Texas, southern Oklahoma, southern Arkansas, the Florida panhandle, southern Tennessee, upstate New York, New Hampshire (other than the Nashua market) and Vermont; significant portions of Louisiana, Alabama, Georgia and Mississippi; and portions of Massachusetts and Pennsylvania. We are a network partner of Sprint PCS, the personal communications services group of Sprint Corporation. Sprint PCS, directly and through network partners like us, provides wireless services in more than 4,000 cities and communities across the country. We have the exclusive right to provide digital PCS services under the Sprint(R) and Sprint PCS(R) brand names in service areas that had approximately
17.6 million residents as of December 31, 2002. Our combined service areas are among the largest in population and subscribers of the Sprint PCS network partners and are contiguous with Sprint PCS's launched markets of Houston, Dallas, Little Rock, New Orleans, Birmingham, Jacksonville, Memphis, Atlanta, New York and Boston.

      At December 31, 2002, we were providing PCS service to approximately 561,200 subscribers and network coverage to approximately 12.6 million residents or 72% out of approximately 17.6 million total residents. The number of residents in our service area does not represent the number of Sprint PCS subscribers that we expect to have in our service area.

      In addition, we provide cellular and paging services in parts of southwest Louisiana. As of December 31, 2002, we had approximately 35,300 cellular and paging subscribers.

Our Background

      Our principal wholly owned subsidiaries through which we conduct operations are Louisiana Unwired, LLC ("Louisiana Unwired"), IWO Holdings, Inc. ("IWO") and Unwired Telecom Corporation ("Unwired Telecom"). Louisiana Unwired and IWO provide PCS telecommunication services, and Unwired Telecom provides cellular and paging telecommunications service.

      On March 8, 2002, we acquired 100% of the ownership interests of Georgia PCS Management, LLC (Georgia PCS). Georgia PCS's service area consists of a total population of approximately 1.4 million residents. The service area of Georgia PCS is adjacent to our existing markets and is also adjacent on the north and the south to Atlanta, where service is provided by Sprint PCS. On April 1, 2002, we acquired 100% of the ownership interest in IWO. IWO's service area consists of a total population of approximately 6.3 million residents and is contiguous with Sprint PCS's markets of New York City and Boston.

Recent Developments

      Our operating and financial results have been adversely affected by (i) a highly competitive wireless market, (ii) further increased penetration of the potential customer universe, (iii) decreases in wireless pricing, (iv) a general weakening of the economy, and (v) challenges in our affiliate relationship with Sprint PCS. These changes have had, and if they continue will have, an adverse impact on our ability to meet future obligations under our highly leveraged capital structure. These changes have also caused us to review our business plans for US Unwired and IWO.

  Changes in the Wireless Market

    . Subscriber growth has declined in the United States due to what we believe is a general decline in the economy. This decline has resulted in lowering overall estimated penetration and possible near market saturation of subscribers whose credit is in good standing. Penetration refers to the percentage of the total population that is estimated to become wireless subscribers.

    . Average monthly revenue per subscriber continues to decline and handset subsidies continue to increase as wireless carriers compete for subscribers by offering increased allotments of minutes and free or reduced price features like wireless web. When the handset is sold below cost, the discount is referred to as a handset subsidy.

    . Churn, or the subscriber turnover rate, continues to increase as subscribers abandon brand loyalty in favor of pricing considerations and as service is offered to people who are considered high risk due to a sub-standard credit rating.

  Our Relationship with Sprint PCS

      We have entered into long-term agreements with Sprint PCS and 2002 was the first full year that Sprint PCS provided services to all of our subscribers such as billing, customer care, cash collections and maintenance of our subscriber accounts receivable balances. We rely on Sprint PCS's system of internal controls to capture information such as subscriber minutes of use, long distance, national sales commissions, the time that our subscribers use the network outside our service area and the time that Sprint PCS and other affiliate subscribers use the network within our service area.

      We also rely on Sprint PCS:

    . For national pricing plans, marketing and advertising. Unless we request from Sprint PCS, and are granted permission, Sprint PCS believes that we are required to participate in the programs offered by Sprint PCS. One such program was designed to attract higher credit risk subscribers that for a period of time waived the normal deposit requirement. We believe that a significant portion of our subscriber turnover, bad debt expense, commission expense and handset subsidies in 2002 was the result of this program.

    . For customer care. This limits our ability to interact with our subscribers and implement programs to reduce subscriber turnover.

    . To manage subscriber fraud. During 2002, Sprint PCS implemented a program that we believe increased the level of customer fraud resulting in increased financial loss to us.

    . For cash collections on our subscriber billing. Sprint PCS is required to remit to us 92% of collected revenue. Because a subscriber billing typically includes revenue that belongs to us and revenue that belongs to Sprint PCS, Sprint PCS developed a formula based on historical information of these relationships to distribute cash collections. As a result of our review of the formula and its application to our collected revenues, we received an adjustment to our collections of $9.4 million in January and February 2003.

      At various times during 2002 Sprint PCS notified us of unanticipated expenses due to a lag between the time the charges have been incurred and the time that Sprint PCS has notified us of the charges. At times, we have been invoiced by Sprint PCS for charges that we believe cannot be charged to us. We review all charges from Sprint PCS and dispute certain of these charges based upon our interpretation of the management agreement and are attempting to work with Sprint PCS to improve the process. We believe that these items have affected our liquidity and our ability to accurately forecast our cash flows from operations.

      Under our agreements with Sprint PCS, we believe that Sprint PCS can change the travel rate within certain limitations that we receive and pay for each Sprint PCS travel minute after December 31, 2002. We received notice from Sprint PCS that the reciprocal travel rate will change for Louisiana Unwired from $0.20 per minute in 2002 to $0.058 per minute in 2003 and for IWO, Texas Unwired and Georgia PCS from $0.10 per minute in 2002 to $0.058 per minute in 2003. While we believe that this reduction is not in accordance with our management agreement with Sprint PCS, we are reviewing our options, but our recourses against Sprint PCS for this reduction may be limited. Currently the fees that we receive from Sprint PCS for Sprint PCS's subscribers using our network exceeds those that we pay to Sprint PCS for our subscribers using Sprint PCS's network. The change in the travel rate will likely decrease the our revenues, expenses and our net travel position, which is the difference between travel revenue and travel expense, increase our net loss and decrease cash flow from operations.

  Our Highly Leveraged Capital Structures

      US Unwired has a senior bank credit facility and senior subordinated discount notes. IWO has senior bank credit facility and senior notes. US Unwired and IWO entered into these prior to the acquisition. Under the terms of these debt instruments, funds available under the US Unwired debt can only be used by US Unwired, and funds available under the IWO debt can only be used by IWO. US Unwired is not obligated for the payment of IWO's debt, and IWO is not obligated for the payment of US Unwired's debt.

  US Unwired Liquidity

      We continue to analyze and update US Unwired's business plan based on constantly changing wireless market conditions and our Sprint PCS relationship. We believe that US Unwired will have sufficient cash to satisfy US Unwired's working capital needs and capital expenditures through 2003.

      As of December 31, 2002, US Unwired had $27.0 million in cash and cash equivalents. At December 31, 2002, we had additional borrowing availability under the US Unwired senior bank credit facility of $75.3 million.

      As of December 31, 2002, US Unwired's indebtedness consisted of $90.0 million related to the US Unwired senior bank credit facility, $315.7 million under the US Unwired senior subordinated discount notes and $11.3 million in capital leases, promissory notes and vendor financing, for a total of $417.0 million. US Unwired is scheduled to make the first of its quarterly installments on the US Unwired senior bank credit facility in June 2003 and to make payments of accrued interest on the US Unwired senior subordinated discount notes in May 2005.

      The current US Unwired business model indicates that we will fail to comply with certain financial covenants of the US Unwired senior bank credit facility in 2003, and we have initiated discussions with our banking group to amend these covenants. However, there can be no assurance that we will be able to successfully negotiate amendments on terms acceptable to the banking group and us. Should acceptable amendments not be made, the banking group may elect to deny us access to the remaining available funds under the US Unwired senior bank credit facility. Under such circumstances, we believe that we will have sufficient cash to fund operations, debt service and capital requirements in 2003 without additional borrowing. The banking group may also elect to accelerate repayment of the US Unwired senior bank credit facility. Under such circumstances, this acceleration will serve to trigger a default in the US Unwired senior subordinated discount notes. Should this occur, both the holders of the US Unwired senior bank credit facility and US Unwired senior subordinated discount notes may demand immediate payment for all outstanding indebtedness, and we would not have sufficient cash to pay the accelerated amount.

      As of the date of this filing, we are unable to express a belief on whether we will have sufficient liquidity in 2004 and beyond, which will depend on a number of factors including changes in the wireless market; results of 2003 operations; our relationships with Sprint PCS, major vendors and our lenders; and acceptable amended terms of the US Unwired senior bank credit facility.

  IWO Liquidity

      We have been unable to develop a business plan for IWO that provides sufficient liquidity in 2003, and we have engaged in discussions with the holders of the IWO senior bank credit facility and the holders of the IWO senior notes regarding restructuring of IWO.

      As of December 31, 2002, IWO had $35.0 million in cash and cash equivalents and $41.2 million in restricted cash. Total availability in revolving loans under our senior bank credit facilities was $25.2 million. As of December 31, 2002, IWO indebtedness consisted of $213.2 million related to the IWO senior bank credit facility and $137.0 million related to the IWO senior notes for a total of $350.2 million. A portion of the original proceeds of the IWO senior notes offering was set aside as restricted cash to make the first six scheduled interest payments on IWO senior notes through January 2004. Repayment of the IWO senior bank credit facility commences in March 2004.

      Although IWO was in compliance with all financial covenants under the IWO senior bank credit facility at December 31, 2002, we believe that IWO will violate certain covenants of the IWO senior bank credit facility in 2003. Moreover, because of the developments in IWO's business referred to above, we believe it is likely the IWO bank group will elect not to make the remaining $25.2 million of our revolving credit facility available to us. Without the remaining $25.2 million, IWO will not have sufficient liquidity through 2003. We are in discussions with the IWO banking group and note holders to arrive at an acceptable restructuring to preserve IWO liquidity. IWO, holders of the IWO senior bank credit facility and holders of the IWO senior notes have all retained advisors to assist in evaluating alternatives for IWO liquidity.

      Without sufficient liquidity, IWO will reduce capital expenditures for network expansion required for compliance under the IWO management agreement. Failure to complete the build-out of the IWO service area will place us in violation of the IWO management agreement. As a result, Sprint PCS could declare IWO in default and take action up to and including termination of the IWO management agreement.

      A default under the IWO senior bank credit facility does not result in IWO being in default under the IWO senior notes. Should IWO be unable to amend the senior bank credit facility or obtain waivers for any violated restricted covenants, the holders of IWO senior bank credit facility can place IWO in default, restrict any remaining future borrowing capacity and accelerate repayment of the senior bank credit facility. Should the holders of IWO senior bank credit facility place us in default and accelerate repayment, that acceleration will serve to trigger a default in the IWO senior notes. Should this occur, both the holders of the IWO senior bank credit facility and the holders of the IWO senior notes may demand immediate payment of all outstanding indebtedness. If the indebtedness is accelerated, IWO does not have sufficient cash to repay its indebtedness. As a result, IWO would be forced to seek protection under bankruptcy.

      Due to restrictions in the US Unwired debt instruments, US Unwired cannot provide any capital or other financial support to IWO. Further, IWO creditors, IWO lenders and IWO note holders cannot place any liens or encumbrances on the assets of US Unwired. Should the holders of the IWO's senior bank credit facility place IWO in default, US Unwired's relationship with IWO may change and several alternatives exist ranging from working for the holders of the senior bank credit facility and the holders of the senior notes as a manager of the IWO territory, subject to the approval by Sprint PCS, to no involvement with IWO at all.

      Due to the indicators of impairment as discussed above, during the fourth quarter of 2002, we engaged a nationally recognized valuation firm to assist us in performing a fair value assessment of goodwill and other long-lived assets of US Unwired and IWO. Based on the results of these impairment analyses, we recorded impairment charges totaling $402.5 million for the impairment of goodwill and an intangible asset that resulted from the acquisition of IWO. This is further discussed in Note 3 in our consolidated financials statements that are included in this filing.

      Considering the expected covenant violations in 2003 and the actions that may result from such covenant violations and the operating losses incurred to date, there is substantial doubt about IWO's ability to continue as a going concern.

Our Business Strategy

      We have already identified and undertaken several initiatives that we believe will help us meet our operational and financial objectives and move us toward our goal of profitability and positive cash flow for US Unwired and enhance liquidity at IWO. The following represents some of our key strategic initiatives for 2003:

      We must reduce our customer turnover or churn rate:

    . In 2002, we opted out of Sprint PCS's program that attracted higher credit risk subscribers, and we will request not to participate in any Sprint PCS programs where our analysis indicates adversely impacted levels of customer turnover or unsatisfactory economic returns.

    . We have restructured our sales employees' programs to pay higher commissions on subscribers with better credit ratings.

    . We have revised our local agent commission structure. We no longer offer handset discounts to our local agents and instead pay higher commissions for subscribers with good credit ratings. We are also canceling agreements with local agents that continue to target higher risk subscribers or provide low economic value.

    . We have reintroduced our pre-pay program, which requires advance payment for minutes of use. We believe that this program offers higher credit risk subscribers a less stressful environment in which to subscribe to our service. We believe that there is a lower susceptibility for this credit class of subscribers to churn than with a post-pay program, and this service allows these subscribers to better manage their expenditures for the service provided.

    . We now supplement Sprint PCS's customer service function with our own staff that focuses on subscriber retention.

      We must continue to focus on cash flow:

    . The build out of our markets is complete, except for certain IWO markets. For US Unwired, we are continuing to limit our capital expenditures to: (1) required technical upgrades of existing equipment, and (2) only adding additional cell site coverage in areas that will produce positive cash returns as a result of either new subscriber growth or decreases in subscriber turnover.

    . We intend to divest certain non-revenue producing properties and, depending on market conditions, will divest most of the remaining cell site towers that we own.

    . We have already taken steps to reduce our work force. This included reductions in our corporate overhead as a result of the IWO and Georgia PCS integrations and other additional headcount reductions to reduce overall expenses.

    . We have undertaken a corporate wide evaluation of expenses. This includes the consolidation of functions, divesting of unused and under utilized facilities, renegotiation of vendor contracts, extension of vendor payment terms and other cost cutting measures.

    . We have begun an evaluation of our markets and are reducing sales staffing levels and closing retail outlets and other distribution points that do not meet our minimum internal rates of returns.

      We must improve our relationship with Sprint PCS:

      We believe that our ability to market ourselves as Sprint PCS creates value. We believe that Sprint PCS's brand name recognition, national advertising programs and national coverage helps us attract and grow our subscribers. We also believe that the Sprint PCS affiliate program is important to Sprint PCS.

    . We must continue to work with Sprint PCS to improve the timeliness and accuracy of information processed by Sprint PCS on our behalf.

    . We must continue to work with Sprint PCS to provide more detailed information to improve our business decisions relative to our subscribers and our service area.

    . We must ensure that Sprint PCS provides us with the same advantages that Sprint PCS has from its nationally negotiated contracts to help us to reduce our expenses.

    . We must ensure that products/programs that Sprint PCS develops meet our minimum acceptable return requirements.

      While we believe that these initiatives will be sufficient, we cannot state with certainty that these initiatives will result in our ability to sustain operations beyond or even to the end of 2003, given the information as discussed above regarding our indebtedness.

Our Affiliation with Sprint PCS

      Sprint PCS has adopted a strategy to extend its 100% digital, 100% PCS network by entering into agreements with independent wireless companies such as us, which we refer to as affiliates, to construct and manage Sprint PCS markets and market Sprint PCS services. Through these affiliations, Sprint PCS services are available in key cities contiguous to current and future Sprint PCS markets. The Sprint PCS network uses code division multiple access, or CDMA, technology nationwide.

      Under our agreements with Sprint PCS, we market Sprint PCS products and services in our service area using licenses that Sprint PCS acquired from the FCC in 1994 and 1996. We are the only provider of Sprint PCS products and services in our service area. Some key points about these agreements are:

    . Each agreement lasts up to 50 years with an initial period of 20 years and three successive 10-year renewal periods.

    . Each agreement requires revenue sharing of 8% to Sprint PCS and 92% to US Unwired, except that US Unwired retains 100% of the revenues from non-US Unwired Sprint PCS subscribers traveling in our service area, merchandise sales and other revenues as defined in the Sprint PCS Management Agreement.

    . If we terminate or breach the agreements, we may be required to sell our PCS business and network to Sprint PCS or to purchase the Sprint PCS licenses from Sprint PCS.

    . If Sprint PCS terminates or breaches the agreements, we may be able to sell our PCS business and network to Sprint PCS or to purchase the Sprint PCS licenses from Sprint PCS.

      We believe that our service area is important to the Sprint PCS network. To date, Sprint PCS has made considerable investments in the licenses covering our service area.

Our Service Area

      Our Sprint PCS service area includes all or portions of 68 markets spanning over 237,000 square miles with a population of approximately 17.6 million people in eastern Texas, southern Oklahoma, southern Arkansas, the Florida panhandle, southern Tennessee, upstate New York, New Hampshire (other than the Nashua market) and Vermont; significant portions of Louisiana, Alabama, Georgia and Mississippi; and portions of Massachusetts and Pennsylvania as a network partner of Sprint PCS. The number of residents in our service area does not represent the number of Sprint PCS subscribers that we expect to have in our service area.

PCS Services and Features

      We offer Sprint PCS products and services in our service area. Our products and services are designed to mirror those of Sprint PCS and to be a part of the Sprint PCS nationwide network. Sprint PCS subscribers in our service area may use Sprint PCS services throughout our contiguous markets and seamlessly throughout the Sprint network.

      We support Sprint PCS's newest technology, PCS Vision(TM), throughout our service area. PCS Vision(TM) allows subscribers that purchase handsets with the appropriate features the ability to access the Internet, receive and send email, download pictures and sounds, and take digital pictures either with a built-in or attachable camera.

      We offer Code Division Multiple Access (CDMA) handsets that weigh 2.7 to
7.0 ounces and can offer up to 16 days of standby time and up to 3.8 hours of talk time. Many of these models are dual-mode handsets that allow subscribers to make and receive calls on both PCS and cellular frequency bands. All handsets are equipped with preprogrammed features and are sold under the Sprint PCS brand name.

      We provide roaming service to both Sprint PCS subscribers that are traveling through our service area as well as non-Sprint subscribers traveling through our service area. Sprint PCS and other affiliates provide a similar service to our subscribers traveling outside of our market area. Roaming allows a person to make a phone call outside the service are where they purchased the service.

PCS Marketing Strategy

      We benefit from the recognizable Sprint PCS brand names and logos and from Sprint PCS's technological developments. We enhance the national effort with local marketing managers and coordinators who develop strategies specifically tailored to our local markets. They assist the sales force in driving traffic to the stores through promotions, contests and community relations programs and assist the outside sales force in targeting business sales.

  Pricing

      We use the Sprint PCS pricing strategy to offer our subscribers a menu of service plans typically structured with monthly recurring charges, large local calling areas, bundles of minutes and options and features such as voicemail, enhanced caller identification, call waiting, three-way calling and wireless web. In order to meet the competitive needs of our specific local markets, we occasionally alter Sprint PCS's pricing plans. In addition, we offer a pre-paid service called Chat Pak in certain markets where we believe that it will provide a competitive advantage.

  Advertising

      We capitalize on the Sprint PCS name and reputation to attract subscribers. We benefit from Sprint PCS's national advertising campaign at no additional cost. Sprint PCS also runs numerous promotional campaigns that provide subscribers with benefits such as additional features at the same rate or free ancillary services. We direct our media and promotional efforts at the community level by advertising Sprint PCS's products and services through radio, print, outdoor, billing inserts, direct mail and promotional displays in our retail stores.

  Sponsorships

      Sprint PCS sponsors numerous national and regional events. These sponsorships provide Sprint PCS with brand name and product awareness. Our regional marketing teams sponsor local events, teams and projects to increase consumer awareness of the Sprint PCS brand in the local community and to provide occasions to develop positive community relationships in our markets.

Sales and Distribution

      We target a broad range of consumer and business markets through a sales and distribution plan. We use traditional sales channels, like our retail stores, mass merchandisers and other national retail outlets, independent agents and an outside sales force. We also use lower-cost methods like direct marketing and a corporate website.

  Retail stores

      We have 61 PCS retail outlets. Our PCS retail outlets are located in principal retail districts in each market, designed in accordance with Sprint PCS specifications and branded as Sprint PCS stores. We have 10 cellular retail outlets. We use our stores for the distribution and sale of our handsets and services. Sales representatives in these outlets receive in-depth training that allows them to explain our service in an informed manner. We believe that these representatives foster effective and enduring customer relationships.

  Mass merchandisers and outlets

      We target subscribers through our mass-market retail outlets. We have negotiated distribution agreements based on Sprint PCS's arrangements with national and regional mass merchandisers and consumer electronic retailers, including Radio Shack, Wal-Mart, Best Buy and Office Depot and have a presence in over 800 national retail outlet locations in our market area.

  Independent agents.

      We have a contracted network of independent agents with over 400 outlets that creates additional opportunities for local distribution. Most of these businesses are family-owned consumer electronics dealers and wireless telecommunication retailers.

  Other Sprint PCS initiatives.

      We participate in Sprint PCS's national accounts program, which targets Fortune 1000 companies, take advantage of Sprint PCS's inbound telemarketing sales program and Sprint PCS's internet site that allows subscribers in our service area who purchase products and services over the Sprint PCS internet site become subscribers of our PCS network.

      No single manufacturer has accounted for more than 10% of our sales in the current reporting period or in the past three years.

Cellular and Paging Services

      We provide cellular and paging service in southwest Louisiana. At December 31, 2002, we had approximately 35,300 cellular and paging subscribers. We expect our cellular and paging services to continue to decline as these subscribers continue to migrate to newer technologies.

Suppliers and Equipment Vendors

      We do not manufacture any of the handsets that we use in our operations. We purchase our handsets directly from Sprint PCS and our accessories from certain other third party vendors.

Competition

      We face significant competition in our service area from a number of competitors. There are five other national mobile telephony operators that offer service in at least some portion of our service area--AT&T Wireless, Verizon, Cingular, Nextel and T-Mobile. In addition, there are many local and regional carriers that offer PCS and cellular services in our service area. According to the FCC's Seventh Annual Commercial Mobile Services Competition ("CDMR") Report, released July 3, 2002, "...268 million people, or 94% of the total population, have three or more different operators offering mobile telephone service in the counties in which they live."

      This competition has resulted in higher subscriber turnover as wireless users move between carriers with more frequency than experienced in prior years. In order to attract new subscribers, we have offered steeper discounts on handsets and more generous service plans that include more minutes and/or more anytime time minutes and other ancillary enhancements such as free long distance. Based upon increased competition, we anticipate that market prices for two-way wireless services will continue to decline in the future. We compete to attract and retain subscribers principally on the basis of services and features, the size and location of our service areas, network coverage and reliability, customer care and pricing. Our ability to compete successfully depends, in part, on our ability to anticipate and respond to various competitive factors affecting the industry, including new services that may be introduced, changes in consumer preferences, demographic trends, economic conditions and discount pricing strategies by competitors.

      We believe that our ability to compete effectively with other PCS providers will depend on:

    . the continued expansion and improvement of the Sprint PCS network, customer care system and telephone handset options.

    . the continued success of CDMA technology in providing better call quality and clarity than other systems.

    . our competitive pricing with various options suiting individual subscribers calling needs.

      The main wireless technologies used in the United States are: Code Division Multiple Access ("CDMA"), Global System Mobile Communications ("GSM") and Time Division Multiple Access ("TDMA").

      Sprint PCS has chosen CDMA technology, which we believe offers significant advantages in the marketplace.

      CDMA offers superior call quality and clarity. CDMA also offers the highest capacity of the three standards. This means that more simultaneous calls can be handled on a CDMA network than on equivalent TDMA or GSM networks. CDMA also offers a high level of security, giving subscribers confidence that their calls remain private. CDMA offers many advanced features such as short text messaging, Internet access, call waiting, call forwarding and three way calling. Several providers in the United States, including Sprint PCS, T-Mobile and Verizon use CDMA technology.

      TDMA is generally less expensive to deploy if a carrier seeks to overlay an analog network, like a cellular carrier would be required to do. TDMA also offers increased call security and advanced features like those available on a CDMA network. Several providers in the United States, including AT&T and Cingular use TDMA but have announced intentions to overlay their existing TDMA networks with GSM technology.

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

      We do not currently face significant competition from resellers on our facilities. A reseller buys blocks of wireless telephone numbers and capacity from a licensed carrier and resells service through its own distribution network to the public but does not hold FCC licenses or own facilities. Thus, a reseller is both a customer of a wireless licensee's services and also a competitor of that and other licensees. We expect to continue to be subject to the FCC rule that requires cellular and PCS licensees to permit resale of carrier service.

      We have experienced significant competition in our cellular markets from digital technologies that has resulted in an erosion of our cellular and paging customer base. We anticipate that this trend will continue.

Network Operations

      We have completed the initial network build out plan for all of our markets, except for certain IWO markets. The Sprint PCS Management Agreement requires us to provide network coverage to 65% of the resident population in our service area.

      We have met this requirement in all of our service areas except for IWO's service area, and we cannot state with certainty that we will have sufficient liquidity to complete our build-out in our IWO service area. Should we be unable to complete the IWO build-out, Sprint PCS has the right to place the IWO Sprint PCS management agreement in default and take actions up to and including termination of the IWO Sprint PCS Management Agreement.

      We believe that our inability to complete the build-out of our IWO service area will have no effect on the our non-IWO service area. In our non-IWO service area, we are continuing to expand our service by selectively by upgrading network equipment and adding cell sites in only certain markets that we believe will help us provide increased subscriber growth or enhanced coverage that we believe will reduce subscriber turnover.

  Cell sites

      Our preference is to selectively add cell sites through co-location, which is leasing available space on a tower or cell site owned by another company. When we co-locate, we generally have lower construction costs, and it is likely that any zoning difficulties have been resolved. As of December 31, 2002, we had 1,796 PCS cell sites, of which approximately 94% were co-locations and 6% owned with network coverage of approximately 12.6 million residents out of approximately 17.6 million total residents. The number of people in our service area does not represent the number of Sprint PCS subscribers that we expect to have in our service area.

  Microwave relocation

      Fixed microwave operators previously used the frequencies that are now allocated for PCS licenses. The FCC has established procedures for PCS licensees to relocate these existing microwave paths, generally at the PCS licensee's expense. With Sprint PCS's assistance, we have relocated all microwave paths for the PCS licenses that we own.

  Switching centers

      We own or lease property for our eight switching centers for our service area. These centers are located in Albany, New York, Shreveport, Louisiana, Macon, Georgia, Jackson, Mississippi and Montgomery, Alabama. Each switching center serves several purposes, including subscriber validation, call routing, managing call hand off and managing access to landlines and access to Sprint PCS national platforms.

  Interconnection

      We connect our digital PCS network to the landline telephone system through interconnection agreements with local exchange carriers. Before entering the Sprint PCS agreements, we entered into interconnection agreements with BellSouth. Through our agreements with Sprint PCS, we benefit from the interconnection agreements that Sprint PCS negotiates.

  Network monitoring systems

      We use Sprint PCS's Network Operations Control to provide monitoring and maintenance of our entire network, including the constant monitoring for blocked or dropped calls, call clarity and signs of tampering, cloning or fraud, the recording of network traffic statistics and the overseeing of customer usage, data collected at switch facilities and billing.

Government Regulation

      The FCC and other federal, state and local regulatory agencies regulate our PCS and cellular systems.

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

      The FCC regulates the terms under which ancillary services may be provided through cellular facilities.

      We use landline facilities to connect cell sites and to link them to the main switching office. The FCC separately licenses and regulates these landlines.

      Other regulatory requirements. The Communications Act preempts state and local regulation of the entry of, or the rates charged by, any provider of private mobile radio service or of commercial mobile radio service ("CMRS"), which includes PCS and cellular service. The FCC does not regulate CMRS or private mobile radio service rates. However, CMRS providers are common carriers and are required under the Communications Act to offer their services to the public without unreasonable discrimination.

      The FCC imposes additional regulatory requirements on all CMRS, operators, which include PCS and cellular systems as well as some specialized mobile radio systems. These requirements may change. Some of the current requirements include:

    . Roaming. CMRS carriers must provide service to all subscribers of a compatible CMRS service in another geographic region.

    . Number portability. CMRS carriers will soon be required to allow their subscribers to take their phone numbers with them if they change to a competitive service and must now be able to deliver calls to carried numbers.

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

    . Tower Construction, Marking and Lighting. The FCC and FAA regulate the location, height, and marking of proposed towers.

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

      State and Local Regulation. State governments can regulate other terms and conditions of wireless service and several states have imposed, or have proposed legislation that will impose, various consumer protection regulations on the wireless industry. States also may impose their own universal service support regimes on wireless carriers, similar to the requirements that have been established by the FCC. At the local level, wireless facilities typically are subject to zoning and land use regulation, although the Communications Act preempts both state and local governments from categorically prohibiting the construction of wireless facilities in any community or unreasonably discriminating against a carrier. Numerous state and local jurisdictions have considered imposing conditions on a driver's use of wireless technology while operating a motor vehicle, and a few have actually done so.

      Foreign ownership. The Communications Act of 1934 limits the non-U.S. ownership of licensees. If foreign ownership exceeds the permitted level, the FCC may revoke the PCS licenses or require an ownership restructuring.

      Additional spectrum. From time to time, the FCC conducts auctions of additional spectrum. We have no way of knowing whether the new spectrum in our service area will be used to compete with our PCS systems.

      Intellectual Property. The Sprint(R) and Sprint PCS(R) brand names and logos are registered service marks owned by Sprint. We have license agreements with Sprint that allow us to use, without payment and only in our service area, the Sprint design logo and diamond symbol and other Sprint service marks, like Vision(TM). We can use some of Sprint's licensed marks on some wireless telephone handsets. The license agreements have many restrictions on our use of their licensed marks. We are the only person entitled to market Sprint PCS products and services in our service area, except for the Sprint PCS national marketing programs.

Employees

      As of December 31, 2002, we had approximately 1,100 employees. No union represents our employees. We believe that we have good relations with our employees.

Seasonality

      Like the wireless communications industry in general, our subscribers increase in the fourth quarter due to the holiday season. A greater number of phones sold at holiday promotional prices increases our losses on merchandise sales. Our sales and marketing expenses increase also with holiday promotional activities. We generally have the most use and revenue per subscriber in the summer because of an increase in revenues from fees charged to non-US Unwired, non-Sprint PCS subscribers who use our network while traveling in our service area. We believe that the increased traffic in our service area comes from people traveling during summer vacation. We expect these trends to continue based on historical operating results.

                                 RISK FACTORS

      OUR SECURITY HOLDERS AND PERSONS WHO ARE CONSIDERING AN INVESTMENT IN OUR SECURITIES SHOULD CAREFULLY CONSIDER THESE RISK FACTORS, IN ADDITION TO THE FACTORS DESCRIBED ELSEWHERE.

      The risk factors described below are qualified and supplemented in their entirety by the discussions in Item 1 of this annual report (Business) under the caption "Recent Developments" and in Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) under the captions "Overview" and "Liquidity and Capital Resources." These items contain important disclosures related to our and IWO Holdings, Inc.'s current liquidity, debt, relationship with Sprint PCS and constraints on our business in the current environment. An adequate understanding of near term risks facing us requires consideration of the referenced discussions.

Introduction

      In this section, "we" and "our" and the noun "combined company" refer collectively to US Unwired and all of its subsidiaries. We use "US Unwired" to refer just to our parent company without reference to its subsidiaries. "LA Unwired" refers collectively to our subsidiaries Louisiana Unwired, LLC, Texas Unwired general partnership, and Georgia PCS Management, L.L.C., unless the context of the reference indicates otherwise.

      An extremely brief overview introduces each of the subsections below. We think the overview captures the gist of the subsection, but it is not a substitute for reading the entire subsection.

Risks Related to Our Stock Price

      Overview of this subsection:

            Overview of this subsection: Our stock price has not been stable. Many additional shares have become freely tradable in the public market. This may cause our stock price to continue to fall. Nasdaq has notified us that unless the bid price of our common stock closes at at least $1.00 for ten consecutive trading days by April 29, 2003, our common stock will be subject to delisting from the Nasdaq National Market. We also do not meet Nasdaq's requirements for continued listing related to stockholders' equity and market value of publicly held shares.

      The stock price of US Unwired may continue to be volatile. Even if our stock is not delisted, the market price of our common stock could be subject to wide fluctuations in response to factors such as the following, some of which are beyond our control:

    .   quarterly variations in our operating results;

    . operating results that vary from the expectations of securities analysts and investors;

    . changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;

    . changes in our relationship and that of other Sprint PCS affiliates with Sprint PCS;

    . announcements by Sprint PCS or Sprint PCS affiliates concerning developments or changes in its business, financial condition or results of operations, or in its expectations as to future financial performance;

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

      The number of shares of our common stock that is freely tradable in the public market increased substantially on November 22, 2002, and has continued to increase thereafter. Sales of unusually large numbers of shares of our common stock in the public market, or the perception that such sales could occur, could further depress our stock price. We issued approximately 44,400,000 additional shares of our common stock when we acquired Georgia PCS and IWO in March and April 2002 through two mergers, and we agreed to issue about another 6,900,000 shares upon the exercise of warrants and options that we assumed from IWO. Prior to November 22, 2002, most of these shares were not freely tradable in the public market because of the combined effect of restrictions under federal securities laws and of agreements, called lock up agreements that we obtained from the holders not to sell shares before specified dates. The restrictions imposed by federal securities laws on sales of these shares terminated on November 22, 2002, which was the effective date of the registration statement that we were required to file to register certain of those shares for resale. On March 28, 2003, all remaining shares that were then still subject to the lock up agreements, equal to about 1,080,000 shares became freely tradable.

      We have asserted claims against 1,000,000 shares held in escrow as permitted under our Georgia PCS acquisition agreement, and those shares continue to be held in escrow. The market price of our common stock could be depressed if the holders of shares that have become freely tradable sell them or if the market perceives that they intend to sell them. We cannot predict whether future sales of our common stock or the availability of our common stock for sale will adversely affect the market price for our common stock.

      We rely on Sprint PCS for a substantial amount of our financial information. If that information is not accurate, the investment community could lose confidence in us. Under our agreements with Sprint PCS, it performs our billing, manages our accounts receivable and provides a substantial amount of financial data about our accounts. We use that information to calculate our financial results and to prepare our financial statements. If we later find errors in that information, we may be required to restate our financial statements. If that occurs with respect to us or any other Sprint PCS affiliate, investors and securities analysts may lose confidence in us. In fact, we and Sprint PCS have discovered billing and other errors or inaccuracies that could be material to us. If we are required to make adjustments to our financial statements as a result of these inaccuracies that could negatively affect the investment community's perception of us. For more information about these inaccuracies, please see the section of these Risk Factors entitled "Risks Particular to the Combined Company's Relationship with Sprint PCS."

      We have received notice from Nasdaq that unless the price of our common stock improves, it will be subject to delisting from the Nasdaq National Market. Our common stock is listed on the Nasdaq National Market. The closing bid price of our stock has remained below the minimum $1.00 bid price required by Nasdaq for some time. Nasdaq previously advised us that we had until January 29, 2003 to regain compliance with minimum requirement. Under new rules recently adopted by Nasdaq, however, the bid price of our common stock must close at $1.00 or more for ten consecutive trading days by April 29, 2003. If that does not happen, our common stock will be subject to delisting from the Nasdaq National Market. We have already asked Nasdaq to hold a hearing to consider any determination by the Nasdaq staff after April 29, 2003 that our stock is subject to delisting. If such a hearing is necessary, we will ask the hearing panel to grant us an additional six months in which to comply with the bid price requirement. There can be no assurance that the panel will grant any such request. We also currently do not meet Nasdaq's requirements for continued listing related to our stockholders' equity and market value of publicly held shares, and Nasdaq may determine that our common stock is also subject to delisting because of our failure to meet those requirements in addition to the bid price requirement. If we cannot maintain our listing on the Nasdaq National Market, we will consider alternatives.

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

Risks Related to the Combined Company's Business, Strategy and Operations

  Overview of this subsection:

      None of our PCS operating subsidiaries has ever operated profitably or achieved consistent positive cash flow. If that doesn't change, we will not have enough cash to run our business, as more fully discussed in the Management's Discussion section of this report. Timely expansion or completion of the PCS networks of our operating subsidiaries is a key to our success, but we face numerous challenges in doing that. Revenues we receive from travelers in our territories likely will not meet our expectations.

      Our PCS operating subsidiaries have not yet operated their PCS businesses profitably or achieved consistent positive cash flow. We expect to continue to incur significant operating losses and to continue to generate negative cash flow while we complete and/or expand our PCS networks and build our customer base. Our ultimate profitability will depend upon many factors, including our ability to market our services successfully and operate our networks efficiently, in addition to numerous other factors that are described in this "Risk Factors" section. If we fail to achieve at least positive cash flow within a reasonable period of time, we may not be able to service our debt and an investment in our securities may not have much value.

      If we do not successfully manage the operations and expected growth of the combined company following the mergers, our operating performance may be adversely impacted. Our PCS operating subsidiaries have limited operating histories as Sprint PCS affiliates. Louisiana Unwired began operations as a Sprint PCS affiliate on June 8, 1998. IWO began operations as a Sprint PCS affiliate on January 5, 2000. Texas Unwired began operations as a Sprint PCS affiliate on January 7, 2000. Georgia PCS began operations as a Sprint PCS affiliate on June 8, 1998. The combined company's ability to achieve and sustain operating profitability will depend upon many factors, including our PCS operating subsidiaries' abilities to effectively market Sprint PCS services and manage customer turnover rates in their respective markets. In addition, a key factor the combined company's operational performance will depend upon is our ability to manage growth of the combined company through the expansion or completion of IWO's network build-out and through implementing the combined company's best practices to increase market penetration in our current and future markets. Market penetration means the number of people in our PCS operating subsidiaries' markets who use our Sprint PCS services. To be successful, our PCS operating subsidiaries will require continued development, construction, testing, deployment and operation of their respective networks. These activities are expected to place demands on our managerial, operational and financial resources.

      The failure of any of our PCS operating subsidiaries to timely expand or complete the build-out of its network, or to obtain the equipment needed for completion on a timely basis, may result in a decrease in the number of expected new PCS subscribers and adversely affect its and the combined company's results of operations or, in the case of IWO, result in a breach of its agreements with Sprint PCS or, in the case of LA Unwired, result in the loss of the FCC licenses that it owns. LA Unwired has completed the network build-out that is required by its agreements with Sprint PCS. Nevertheless, we may decide from time to time to build out additional portions of its markets to increase the population that is covered by its Sprint PCS service or we may acquire additional territory to be built out by acquiring additional markets from Sprint PCS or by acquiring other Sprint PCS network partners that have not completed their build-out requirements. IWO has not yet completed its required build-out and it is unlikely that it will have sufficient cash to do so. Because of US Unwired's and IWO's separate capital structures, we have been unable to develop a business plan for IWO that provides sufficient liquidity in 2003 without making significant operational changes that may adversely affect ongoing operations and eliminate most or all of IWO's capital expenditures, some of which are related to the completion of the build-out of the IWO service area. Failure to complete the build-out of the IWO service area may place IWO in default of its Sprint PCS Management Agreement, and Sprint PCS may take actions up to and including termination of the Management Agreement.

      In order to expand or complete network build-outs, our PCS operating subsidiaries must successfully lease or otherwise retain rights to a sufficient number of radio communications and network control sites, complete the purchase and installation of equipment, build-out the physical infrastructure and test the network. The applicable company must also meet all requirements of its agreements with Sprint PCS and all FCC requirements. One of these FCC requirements is that our networks not interfere with microwave radio systems. Compliance with that requirement could delay or impede expansion or build-out of our networks. Regulatory changes, engineering design changes and required technological upgrades could affect the number and location of our PCS operating subsidiaries' towers as well as their ability to obtain sufficient rights to meet their network build-out expansion goals or requirements. Some of the radio communications and network control sites required for IWO to complete its required build-out are likely to require zoning variances or other local governmental or third party approvals. The local governmental authorities in various locations in IWO's markets have, at times, placed moratoriums on the construction of additional cell sites. Any failure by IWO to complete its network build-out on a timely basis may limit its network capacity and/or reduce the number of its expected new PCS subscribers, either of which could adversely affect our or IWO's results of operations and financial condition or result in IWO's breach of its agreements with Sprint PCS. Any failure by LA Unwired to expand its network on a timely basis may limit its network capacity and/or reduce the number of its expected new PCS subscribers, either of which could adversely affect our results of operations and financial condition or result in a loss of LA Unwired's licenses.

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

      We obtain most of our network equipment from two suppliers. This equipment is not interchangeable, and we would be materially adversely affected if we could not obtain this network equipment timely or at all. Our PCS networks are either Lucent networks, meaning that the network equipment is supplied by Lucent, or Nortel networks, meaning that the network equipment is supplied by Nortel. If additional equipment is needed for expansion or repair of a network, it must come from Lucent, if the network is a Lucent network, or Nortel, if the network is a Nortel network, for compatibility with our existing network equipment. If either of these suppliers should cease or delay to supply its equipment, we would be prevented or delayed in expanding or repairing the affected network or completing the IWO build-out.

      Any inability to expand our networks, or to keep them repaired or to complete the IWO build-out, could have a material adverse effect on us.

      Our territory has limited amounts of licensed spectrum, which may adversely affect the quality of our service and our results of operations. LA Unwired and Sprint PCS have licenses covering 10 to 40 MHz of spectrum in LA Unwired's territory. Sprint PCS has licenses covering 30 MHz of spectrum throughout IWO's territory and licenses covering 10 MHz in our other territories. In the future, as the number of subscribers in our territories increases, this limited amount of licensed spectrum may not be able to accommodate increases in call volume, may lead to increased dropped or blocked calls and may limit our ability to offer enhanced services, all of which could result in increased customer turnover and adversely affect the combined company's results of operations and financial condition.

      If any of our PCS operating subsidiaries loses the right to install its equipment on wireless towers or is unable to renew expiring leases for wireless towers on favorable terms or at all, our business and results of operations could be adversely impacted and we may not comply with our agreements with Sprint PCS. Substantially all of the cell sites of our PCS operating subsidiaries are installed on leased tower facilities that are shared with one or more other wireless service providers. In addition, a large portion of these leased tower sites are owned by a few tower companies. If a master agreement with one of these tower companies were to terminate, or if one of these tower companies were unable to support use of its tower sites by any of our PCS operating subsidiaries, the affected subsidiaries would have to find new sites or may be required to rebuild the affected portion of their networks. In addition, the concentration of our PCS operating subsidiaries' cell sites with a few tower companies could adversely affect our results of operations and financial condition if any of our PCS operating subsidiaries is unable to renew its expiring leases with these tower companies on favorable terms or at all. If any of the tower leasing companies that we do business with should experience severe financial difficulties, or file for bankruptcy protection, our ability to use our towers could be adversely affected. That, in turn, would adversely affect our revenues and financial condition if a material number of towers were involved and may result in non-compliance with our Sprint PCS management agreements.

      The loss of the officers and skilled employees upon whom we depend to operate our business or the inability to attract additional personnel for the combined company's growth could adversely affect the combined company's results of operations. The combined company's business is managed by a small number of executive officers. We believe that our future success will depend in part on our continued ability to retain these executive officers and to attract and retain highly qualified technical and management personnel for the combined company. We may not be successful in retaining key personnel or in attracting and retaining other highly qualified technical and management personnel. We do not maintain policies of life insurance on our key executives. In addition, we grant stock options as a method of attracting and retaining employees, to motivate performance and to align the interests of management with those of our stockholders. Due to the decline in the trading price of our common stock, the stock options held by our employees have an exercise price that is higher than the current trading price of our common stock, and therefore these stock options may not be effective in helping us to retain valuable employees.

      Expanding LA Unwired's or IWO's territory may have a material adverse effect on its business and reduce the market value of our securities. As part of LA Unwired's and IWO's continuing operating strategy, it may expand its territory through the grant of additional markets from Sprint PCS or through acquisitions of other Sprint PCS network partners. These transactions may require the approval of Sprint PCS and commonly involve a number of risks, including the:

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

    . inability to maintain uniform standards, controls, procedures and policies; and

    .   impairment of relationships with employees, subscribers or vendors.

      Failure to overcome these risks or any other problems encountered in these transactions could have a material adverse effect on the combined company's business. In connection with these transactions, US Unwired may issue additional equity securities, and we may incur additional debt or incur significant amortization expenses related to certain intangible assets connected with a newly acquired Sprint PCS management agreement or a newly acquired subscriber base.

      Our service area will be threatened by bad weather, including hurricanes and severe winter weather, which could cause interruptions in service resulting in increased expenses and reduced operating results. Much of LA Unwired's service area is on or near the Gulf of Mexico or the Atlantic Ocean and could be damaged by bad weather like hurricanes and excessive rain. In addition, the IWO service area could be adversely affected by severe winter storms. We may face service interruptions for indefinite periods if a major hurricane or winter storm strikes one or more of our service areas, resulting in increased expenses and reduced operating results.

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

      IWO's projected build-out plan and LA Unwired's completed build-out do not cover all of their territories, which could make it difficult to maintain profitable customer bases. As of December 31, 2002, LA Unwired covered approximately 71% of the resident population in its territory and IWO covered 73% of residents in its territory. IWO's projected build-out plan and LA Unwired's build-out do not cover all their service areas. The coverage may not adequately serve the needs of the potential subscribers in the respective territories or attract enough subscribers to operate our business successfully. To correct this potential problem, LA Unwired or IWO may have to cover a greater percentage of its territory than anticipated, which it may not have the financial resources to complete or may be unable to do profitably.

      We will not receive as much Sprint PCS net travel, or roaming, revenue as
we anticipated.   We are paid a fee from Sprint PCS for every minute that a
Sprint PCS subscriber based outside of our markets uses the Sprint PCS network in our markets. Similarly, we pay a fee to Sprint PCS for every minute that a Sprint PCS subscriber based in our markets uses the Sprint PCS network outside our markets. Sprint PCS subscribers from our markets may spend more time in other Sprint PCS coverage areas than we anticipate and Sprint PCS subscribers from outside our markets may spend less time in our markets or may use our services less than we anticipate. As a result, we may receive less Sprint PCS travel revenue than we anticipate or we may have to pay more Sprint PCS travel fees than the travel revenue we collect.

      Under our agreements with Sprint PCS, we believe that Sprint PCS can change the fee within certain limitations, called the travel rate that we receive and pay for each Sprint PCS travel minute. Sprint PCS has notified us that the reciprocal travel rate has changed for Louisiana Unwired from $0.20 per minute in 2002 to $0.058 per minute in 2003 and for IWO and Texas Unwired from $0.10 per minute in 2002 to $0.058 per minute in 2003. While we believe this reduction is not in accordance with our agreements with Sprint PCS, we are reviewing our options, but our recourse against Sprint PCS for this reduction may be limited. Currently the revenues we receive for subscribers of Sprint PCS and its other network partners using our networks exceed the expenses that we pay for our subscribers using their networks. The change in the travel rate will materially decrease our revenues, expenses and our net travel position, which is the difference between travel revenue and travel expense, and will materially decrease our cash flow from operations and our earnings before interest, taxes, depreciation and amortization, or EBITDA.

      Sprint PCS's roaming arrangements may not be competitive with other wireless service providers, which may restrict our ability to attract and retain subscribers and create other risks for us. We rely on Sprint PCS's roaming arrangements with other wireless service providers for coverage in some areas where Sprint PCS service is not yet available. The risks related to these arrangements include:

    . the quality of the service provided by another provider during a roaming call may not approximate the quality of the service provided by the Sprint PCS network;

    . the price of a roaming call off our network may not be competitive with prices of other wireless companies for roaming calls;

    . subscribers must end a call in progress and initiate a new call when leaving the Sprint PCS network and entering another wireless network;

    . Sprint PCS subscribers may not be able to use Sprint PCS's advanced features, such as high speed Internet access and voicemail notification, while roaming; and

    . Sprint PCS or the carriers providing the service may not be able to provide us with accurate billing information on a timely basis.

      If Sprint PCS subscribers are not able to roam instantaneously or efficiently onto other wireless networks, we may lose current Sprint PCS subscribers and our Sprint PCS services will be less attractive to new subscribers.

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

Risks Particular to the Indebtedness of the Combined Company

      Note: We have two separate debt structures. Each of US Unwired and IWO has issued senior notes under agreements called indentures, and each of them has senior credit facilities with banks. Because of restrictions in the indentures governing the senior notes and the credit agreements governing the senior credit facilities, funds borrowed by US Unwired may not be used to finance IWO and IWO's subsidiaries but are available for all of US Unwired's other subsidiaries. Because of the same restrictions, funds borrowed by IWO may be used only to finance IWO and IWO's subsidiaries.

  Overview of this subsection:

      US Unwired and IWO have a substantial amount of debt. They cannot borrow from their banks unless they meet the banks' requirements for borrowing. The economic downturn is making it more difficult to meet these requirements. If we fail to repay our debt on time, our lenders may foreclose on our assets and, if that occurs, our stock will probably be worthless.

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

    . some of each company's debt, including financing under each company's senior credit facility, will be at variable rates of interest, which could result in higher interest expense in the event of increases in market interest rates; and

    . due to the liens on substantially all of each company's assets and the pledges of stock of each company's existing and future subsidiaries as collateral for such company's senior debt, lenders may control US Unwired's or IWO's assets or the assets of the subsidiaries of US Unwired or IWO in the event of a default.

      US Unwired's and IWO's ability to make payments on their respective debt will depend upon their future operating performance, which is subject to general economic and competitive conditions and to financial, business and other factors, many of which neither of them can control. If the cash flow from either company's operating activities is insufficient, US Unwired or IWO may take actions, such as delaying or reducing capital expenditures, attempting to restructure or refinance its debt, selling assets or operations or seeking additional equity capital. Any or all of these actions may not be sufficient to allow US Unwired or IWO to service its debt obligations or may adversely affect its results of operations. Further, US Unwired or IWO may be unable to take any of these actions on satisfactory terms, in a timely manner or at all. The credit facilities and indentures governing US

Unwired's and IWO's respective debt limit their ability to take several of these actions, and limit their ability to borrow more money. Their failure to generate sufficient funds to pay their debts or to successfully undertake any of these actions could, among other things, materially adversely affect the market value of US Unwired common stock or other securities or result in lenders controlling the assets of each of them and their subsidiaries (other than unrestricted subsidiaries).

      If either US Unwired or IWO does not meet all of the conditions required under their respective credit facilities, they may not be able to draw down all of the funds they anticipate receiving from the lenders and they may not be able to fund operating losses and working capital needs. As of December 31, 2002, US Unwired had borrowed $90.0 million under its senior credit facility and IWO had borrowed $213.2 million under its senior credit facility. Also, as of December 31, 2002, US Unwired had $27.0 million in unrestricted cash, and IWO had $35.0 million in unrestricted cash, including investments. As of December 31, 2002, US Unwired had $75.3 million available and IWO had $25.2 million available under their respective credit facilities. The availability of the remaining amounts under US Unwired's and IWO's senior credit facilities is subject to the applicable company meeting all of the conditions specified by the respective financing documents and, in addition, is subject at each funding date to specific conditions, including the following:

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

      US Unwired will need portions of the funding available under its senior credit facility and IWO will need all of the funding available under its senior credit facility to fund continuing operations. If the assumptions underlying the business plans of each company are not correct for market growth, subscriber additions, churn, revenue from subsidiaries, roaming revenue, operating expenses (including bad debt losses), unanticipated capital requirements, capital expenditures, charges for Sprint PCS provided services, working capital requirements or other corporate charges, such company may not meet the conditions at each funding date, and such company's senior lenders may not lend some or all of the remaining amounts under such company's senior credit facility. If other sources of funds are not available, the affected company may not be in a position to meet its operating cash needs or meet its obligations under its agreements with Sprint PCS. If US Unwired is the affected company, these consequences could affect LA Unwired as well as us.

      Please see the discussion under "Risks Related to Factors Currently Affecting Our Business," below.

      US Unwired or IWO will be in default under its indebtedness if it fails to pass financial and business tests. US Unwired's and IWO's senior credit facilities require US Unwired and IWO to maintain specified financial ratios and to satisfy specified tests. Depending on the company, these tests may relate to:

    .   minimum covered population;

    .   minimum number of subscribers and/or average revenue per subscriber;

    .   minimum annualized revenues;

    .   maximum dollar amounts for capital expenditures;

    .   various leverage tests;

    . minimum earnings before interest, taxes, depreciation and amortization, or EBITDA; and

    .   maximum EBITDA loss.

      If US Unwired or IWO fails to satisfy any of the financial ratios and tests, its lenders would be permitted to declare a default under its senior credit facilities. In addition to making funds under the senior credit facilities unavailable to US Unwired or IWO, an event of default under its senior credit facilities would prohibit it from paying its senior notes, which would cause a default under the affected company's indenture, or may result in the affected company's lenders controlling substantially all of the affected company's assets or accelerating the maturity of the affected company's debt. Should this occur, the common stock and other securities of US Unwired may have little or no value.

      Please see the discussion under "Risks Related to Factors Currently Affecting Our Business," below.

      If US Unwired or IWO needs additional financing that it cannot obtain, it may have to change its network construction plans and modify its business plans. If the affected company is US Unwired, the network construction plans of LA Unwired may also have to be changed. US Unwired expects to make significant capital expenditures to expand the PCS networks of LA Unwired. IWO expects to make significant capital expenditures to complete or expand its PCS network. Actual expenditures may differ significantly from estimates. US Unwired would have to obtain additional financing to fund LA Unwired's network expansion plans, and IWO would have to obtain additional financing to fund its network construction or expansion plans, if:

    .   existing sources of capital are unavailable or insufficient;

    . LA Unwired or IWO significantly departs from or changes its business plan;

    . LA Unwired or IWO experiences unexpected delays or cost overruns in the expansion or completion of its network, including changes to the schedule or scope of the network build-out or expansion;

    . changes in technology or governmental regulations create unanticipated costs; or

    . LA Unwired or IWO acquires additional licenses or Sprint PCS grants any of them more service areas to build out and manage.

      We cannot predict whether any additional financing will be available to US Unwired or IWO or on what terms such financing would be available. If either US Unwired or IWO needs additional financing that it cannot obtain, the affected company will have to change its plans for the remainder of its network, which would adversely affect such company's expected future results of operations.

      US Unwired's and IWO's indebtedness place restrictions on them which will limit their operating flexibility and US Unwired's and IWO's ability to engage in some transactions. The respective indentures governing US Unwired's and IWO's senior notes and their respective senior credit facilities impose material operating and financial restrictions on US Unwired and its subsidiaries

(other than IWO), on the one hand, and on IWO and its subsidiaries, on the other hand. These restrictions may limit their ability to engage in some transactions, including the following:

    .   completing designated types of mergers or consolidations;

    .   creating liens;

    .   paying dividends or other distributions to their stockholders;

    .   making investments;

    .   selling assets;

    . repurchasing their common stock or debt instruments like their senior notes;

    .   changing lines of business;

    .   borrowing additional money;

    .   entering into transactions with their affiliates; and

    .   issuing additional shares of common stock.

      These restrictions could also limit their ability to obtain financing by borrowing money or issuing common stock, refinance or pay principal or interest on US Unwired's or IWO's outstanding debt, consummate acquisitions for cash or debt or react to changes in their operating environment. Moreover, these restrictions could cause the combined company to be at a competitive disadvantage to competitors who do not have similar restrictions.

      If a specified change in control of US Unwired or IWO occurs, the affected company may not be able to buy back its senior notes as required by its indenture. If US Unwired or IWO has a change in control as defined under its indenture, the applicable company will be required to offer to buy back all of its outstanding senior notes. We cannot assure you that US Unwired or IWO will have sufficient funds at the time of a change in control to perform this obligation or that restrictions in its credit facilities would allow it to do so. US Unwired's or IWO's requirement to buy back its notes upon a change in control could impair the value of US Unwired common stock and other securities or could cause a default under the affected company's indenture which, in turn, would cause a default under its senior credit facility. In addition, a change in control as defined under US Unwired's or IWO's respective credit facilities would cause the affected company to default under its senior credit facility.

      If US Unwired or IWO defaults under its senior credit facilities, the affected company's lenders may declare its debt to be immediately due and payable and Sprint PCS may force the affected company to sell its assets to Sprint PCS without stockholder approval. If US Unwired or IWO defaults under its senior credit facilities and the affected company's lenders accelerate the maturity of the affected company's debt, Sprint PCS has the option to purchase the affected company's assets at a discount to market value and assume the affected company's obligations under its senior credit facility without further approval of the stockholders of the affected company. If Sprint PCS does not exercise this option, the affected company's lenders may sell its assets to third parties without further approval of the stockholders of the affected company.

      If either US Unwired or IWO fails to pay the debt under its credit facilities, Sprint PCS has the option of purchasing the affected company's loans, giving Sprint PCS certain rights of a creditor to foreclose on that company's assets. Sprint PCS has contractual rights, triggered by an acceleration of the maturity of the debt under US Unwired's or IWO's respective senior credit facilities, pursuant to which Sprint PCS may purchase US Unwired's or IWO's obligations to its senior lenders and obtain the rights of a senior lender. To the extent Sprint PCS purchases these obligations, Sprint PCS's interests as a creditor would likely conflict with our interests. Sprint PCS's rights as a senior lender would enable it to exercise rights with respect to the affected company's assets and its continuing relationship with Sprint PCS in a manner not otherwise permitted under US Unwired's or IWO's Sprint PCS agreements.

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

      The termination of LA Unwired's or IWO's affiliation with Sprint PCS or Sprint PCS's failure to perform its obligations under the Sprint PCS agreements would severely restrict the affected company's ability to conduct its business. LA Unwired owns some of its FCC licenses, but not enough to operate its entire wireless network. IWO does not own any FCC licenses. Each of our PCS operating subsidiaries operates under the FCC licenses of Sprint PCS and LA Unwired that are applicable to its territory. The ability of each of our PCS operating subsidiaries to offer Sprint PCS products and operate a PCS network is dependent on its Sprint PCS agreements remaining in effect and not being terminated.

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

      Sprint PCS may make business decisions that are not in the best interests of our PCS operating subsidiaries, which may adversely affect the relationships of our PCS operating subsidiaries with subscribers in their territories, increase their expenses and/or decrease their revenues. Sprint PCS, under the Sprint PCS agreements, has a substantial amount of influence and control over the conduct of the businesses of our PCS operating subsidiaries. Accordingly, Sprint PCS may make decisions that adversely affect LA Unwired's or IWO's business, such as the following:

    . Sprint PCS could price its national plans based on its own objectives and could set price levels or other terms that may not be economically sufficient for LA Unwired's or IWO's business;

    . Sprint PCS could raise the costs for Sprint PCS to perform back office services for LA Unwired and IWO or otherwise seek to increase what we pay Sprint PCS, or it could reduce levels of services it provides our PCS operating subsidiaries;

    . Sprint PCS may elect with little or no notification, to upgrade or convert its financial reporting, billing or inventory software or change third party service organizations that can adversely affect our ability to determine or report our operating results, adversely affect our ability to obtain handsets or adversely affect our subscriber relationships.

    . Sprint PCS has sought to charge us more as a result of launching the new "third generation," or 3G, technology called "one times radio transmission technology," or 1XRTT;

    . Sprint PCS believes that it can further reduce the travel rate for LA Unwired and IWO at any time;

    . Sprint PCS prohibits LA Unwired or IWO from selling non-Sprint PCS approved equipment;

    . Sprint PCS could develop products and services, or establish credit policies such as the NDASL program that is described below, that adversely affect our business;

    . Sprint PCS introduced a payment method for subscribers to pay the cost of service with us. This payment method did not initially have adequate controls or limitations, and we have discovered that some fraudulent payments were made to accounts using this payment method. The controls and limitations have now been strengthened. If the other types of fraud become widespread, it could have a material adverse impact on our results of operations and financial condition;

    . Sprint PCS could keep us from developing our own promotional plans that we may believe to be necessary to attract new subscribers or from selling equipment selected by us;

    . Sprint PCS could, subject to limitations under LA Unwired's and IWO's Sprint PCS agreements, alter its network and technical requirements or request that LA Unwired or IWO build out additional areas within LA Unwired's or IWO's territories, which could result in increased equipment and build-out costs;

    . Sprint or Sprint PCS could make decisions which could adversely affect the Sprint(R) and Sprint PCS(R) brand names, products or services; and

    . Sprint PCS could decide not to renew the Sprint PCS agreements or to no longer perform its obligations, which would severely restrict LA Unwired's and IWO's ability to conduct business.

      Decisions such as those referred to above could adversely affect our operating subsidiaries' relationships with their subscribers by changing products, services and price plans to which those subscribers had become accustomed. Should Sprint PCS have a change of control, or should management of Sprint PCS change, the pace at which decisions such as the foregoing occur could accelerate, increasing the risk of disfavor from subscribers of our operating subsidiaries. In fact, Sprint is making changes to its senior management, including replacing its chairman and chief executive officer and its president and chief operating officer.

      We deal with Sprint PCS weekly on a variety of issues. Sometimes we disagree with Sprint PCS or oppose what Sprint PCS would like us to do. This occurs particularly when Sprint PCS tells us we must adopt business methods or pricing plans that we think will hurt our business. Because we rely so heavily on our relationship with Sprint PCS, any deterioration of that relationship or of Sprint PCS's desire to cooperate with LA Unwired or IWO could adversely affect the combined company's business. In addition, Sprint PCS's level of control and influence over us would make it difficult for us to sell our business to anyone other than Sprint PCS.

      Our dependence on Sprint PCS may adversely affect our ability to predict our results of operations. Over the past year, our dependence on Sprint PCS has interjected a greater degree of uncertainty to our business and financial planning. Unanticipated expenses and reductions in revenue have had and, if they occur in the future, will have a negative impact on our liquidity and make it more difficult to predict with reliability our future performance.

      Inaccuracies in data provided by Sprint PCS could understate our expenses or overstate our revenues, result in out-of-period adjustments or lead us to make bad business decisions that may materially adversely affect our financial results. A significant portion of cost of service and roaming in our financial statements relates to charges from Sprint PCS. In addition, because Sprint PCS provides billing and collection services for us, it collects cash from our subscribers on our behalf and remits that cash to us. As a result, we rely on Sprint PCS to provide accurate, timely and sufficient data and information to properly record our revenues, expenses and accounts receivables that underlie a substantial portion of our periodic financial statements and other financial disclosures.

      We and Sprint PCS have discovered billing and other errors or inaccuracies that could be material to us. If we are required in the future to make additional adjustments or charges as a result of errors or inaccuracies in data provided to us by Sprint PCS, such adjustments or charges may have a material adverse affect on our financial results in the period that the adjustments or charges are made, on our ability to satisfy covenants contained in our credit facilities, and our ability to make fully informed business decisions.

      The inability of Sprint PCS to maintain high quality back office services could lead to customer dissatisfaction, impair the ability of US Unwired to make necessary adjustments to its business plan, increase the loss of subscribers or otherwise increase LA Unwired's or IWO's costs or adversely affect their businesses. LA Unwired and IWO rely on Sprint PCS's internal support systems, including customer care, billing and other back office support. LA Unwired's and IWO's operations could be disrupted if Sprint PCS is unable to maintain and expand its internal support systems in a high quality manner, or to efficiently outsource those services and systems through third party vendors. We expect the rapid expansion of Sprint PCS's business and the consolidation of back office services by Sprint PCS to continue to pose a significant challenge to its internal support systems. Additionally, Sprint PCS has relied on third party vendors for a significant number of important functions and components of its internal support systems and may continue to rely on these vendors in the future.

      Our PCS operating subsidiaries depend on Sprint PCS's willingness to offer and provide back office services effectively and at competitive costs. LA Unwired's and IWO's agreements with Sprint PCS provide that, upon nine months' prior written notice, Sprint PCS may elect to terminate any of these services. The inability of Sprint PCS to maintain high quality back office services, or provide adequate notification to LA Unwired or IWO of its inability to continue to provide those services could lead to customer dissatisfaction, increase the loss of subscribers or otherwise increase LA Unwired's or IWO's costs. Additionally, we are dependent on Sprint PCS to assist us in transferring our back office services from Sprint PCS to a third party if we choose to do that, and any failure by Sprint PCS to cooperate in this effort, such as by making a transfer cost prohibitive, could have a similar adverse effect on us.

      We rely on Sprint PCS for providing timely and accurate information to allow us to meet our financial reporting obligations. If material internal control weaknesses exist at Sprint PCS, we may not be able to provide timely and accurate information.

      Change in Sprint PCS products and services may reduce customer additions. The competitiveness and effective promotion of Sprint PCS products and services are key factors in our ability to attract and retain subscribers. For example, under the Sprint PCS service plans, subscribers who do not meet certain credit criteria can nevertheless select any plan offered subject to an account spending limit, referred to as ASL, to control credit exposure. Account spending limits range from $125 to $200 depending on the credit quality of the customer. Prior to May 2001, all of these subscribers were required to make a deposit ranging from $125 to $250 that could be credited against future billings. In May 2001, a new Sprint PCS program, called NDASL for no deposit account spending limit, eliminated the deposit requirement on certain, but not all, credit classes. A significant amount of our new customer additions occurred in 2002 under the NDASL program. Sprint PCS has replaced the NDASL program with the "Clear Pay Program" without reinstating the deposit requirement. The Clear Pay Program is substantially similar to the NDASL program but with an increased emphasis on payment of outstanding amounts. Under the Clear Pay Program, subscribers who do not meet certain credit criteria can select any plan offered, subject to an account spending limit.

      The NDASL program has had the effect of increasing churn and bad debt expense. Sprint PCS has the right to end or materially change the terms of the Clear Pay Program. If Sprint PCS chooses to eliminate the Clear Pay Program or alter its features, the growth rate we expect to achieve may decrease. LA Unwired requested and received, effective February 24, 2002, the ability to reinstate deposits in their territories for subscribers with poor or inadequate payment histories. Effective September 24, 2002, IWO reinstated deposits for the Clear Pay Program. We believe that reinstatement of the deposit has reduced the number of potential new subscribers in these markets.

      Sprint PCS may elect to offer additional programs that may attract high credit risk subscribers. To the extent that we feel these programs are not economically beneficial to us, we will seek Sprint PCS's permission not to participate, but we cannot be certain that Sprint PCS will agree.

      If Sprint PCS does not complete the construction of its nationwide PCS network, our PCS operating subsidiaries may not be able to attract and retain subscribers. Sprint PCS and its affiliates currently intend to cover a significant portion of the population of the United States, Puerto Rico and the U.S. Virgin Islands by creating a nationwide PCS network through Sprint PCS's own construction efforts and those of its network partners like LA Unwired and IWO. Sprint PCS and its affiliates are still constructing the nationwide network and do not yet offer PCS services, either on Sprint PCS's own network or through its roaming agreements, everywhere in the United States.

      If one of LA Unwired's or IWO's subscribers travels in an area where a Sprint PCS or compatible system is not yet operational, the customer would not be able to make a call on that area's system unless he or she has a telephone handset that can make calls on both systems. Generally, these handsets are more costly. Moreover, the Sprint PCS network does not allow for calls to be transferred without interruption between the Sprint PCS network and another wireless network. This means that a customer must end a call in progress and initiate a new call when entering an area not served by the Sprint PCS network. The quality of the service provided by another network may not be equal to that of the Sprint PCS network, and LA Unwired's or IWO's subscribers may not be able to use some of the advanced features of its network. This could result in customer dissatisfaction and loss of subscribers.

      Sprint PCS has entered into management agreements similar to LA Unwired's and IWO's with companies in other markets under its nationwide PCS build-out strategy. LA Unwired's and IWO's results of operations are dependent on Sprint PCS's national network and, to a lesser extent, on the networks of Sprint PCS's other network partners. Sprint PCS's network may not provide nationwide coverage to the same extent as its competitors, which could adversely affect LA Unwired's and IWO's ability to attract and retain subscribers.

      If Sprint PCS does not succeed, or if LA Unwired or IWO does not maintain a good relationship with Sprint PCS, LA Unwired's or IWO's business may not succeed. If Sprint PCS has a significant disruption to its business plan or network, fails to operate its business in an efficient manner, or suffers a weakening of its brand name, LA Unwired's and IWO's operations and profitability would likely be impaired. LA Unwired and IWO use their relationships with Sprint PCS to obtain, at favorable prices, handsets and the equipment for the construction or expansion and operation of their networks. Any disruption in their relationships with Sprint PCS could make it much more difficult for them to obtain this equipment.

      If Sprint PCS should have significant financial problems, including bankruptcy, our PCS business would suffer material adverse consequences that could include termination or revision of our Sprint PCS agreements. We have no reason to believe that Sprint PCS will have significant financial problems, including bankruptcy.

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

      If other network partners experience financial difficulties, the Sprint PCS network could be disrupted in the territories of those partners. If the Sprint PCS agreements of those partners are like ours, Sprint PCS would have the right to step in and operate the affected territory. Of course this right could be delayed or hindered by legal proceedings, including any bankruptcy proceeding relating to the affected network partner. A Sprint PCS network partner, iPCS, Inc., recently filed bankruptcy and other network partners may follow iPCS. The impact of these developments on the Sprint PCS network, on our funding and our relationship with Sprint PCS, and on our travel revenue from subscribers roaming in iPCS markets may be materially adverse.

      Material disruptions in the Sprint PCS network would have a material adverse effect on our ability to attract and retain subscribers.

      Certain provisions of the Sprint PCS agreements may diminish the value of US Unwired common stock and other securities and restrict the sale of our business. Under some circumstances and without further stockholder approval, Sprint PCS may purchase LA Unwired's or IWO's operating assets at a discount. In addition, Sprint PCS must approve any change of control of the ownership of LA Unwired or IWO and must consent to any assignment of LA Unwired's or IWO's Sprint PCS agreements.

      Sprint PCS also has a right of first refusal if LA Unwired or IWO decides to sell its operating assets to a third party. LA Unwired and IWO also are subject to a number of restrictions on the transfer of their businesses, including a prohibition on the sale of LA Unwired or IWO or their operating assets to competitors of Sprint or Sprint PCS. These restrictions and other restrictions contained in the Sprint PCS agreements could adversely affect the value of US Unwired common stock and other securities, may limit our ability to sell LA Unwired's and IWO's business, may reduce the value a buyer would be willing to pay for LA Unwired's or IWO's business and may reduce LA Unwired's or IWO's or the combined company's entire business value.

      LA Unwired or IWO may have difficulty in obtaining an adequate supply of certain handsets from Sprint PCS, which could adversely affect LA Unwired's or IWO's results of operations. LA Unwired and IWO depend on our and their relationships with Sprint PCS to obtain handsets. Sprint PCS orders handsets from various manufacturers. LA Unwired or IWO could have difficulty obtaining specific types of handsets in a timely manner if:

    . Sprint PCS does not adequately project the need for handsets for itself, its Sprint PCS network partners and its other third party distribution channels, particularly in transition to new technologies such as 3G;

    .   Sprint PCS gives preference to other distribution channels;

    .   LA Unwired or IWO does not adequately project its need for handsets;

    . Sprint PCS modifies its handset logistics and delivery plan in a manner that restricts or delays LA Unwired's or IWO's access to handsets; or

    . there is an adverse development in the relationship between Sprint PCS and its suppliers or vendors.

      The occurrence of any of the foregoing could disrupt LA Unwired's or IWO's customer service and/or result in a decrease in LA Unwired's or IWO's subscribers, which could adversely affect its results of operations.

      Non-renewal or revocation by the FCC of LA Unwired's licenses or the Sprint PCS licenses LA Unwired or IWO uses would significantly harm the affected company's business. PCS licenses are subject to renewal and revocation by the FCC. LA Unwired's and Sprint PCS's licenses in LA Unwired's and IWO's territories will begin to expire in 2005 but may be renewed for additional ten-year terms. There may be opposition to renewal of these licenses upon their expiration, and the licenses may not be renewed. The FCC has adopted specific standards to apply to PCS license renewals. Any failure by Sprint PCS, LA Unwired or IWO to comply with these standards could cause revocation or forfeiture of the licenses for its territories. If any of the licenses of Sprint PCS that our PCS operating subsidiaries are using should be lost, the affected subsidiary would be severely restricted in its ability to conduct its business. If we were to lose any of the licenses we own, we could replace it with a Sprint PCS license in the affected territory, but at a greater cost to us than the use of our own license.

      If Sprint PCS does not maintain control over its licensed spectrum, the Sprint PCS agreements may be terminated, which would result in LA Unwired's and IWO's inability to provide PCS service. The FCC requires that license holders like Sprint PCS and LA Unwired maintain control of their licensed spectrum and not delegate control to third-party operators or managers. Although the Sprint PCS agreements with LA Unwired and IWO reflect an arrangement that the parties believe meets the FCC requirements for licensee control of licensed spectrum, we cannot assure you that the FCC will agree. If the FCC were to determine that the Sprint PCS agreements need to be modified to increase the level of licensee control, LA Unwired and IWO have agreed with Sprint PCS to use best efforts to modify the Sprint PCS agreements to comply with applicable law. If LA Unwired and IWO cannot agree with Sprint PCS to modify the Sprint PCS agreements, the agreements may be terminated. If the Sprint PCS agreements are terminated, LA Unwired and IWO would no longer be a part of the Sprint PCS network and the combined company would be severely restricted in its ability to conduct business.

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

      Sprint PCS has notified us of charges and fees that it intends to pass on to us. We did not anticipate these charges and fees when we formulated our business plan. We believe these charges and fees are material, and if Sprint PCS is entitled to collect them, they could materially and adversely affect our results of operations and financial condition. Sprint PCS has notified us of charges and fees that we did not expect when we formulated our business plan. These charges and fees include:

    . New development costs and fees to upgrade Sprint PCS's systems to cover new third generation technology services, such as one time radio transmission technology or 1XRTT, offered to our subscribers. In addition, Sprint PCS has begun billing us for back office services related to new technology that we believe are provided for under our existing billing arrangements.

    . Charges of approximately $2.8 million resulting from the objection by long distance carriers, including Sprint, to charges they paid to Sprint PCS for the "termination" of long distance calls in our service territory. Sprint PCS has paid us what they estimated they would collect from those long distance carriers, but the long distance carriers are now contesting whether they were obligated to pay those charges. Sprint PCS has indicated that it will seek to recover the charges it paid us that it cannot collect from the long distance carriers.

      If we disagree with Sprint PCS on the validity of these (or any other) charges or fees, we have the right to formally dispute the charges or fees. We are disputing the charges for back office services related to new technologies. In addition, we are discussing with Sprint PCS whether there is a basis for the other charges and fees under our management agreements and service agreements with Sprint PCS. We believe that these charges and fees are material, and if Sprint PCS is entitled to collect them, they could have a material adverse effect on our results of operations or financial condition or both.

Risks Particular to the Combined Company's Industry

  Overview of this subsection:

      We face significant competition in our service areas from a number of competitors. There are five other national operators that offer service in at least some portion of our service areas in addition to many local and regional carriers. Approximately 94% of the population has three or more different operators offering mobile telephone service in the counties in which they live. The result is that prices of wireless services have dramatically dropped. Providers are offering larger bundles of minutes at lower prices and this has resulted in a decrease in airtime revenue, which is the price a customer pays for using the service in excess of allotted minutes. In addition, other factors affecting our industry are changing rapidly. If we cannot effectively meet the challenges of these conditions, we probably will not succeed. Activists are seeking new laws that would restrict use of telephones by drivers, our placement of the towers that carry our transmissions and disposal of wireless phones. Such laws could adversely impact our business.

      Sprint PCS and we face intense competition that may reduce its and our market share and harm its and our financial performance. There is substantial competition in the telecommunications industry. According to information it has filed with the SEC, Sprint PCS believes that the traditional dividing lines between long distance, local, wireless, and Internet services are increasingly becoming blurred. Through mergers and various service integration strategies, major providers, including Sprint PCS, are striving to provide integrated solutions both within and across all geographical markets.

      Sprint PCS expects competition to intensify as a result of the entrance of new competitors and the rapid development of new technologies, products, and services. Sprint PCS cannot predict which of many possible future technologies, products, or services will be important to maintain its competitive position or what expenditures will be required to develop and provide these technologies, products or services. Sprint PCS's ability to compete successfully will depend on marketing and on its ability to anticipate and respond to various competitive factors affecting the industry, including new services that may be introduced, changes in consumer preferences, demographic trends, economic conditions, and discount pricing strategies by competitors. To the extent Sprint PCS does not keep pace with technological advances or fails to respond timely to changes in competitive factors in its industry, it could lose market shares or experience a decline in revenue and net income.

      Each of the markets in which Sprint PCS competes is served by other wireless service providers, including cellular, enhanced specialized mobile radio, called ESMR, and PCS operators and resellers. A majority of markets have five or more CMRS providers. Each of the top 50 metropolitan markets has at least two other PCS competitors in addition to one ESMR competitor and two cellular incumbents. Some of these competitors have been operating for a number of years and currently serve a substantial subscriber base. The FCC has decided to allow CMRS providers to own more spectrum, up to 55 MHz, in urban markets and to eliminate in January 2003 its rule imposing spectrum limits. However, the FCC plans to continue to review proposed mergers and combinations involving spectrum after the spectrum limits are eliminated. Competition may continue to increase to the extent that licenses are transferred from smaller stand-alone operators to larger, better capitalized, and more experienced wireless communications operators. These larger wireless communications operators may be able to offer subscribers network features not offered by Sprint PCS. The actions of these larger wireless communications operators could negatively affect Sprint PCS's and our customer churn, ability to attract new subscribers, average revenue per user, cost to acquire subscribers, and operating costs per customer.

      Sprint PCS relies on agreements with competitors to provide automatic roaming capability to Sprint PCS subscribers in many of the areas of the United States not covered by the Sprint PCS network, which primarily serves metropolitan areas. Certain competitors may be able to offer coverage in areas not served by Sprint PCS's network or may be able to offer roaming rates that are lower than those offered by Sprint PCS. Certain of Sprint PCS's competitors are seeking to reduce access to their networks through actions pending with the FCC. Moreover, the engineering standard, called AMPS, for the dominant air interface on which PCS subscribers roam is currently being considered for elimination by the FCC as part of a streamlining proceeding. If the FCC eliminates this mandatory standard and cellular operators cease to offer their AMPS networks for roaming, some Sprint PCS subscribers may have difficulty roaming in certain markets.

      Some wireless providers, some of which have an infrastructure in place and have been operating for a number of years, have been upgrading their systems and provide expanded and digital services to compete with Sprint PCS's services. Some of these wireless providers require their subscribers to enter into long term contracts, which may make it more difficult for Sprint PCS to attract subscribers away from these wireless providers.

      Significant competition in the wireless communications services industry may result in LA Unwired's or IWO's competitors offering new or better products and services or lower prices, which could prevent the affected company from operating profitably or reduce its profitability. Competition in the wireless communications industry is intense. We anticipate that competition will continue to cause the market prices for two-way wireless products and services to decline in the future. Providers are offering larger bundles of minutes at lower prices and this has resulted in a decrease in airtime revenue, which is the price a customer pays for using the service in excess of allotted minutes. LA Unwired's and IWO's ability to compete will depend, in part, on their ability to anticipate and respond to various competitive factors affecting the telecommunications industry. Our major competitors include such wireless companies as Verizon, T-Mobile, Cingular, AT&T Wireless, and Nextel.

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

      Furthermore, there has been a recent trend in the wireless communications industry towards consolidation of wireless service providers through joint ventures, reorganizations and acquisitions. We expect this consolidation to lead to larger competitors over time. We may be unable to compete successfully with larger companies that have substantially greater resources or that offer more services than LA Unwired and IWO do.

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

      If Sprint PCS is unable to keep pace with these technological changes or changes in the wireless communications market based on the effects of consolidation from the Telecommunications Act of 1996 or from the uncertainty of future government regulation, the technology used on our PCS operating subsidiaries' networks, or their business strategy, may become obsolete. In addition, wireless carriers have implemented an upgrade to one times radio transmission technology, or 1XRTT, which is also broadly known as third generation, or 3G, technology throughout the industry. The 3G technology promises high-speed, always-on Internet connectivity and high-quality video and audio. We cannot assure you that our PCS operating subsidiaries or Sprint PCS can implement 1XRTT or 3G technology successfully or on a cost-effective basis.

      Regulation by government and taxing agencies may increase our PCS operating subsidiaries' costs of providing service or require them to change their services, either of which could impair the combined company's financial performance. Our operations and the operations of Sprint PCS are subject to varying degrees of regulation by the FCC, the Federal Trade Commission, the Federal Aviation Administration, the Environmental Protection Agency, the Occupational Safety and Health Administration and state and local regulatory agencies and legislative bodies. Adverse decisions or regulation of these regulatory bodies could negatively impact operations and costs of doing business. For example, changes in tax laws or the interpretation of existing tax laws by state and local authorities could subject us to increased income, sales, gross receipts or other tax costs or require LA Unwired or IWO to alter the structure of its current relationship with Sprint PCS. In addition:

    . The loss of any of LA Unwired's FCC licenses, or any of Sprint PCS's FCC licenses in LA Unwired's or IWO's service area, would impair the affected company's business and operating results.

    . The FCC may revoke any of LA Unwired's or Sprint PCS's PCS licenses at any time for cause. Cause could be a failure to comply with terms of the licenses or applicable FCC rules. We cannot ensure that LA Unwired's and Sprint PCS's PCS licenses will not be revoked or will be renewed when they expire.

    . The FCC regulates LA Unwired's and IWO's relationship with Sprint PCS under each company's Sprint PCS agreements.

    . The combined company may need to acquire additional licenses, which may require approval of regulatory authorities. These regulatory authorities may not grant approval in a timely manner, if at all.

    . All PCS licenses, including LA Unwired's own licenses and Sprint PCS's licenses, are subject to the FCC's build-out regulations. These regulations require license holders to offer specified levels of service to the population in their service areas within set time periods. Even though our PCS operating subsidiaries have developed a build-out plan that meets these requirements, they may be unable to meet their build-out schedules. If LA Unwired or IWO or Sprint PCS does not meet these requirements, the FCC could take back the portions of the service area that are not being served, impose fines, or even revoke the related licenses.

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

    . The FCC has mandated that wireless carriers implement portability for wireless subscribers. This will permit users of wireless services the opportunity to retain the same phone number as they change local wireless carriers. Prior to implementation, subscribers that changed carriers were also required to change phone numbers. We believe that this will make it easier for subscribers to switch wireless carriers resulting in increased subscriber churn and increased cost associated with retaining our overall subscriber base. The manner in which wireline carriers implement this program may also adversely affect us. In preparation of wireless local number portability BellSouth has implemented intralata dialing pattern changes for wireless providers who use reverse toll billing. This change will now require wireline carriers to dial 1+ to reach wireless customers that are not within the local calling area regardless of their reverse toll billing status. We believe that this process will be very confusing to our subscribers and is likely result in a higher level of subscriber churn.

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

      Our future prospects are uncertain because the future prospects of the PCS industry are uncertain. PCS systems have not operated in the United States for very long, and we cannot assure you that the operation of these systems in our markets will become profitable. In addition, we cannot estimate how much demand there will be for PCS in our markets or how much competitive pricing pressure there will be. As a result, the future prospects of the PCS industry, including LA Unwired's and IWO's prospects, remain uncertain. The future demand for wireless communications services in general is uncertain. We also cannot predict what new challenges we may face in this changing industry environment. If we cannot react promptly and effectively to these challenges, our business could be materially and adversely affected.

      Our PCS operating subsidiaries' business may suffer because subscribers frequently disconnect their service in the PCS industry. The rate at which these disconnections occur, called churn, may be even higher in the future. The PCS industry in general and Sprint PCS in particular have experienced a high rate of subscribers who disconnect their service. This rate is referred to as churn. We have experienced even higher churn in 2002 due in large part, we believe, to the NDASL program that Sprint PCS introduced in May 2001 and the Clear Pay program that replaced NDASL. These programs are described under "Risks Particular to the Combined Company's Relationship with Sprint PCS." Our future churn rate may be higher than our historical rate due to intense competition and general economic conditions, among other factors. Factors that tend to contribute to higher churn include:

    . inability of subscribers to pay, which caused a significant percentage of our churn in 2002. We believe that a large portion of this churn is attributable to the NDASL and Clear Pay Program that resulted in subscriber accounts with greater than normal credit risks.

    . our generous handset return policy, which makes it easier to cancel an account.

    .   intense competition in our industry.

    .   performance and coverage of our networks.

    .   ineffective customer service.

    .   increases in prices.

    .   performance and reliability of handsets.

    .   changes in our products and services.

      A high rate of PCS subscriber churn could harm the competitive position of our PCS operating subsidiaries and their results of operations. We subsidize some of the costs of handsets for our new subscribers, pay commissions for new accounts and incur expenses to advertise and maintain a distribution network. When we experience a high rate of churn, we may not receive sufficient revenue to offset these costs. Sprint PCS may elect to offer additional programs that may attract high credit risk subscribers. To the extent that we feel these programs are not economically beneficial to us, we will seek Sprint PCS's permission not to participate, but we cannot be certain that Sprint PCS will agree.

      Use of hand-held phones may pose health risks, which could result in the reduced use of wireless services or liability for personal injury claims. Some media reports and some studies have suggested that certain radio frequency emissions from wireless handsets may be linked to various health problems, including cancer, and may interfere with various electronic medical devices, including hearing aids and pacemakers. Concerns over radio frequency emissions may discourage use of wireless handsets or expose the combined company to potential litigation. Any resulting decrease in demand for wireless services, or costs of litigation and damage awards, could impair the combined company's ability to achieve and sustain profitability.

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

      A number of U.S. state and local governments are considering or have recently enacted legislation that would restrict or prohibit the use of a wireless handset while driving a vehicle or, alternatively, require the use of a hands-free telephone. Legislation of this sort, if continued to be enacted, would require wireless service providers to provide hands-free enhanced services such as voice activated dialing and hands-free speaker phones and headsets so that they can keep generating revenue from their subscribers, who make many of their calls while on the road. If we are unable to provide hands-free services and products to our subscribers in a timely and adequate fashion, the volume of wireless phone usage would likely decrease, and our ability to generate revenues would suffer. Moreover, a study released in January 2003 found that driver distractions due to cell phone use can occur regardless of whether hand-held or hands-free cell phones are used, and that cell phone conversations create much higher levels of driver distractions than listening to the radio. If legislation is adopted in our service areas banning all cell phone use while driving, our revenues would be even more significantly impacted.

      Environmentalists have asked the FCC to halt the building of towers used for transmission of wireless signals. Three environmental groups claim that towers used for transmission of wireless signals kill migratory birds. They have petitioned the FCC to study how many birds die from flying into towers, and have asked the FCC to halt tower construction until the study is completed. In February 2003, environmental groups filed suit against the FCC to force it to protect migratory birds from communication towers. If we cannot build new towers, we cannot complete or expand our networks.

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

General Risks Currently Affecting our Business

  Overview of this subsection

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

      Our business is being adversely affected by increased competition, slower subscriber growth than we anticipated, increased churn, higher uncollectible receivables due primarily to Sprint PCS marketing programs designed to attract high credit risk subscribers, general economic conditions and other factors. If our business does not improve it is likely that we will have to ask our bank lenders to waive compliance with covenants in our current bank agreements. If they refuse, we would be in default on our bank debt and our bank lenders could refuse to advance more loans and demand payment of what we owe them. If payment were demanded, we would also be in default under our senior notes and their indentures. If these events occur it is likely that we will not have enough cash to operate. Our business has been adversely affected in recent months particularly by the following factors:

    .   Our subscriber growth has slowed from what we had expected.

    .   Competition has increased.

    .   Our churn has increased.

    .   Our uncollectible accounts have increased.

    . General economic conditions in our markets have not been good, further adversely affecting subscriber growth and churn.

      In addition, these are other factors that could contribute to a continuation of poor business conditions for us. These include:

    . Uncertainty whether our expected level of capital expenditures will be sufficient to support our networks.

    . Uncertainty about charges that Sprint PCS is seeking to impose on us, as described above.

      If our adverse business conditions continue, due to the above or other factors, IWO will and US Unwired likely will fail during 2003 to meet some of the loan covenants with our banks. Loan covenants are promises that borrowers make either to do or not to do specified things or not to allow specified things to happen.

      A failure to meet a loan covenant has three principal consequences. First, it permits the lender to refuse to advance additional borrowings. US Unwired and IWO would not have sufficient cash to operate if they are unable to obtain the proceeds under their bank loan agreements or comparable amounts from alternative financing sources. Alternative financing would probably not be available on terms that we would normally accept. Second, failure to meet a loan covenant allows the lender to declare the loan to be in default and to insist on payment of all amounts due under the loan. US Unwired and IWO would not have sufficient cash to repay these loans, and their failure to repay them, if repayment is demanded by the banks, would allow their note holders to declare a default under the indentures that govern the senior notes and to insist on payment of all amounts due under the senior notes. If these things happen and we were unable to work out a debt restructure with our banks and note holders on mutually acceptable terms, we likely would have no other alternative than to seek protection under bankruptcy laws. Third, during any time that a default exists, even if the lenders do not insist on payment, our debt would be classified as a current liability on our balance sheet and our outside auditors would place a going concern qualification on their opinion on our financial statements.

      Because of the potentially material adverse consequences of any default on US Unwired's or IWO's bank loans or indentures, US Unwired and IWO have begun meeting with their bank groups in preliminary discussions that may result in the revision of the bank loan covenants as necessary to keep US Unwired and IWO in compliance with them. We cannot assure you that our banks will cooperate with us.

      The economic downturn in the United States has caused a general weakening of our business. If our business in general, and our sales and churn in particular, do not improve, we may not have the financial and operational performance that we were expecting. In recent months, we have not achieved the number of new subscribers that we expected in our business plan. We attribute this to weak economic conditions, churn associated with high credit risk subscribers and intense price competition. If the economic downturn continues, we may have an even lower number of new subscribers and may not be able to add subscribers on terms we expected. In addition, the weak economy may hurt our existing subscribers' ability to pay us on time, which may force us to terminate their service. If these things happen, our financial and operational performance may will likely suffer.

      The number of our cellular subscribers and the roaming revenues of our cellular operations have declined, which has reduced the cash flow from our cellular business. Our cellular operations are a single market property. The number of our cellular subscribers has continued to decline as our subscribers switch to carriers with national roaming plans, including our PCS operations. Additionally, our cellular roaming revenue has recently decreased because both Cingular and Verizon have launched networks covering a portion of our cellular market. The decline in cellular subscribers and roaming revenues has reduced the cash flow from our cellular business. The decrease in cash flow means we have less cash to support our PCS operations and the value of our cellular business has declined, should we decide to sell it.

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

      Our allowance for doubtful accounts may not be sufficient to cover uncollectible accounts. On an ongoing basis, we estimate the amount of customer receivables that we will not be able to collect. This allows us to calculate the expected loss on our receivables for the period we are reporting. Our allowance for doubtful accounts may underestimate actual unpaid receivables for various reasons, including:

    .   adverse changes in our churn rate exceeding our estimates;

    .   adverse changes in the economy generally exceeding our expectations; or

    .   unanticipated changes in Sprint PCS's products and services.

      If our allowance for doubtful accounts is insufficient to cover losses on our receivables, our business, financial position or results of operations could be materially adversely affected.

      Demand for some of Sprint PCS's communications products and services has been adversely affected by a downturn in the United States economy as well as
changes in the global economy.   Demand for some of Sprint PCS's communications
products and services has been adversely affected by a downturn in the United States economy as well as changes in the global economy. According to Sprint PCS, a number of its suppliers have recently experienced financial challenges. If these suppliers cannot meet their commitments, Sprint PCS states that it would have to use different vendors and this could result in delays, interruptions, or additional expenses associated with the upgrade and expansion of Sprint PCS's networks and the offering of its products and services. If current general economic conditions continue or worsen, the revenues, cash flow, and operating results of Sprint PCS could be adversely affected. Any of these developments could adversely affect our business, financial position or results of operations.

Risks Related to Anti-Takeover Provisions

  Overview of this subsection:

      Our anti-takeover provisions may permit our board of directors to turn down a proposal that our stockholders would like us to accept.

      Anti-takeover provisions in US Unwired's charter and by-laws will make it difficult for anyone to acquire US Unwired without approval of its board of directors.

      Prior to acquiring IWO, US Unwired had little concern about being acquired against the will of its board of directors because the voting power of its founding family and their related interests, even if not completely united, could prevent an unfriendly acquisition of it. That voting power decreased to about 33% after the IWO acquisition as a result of that acquisition and the amendments to US Unwired's articles of incorporation that converted its class B common stock, which had 10 votes per share, to class A common stock (later renamed "common stock"), which has one vote per share. Because of this, US Unwired's board of directors has implemented additional anti-takeover provisions. These anti takeover provisions, and others, including a "poison pill" that our board of directors may adopt hereafter, may discourage offers to acquire us and may permit our board of directors to choose not to entertain offers to purchase us, even offers that are at a substantial premium to the market price of our stock. Our stockholders may therefore be deprived of opportunities to profit from a sale of control.

Internet Website and Availability of Public Filings

      Our Internet address is www.usunwired.com. We make available free of charge on our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practical after we electronically file such material with, or furnish such material to the SEC. Commencing on February 3, 2003 we made our SEC filings available via a direct link to our filings on the SEC website. During 2002, and through February 3, 2003, we made our filings available via the FreeEdgar website, which required the user to request a list of our filings.

ITEM 2. Properties

      We own an 11-story, 115,300 square foot office building in downtown Lake Charles, Louisiana that is used as our corporate headquarters and lease 38,000 square feet of office space in Albany, New York.

      We own property that houses our switching equipment in Albany, New York and lease space for our switches in Shreveport, Louisiana, Macon, Georgia, Jackson, Mississippi and Montgomery, Alabama. We own two store sites and a regional sales office and lease all of our other retail outlets, kiosk floor space and sales and operations offices within our service area. We own approximately 100 and lease space for approximately 1,700 PCS, cellular and paging towers.

ITEM 3. Legal Proceedings

      We are from time to time involved in litigation that we believe ordinarily accompanies the communications business. We do not believe that any of our pending or threatened litigation will leave a material adverse effect on our business or financial situation.

ITEM 4. Submission of Matters to a Vote of Security Holders

      None

ITEM 4A. Executive Officers of the Registrant

      The following table presents information with respect to our executive officers:

Name                                        Age               Position
----                                        ---               --------
William L. Henning, Jr........              49                Chairman of the Board of Directors
Robert W. Piper...............              44                President, Chief Executive Officer and
                                                                Director
Jerry E. Vaughn...............              57                Chief Financial Officer
Thomas G. Henning.............              43                Secretary and General Counsel and Director
Michael D. Bennett............              38                Senior Vice President Sales and Distribution
Paul Clifton..................              48                Chief Technical Officer

      William L. Henning, Jr. is Chairman of our Board of Directors and has been a director of US Unwired or our predecessor company since 1998. From 1988 to 2000, he was our Chief Executive Officer. He has been a board member of Xspedius Holding Corp. since 1998.

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

      Thomas G. Henning has been General Counsel and Secretary since 1994. He has been a board member of Xspedius Holding Corp. since 1998. Thomas G. Henning and William L. Henning, Jr. are brothers.

      Michael D. Bennett served as Vice President and Chief Operating Officer from August 2001 to April 2002 and currently serves as Senior Vice President Sales and Distribution. He served as our Vice President-Southern Sales and Operations from April 2002 to December 2002 and was Vice President and General Manager of Wireless Operations from his date of hire in January 2000 until his promotion in August 2001. He has 16 years of telecommunications experience and during the balance of the last five years held various positions with PrimeCo, a telecommunication company, including area director and sales and marketing director in Jacksonville, Florida, and director of strategy and planning in Dallas, Texas. He has also worked in various management positions with two other telecommunication companies, U.S. Intelco Networks in Olympia, Washington and CenturyTel, Inc. in Monroe, Louisiana.

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

                                    PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

      Our common stock has been traded on the NASDAQ National Market under the symbol UNWR since May 23, 2000. Prior to that date, there was no public market for our common stock. The following table sets forth, the periods indicated, the range of high and low sales prices for our common stock as reported on the NASDAQ National Market:

                                                Price Range of
                                                Common Stock
                                                --------------
                                                 High    Low
                                                ------  -----
                   Year Ended December 31, 2002
                       Fourth Quarter.......... $ 1.46  $0.36
                       Third Quarter........... $ 3.14  $0.63
                       Second Quarter.......... $ 7.20  $2.14
                       First Quarter........... $11.10  $4.37
                   Year Ended December 31, 2001
                       Fourth Quarter.......... $13.49  $9.72
                       Third Quarter........... $12.20  $8.99
                       Second Quarter.......... $10.75  $6.00
                       First Quarter........... $10.38  $4.50

      On March 25, 2003, there were 328 holders of record of our common stock.

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

Recent Sales of Unregistered Securities and Use of Proceeds from Sales of Registered Securities

                                   Equity Compensation Plan Information
----------------------------------------------------------------------------------------------------------
                                              (a)                     (b)                     (c)
                                                                                     Number of securities
                                                                                      remaining available
                                                                                      for future issuance
                                      Number of securities                               under equity
                                       to be issued upon   Weighted average exercise  compensation plans
                                          exercise of        price of outstanding    (excluding securities
                                      outstanding options,   options, warrants and       reflected in
Plan Category                         warrants, and right           rights                column(a))
----------------------------------------------------------------------------------------------------------
Equity compensation plans approved by
   security shareholders.............      7,511,219                 $4.62                 4,297,366
==========================================================================================================

ITEM 6.  Selected Financial Data

      The following selected financial data are derived from the consolidated financial statements of US Unwired Inc. and subsidiaries. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

                                                                 As of December 31,
                                                  ------------------------------------------------
                                                   2002(1)     2001      2000      1999     1998
                                                  ---------  --------  --------  --------  -------
                                                      (In thousands except for per share data)
Statement of Operations Data:
    Revenues..................................... $ 534,080  $259,174  $113,051  $ 58,632  $71,711
    Cost of services and merchandise sold........   277,074   147,453    69,419    31,591   29,363
    Other operating expenses.....................   365,765   185,010   121,527    52,299   37,873
    Impairment of goodwill (2)...................   214,191        --        --        --       --
    Impairment of intangible assets (2)..........   188,330        --        --        --       --
                                                  ---------  --------  --------  --------  -------
    Operating income (loss)...................... $(511,280) $(73,289) $(77,895) $(25,258) $ 4,475
                                                  =========  ========  ========  ========  =======
    Income (loss) from continuing operations..... $(582,478) $(97,611) $(77,555) $(17,634) $28,796
                                                  =========  ========  ========  ========  =======
    Income (loss) form continuing operations per
       diluted common share...................... $   (4.93) $  (1.17) $  (1.08) $  (0.29) $  0.48
                                                  =========  ========  ========  ========  =======

                                                                 As of December 31,
                                                  ------------------------------------------------
                                                   2002(1)     2001      2000      1999     1998
                                                  ---------  --------  --------  --------  -------
                                                                   (In thousands)
Balance Sheet Data:
    Cash and cash equivalents.................... $  61,985  $100,589  $ 15,136  $ 14,695  $32,475
    Marketable securities........................        --        --   165,438   141,453       --
    Property and equipment, net..................   484,014   255,761   212,382   106,067   22,565
    Total assets.................................   831,430   474,534   456,980   318,970   87,629
    Long-term debt and redeemable preferred
       stock.....................................   767,220   339,368   305,533   266,080   29,067
    Stockholders' equity (deficit)...............   (70,238)   39,638   100,054    28,585   51,479

---------------------
(1) On March 8, 2002, US Unwired acquired 100% of the ownership interests of Georgia PCS for approximately $84.5 and on April 1, 2002, US Unwired acquired 100% of the ownership interest in IWO for approximately $446.0 million. The Company's operating results include the operating results of Georgia PCS since the date of acquisition, March 8, 2002 and the operating results of IWO from date of acquisition, April 1, 2002.
(2) The Company recognized a $402.5 million impairment of goodwill and intangible assets as a result of its impairment testing of IWO in compliance with SFAS No. 142 Goodwill and Other Intangible Assets and SFAS No. 144 Accounting for the Disposal of Long-Lived Assets. For a detailed discussion on this topic, refer to Footnote No. 3 Adoption of Statement 142 in our Notes to Consolidated Financial Statements included in this filing.

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

Critical Accounting Policies and Estimates

      Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, activation fee revenues and related expense, revenue recognition of credit challenged subscribers, contract cancellation fees, inventory reserves, intangible assets and contingencies. We base our estimates on our historical experience, the historical experience of Sprint PCS and the historical experience of other Sprint PCS affiliates and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may vary from these estimates under different assumptions or conditions.

      We believe the following critical accounting policies affect our significant judgments and estimates used in the preparation of our consolidated financial statements.

  Reliance on Sprint PCS Processing

      We rely on Sprint PCS for much of our financial reporting information including: revenues; commissions paid to national retailers; fees paid for customer care and billing; roaming revenue and roaming expense on the Sprint PCS and Sprint PCS affiliate network; and, the maintenance of accounts receivable, including cash collections and the write off of customer balances that are not collectible and the accuracy of our accounts receivable balance. Based upon the timing of the information received from Sprint PCS, we make certain assumptions that the information is accurate and that it is consistent with historical trends. We also rely upon the evaluation of internal controls as performed by Sprint PCS's external auditors that were performed in accordance with AICPA Statement on Auditing Standards (SAS) No. 70.

  Bad Debt Expense

      We maintain allowances for doubtful accounts for estimated losses resulting from the inability of subscribers to make payments. If the financial conditions of our subscribers deteriorate, resulting in the subscribers' inability to make payments, additional allowances will be required.

      We estimate our allowance by examining the components of our revenue. We establish a general reserve of all accounts receivable that are estimated to be uncollectible. In addition, we do not recognize 100% of our late fees, cancellation fees or high credit risk billings as revenue because of high uncertainty of the collectibility of these amounts. Reserves for these amounts are recorded to our allowance for doubtful accounts. Our evaluation of the adequacy of these amounts includes our own historical experience and discussions with Sprint PCS and other Sprint PCS affiliates. During 2002, we believe that a significant portion of our write offs of accounts receivable were primarily the result of a Sprint PCS initiative of extending credit to subscribers with higher credit risk who were unable to satisfy their obligations related to basic service plans.

  Revenue Recognition

      We recognize only a portion of contract cancellation fees billed to subscribers that disconnect service prior to fulfilling the contractual length of service, as there is significant uncertainty that all contract cancellation fees that are billed will be collected. We have very limited information at a detail level sufficient to perform our own evaluation and rely on Sprint PCS historical trending to make our estimates. If the collections on contract cancellation fees are less than that recognized, additional allowances may be required.

      We recognize only a portion of late fees billed to subscribers that fail to pay their bills within the required payment period, as there is no assurance that all late fees that are billed will be collected. We have very limited information at a detail level sufficient to perform our own evaluation and rely on Sprint PCS historical trending to make our estimates. If the collections on late fees are less than that recognized, additional allowances may be required.

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

  Inventory Reserves

      We review our inventory quarterly and write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be necessary.

  Accrued Commissions

      We accrue commissions and other costs related to national retailers based upon their sales to new subscribers. The national retailers receive both a commission and, because the handset is typically sold below cost, a reimbursement for the difference between the sales price and the cost. We base our accruals on information provided by Sprint PCS on subscriber additions and recognize that there are typically timing differences between the point of subscriber activation and the time that we are invoiced for commissions by Sprint PCS. We periodically and annually evaluate the adequacy of our accruals through analysis of historical information and discussions with Sprint PCS. Depending on the level of sales and other factors, our estimates of the amounts accrued for commissions and other costs owed to such retailers may require modification of our previous estimates.

  Goodwill and Intangible Assets Impairment Analysis

      We perform impairment tests of goodwill and indefinite lived assets as required by Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets and in the fourth quarter of 2002 recorded an impairment charge to IWO goodwill and IWO intangible assets. The impairment analysis requires numerous subjective assumptions and estimates to determine fair value of the respective reporting units as required by FAS No. 142. Depending on level of sales, our liquidity and other factors, we may be required to recognize additional impairment charges in the future. Our analysis of fair value was based upon an independent valuation performed by a national valuation firm.

Overview

      Through our wholly owned subsidiaries, we provide wireless personal communication services, commonly referred to as PCS, in eastern Texas, southern Oklahoma, southern Arkansas, the Florida panhandle, southern Tennessee, upstate New York, New Hampshire (other than the Nashua market) and Vermont; significant portions of Louisiana, Alabama, Georgia and Mississippi; and portions of Massachusetts and Pennsylvania. We are a network partner of Sprint PCS, the personal communications services group of Sprint Corporation. Sprint PCS, directly and through network partners like us, provides wireless services in more than 4,000 cities and communities across the country. We have the exclusive right to provide digital PCS services under the Sprint(R) and Sprint PCS(R) brand names in service areas that had approximately 17.6 million residents as of December 31, 2002. Our combined service areas are among the largest in population and subscribers of the Sprint PCS network partners and are contiguous with Sprint PCS's launched markets of Houston, Dallas, Little Rock, New Orleans, Birmingham, Jacksonville, Memphis, Atlanta, New York and Boston.

      Our operating and financial results have been adversely affected by (i) a highly competitive wireless market, (ii) further increased penetration of the potential customer universe, (iii) decreases in wireless pricing, (iv) a general weakening of the economy, and (v) challenges in our affiliate relationship with Sprint PCS. These changes have had, and if they continue will have, an adverse impact on our ability to meet future obligations under our highly leveraged capital structure. These changes have also caused us to review our business plans for US Unwired and IWO.

  Changes in the Wireless Market

    . Subscriber growth has declined in the United States due to what we believe is a general decline in the economy. This decline has resulted in lowering overall estimated penetration and possible near market saturation of subscribers whose credit is in good standing. Penetration refers to the percentage of the total population that is estimated to become wireless subscribers.

    . Average monthly revenue per subscriber continues to decline and handset subsidies continue to increase as wireless carriers compete for subscribers by offering increased allotments of minutes and free or reduced price features like wireless web. When the handset is sold below cost, the discount is referred to as a handset subsidy.

    . Churn, or the subscriber turnover rate, continues to increase as subscribers abandon brand loyalty in favor of pricing considerations and as service is offered to people who are considered high risk due to a sub-standard credit rating.

  Our Relationship with Sprint PCS

      We have entered into long-term agreements with Sprint PCS and 2002 was the first full year that Sprint PCS provided services to our subscribers such as billing, customer care, cash collections and maintenance of our subscriber accounts receivable balances. We rely on Sprint PCS's system of internal controls to capture information such as subscriber minutes of use, long distance, national sales commissions, the time that our subscribers use the network outside our service area and the time that Sprint PCS and other affiliate subscribers use the network within our service area.

      We also rely on Sprint PCS:

    . For national pricing plans, marketing and advertising. Unless we request from Sprint PCS, and are granted permission, Sprint PCS believes that we are required to participate in the programs offered by Sprint PCS. One such program was designed to attract higher credit risk subscribers that for a period of time waived the normal deposit requirement. We believe that a significant portion of our subscriber turnover, bad debt expense, commission expense and handset subsidies in 2002 was the result of this program.

    . For customer care. This limits our ability to interact with our subscribers and implement programs to reduce subscriber turnover.

    . To manage subscriber fraud. During 2002, Sprint PCS implemented a program that we believe increased the level of customer fraud resulting in increased financial loss to us.

    . For cash collections on our subscriber billing. Sprint PCS is required to remit to us 92% of collected revenue. Because a subscriber billing typically includes revenue that belongs to us and revenue that belongs to Sprint PCS, Sprint PCS developed a formula based on historical information of these relationships to distribute cash collections. As a result of our review of the formula and its application to our collected revenues, we received an adjustment to our collections of $9.4 million in January and February 2003.

      At various times during 2002 Sprint PCS notified us of unanticipated expenses due to a lag between the time the charges have been incurred and the time that Sprint PCS has notified us of the charges. At times, we have been invoiced by Sprint PCS for charges that we believe cannot be charged to us. We review all charges from Sprint PCS and dispute certain of these charges based upon our interpretation of the management agreement and are attempting to work with Sprint PCS to improve the process. We believe that these items have affected our liquidity and our ability to accurately forecast our cash flows from operations.

      Under our agreements with Sprint PCS, we believe that Sprint PCS can change the travel rate within certain limitations that we receive and pay for each Sprint PCS travel minute after December 31, 2002. We received notice from Sprint PCS that the reciprocal travel rate will change for Louisiana Unwired from $0.20 per minute in 2002 to $0.058 per minute in 2003 and for IWO, Texas Unwired and Georgia PCS from $0.10 per minute in 2002 to $0.058 per minute in 2003. While we believe that this reduction is not in accordance with our management agreement with Sprint PCS, we are reviewing our options, but our recourses against Sprint PCS for this reduction may be limited. Currently the fees that we receive from Sprint PCS for Sprint PCS's subscribers using our network exceeds those that we pay to Sprint PCS for our subscribers using Sprint PCS's network. The change in the travel rate will likely decrease the our revenues, expenses and our net travel position, which is the difference between travel revenue and travel expense, increase our net loss and decrease cash flow from operations.

Liquidity and Capital Resources

      US Unwired has a senior bank credit facility and senior subordinated discount notes. IWO has senior bank credit facility and senior notes. US Unwired and IWO entered into these prior to the acquisition. Under the terms of these debt instruments, funds available under the US Unwired debt can only be used by US Unwired, and funds available under the IWO debt can only be used by IWO. US Unwired is not obligated for the payment of IWO's debt, and IWO is not obligated for the payment of US Unwired's debt.

  US Unwired Liquidity

      We continue to analyze and update US Unwired's business plan based on constantly changing wireless market conditions and our Sprint PCS relationship. We believe that US Unwired will have sufficient cash to satisfy US Unwired's working capital needs and capital expenditures through 2003.

      As of December 31, 2002, US Unwired had $27.0 million in cash and cash equivalents. At December 31, 2002, we had additional borrowing availability under the US Unwired senior bank credit facility of $75.3 million.

      As of December 31, 2002, US Unwired's indebtedness consisted of $90.0 million related to the US Unwired senior bank credit facility, $315.7 million under the US Unwired senior subordinated discount notes and $11.3 million in capital leases, promissory notes and vendor financing, for a total of $417.0 million. US Unwired is scheduled to make the first of its quarterly installments on the US Unwired senior bank credit facility in June 2003, and to make payments of accrued interest on the US Unwired senior subordinated discount notes in May 2005.

      The current US Unwired business model indicates that we will fail to comply with certain financial covenants of the US Unwired senior bank credit facility in 2003, and we have initiated discussions with our banking group to amend these covenants. However, there can be no assurance that we will be able to successfully negotiate amendments on terms acceptable to the banking group and us. Should acceptable amendments not be made, the banking group may elect to deny us access to the remaining available funds under the US Unwired senior bank credit facility. Under such circumstances, we believe that we will have sufficient cash to fund operations, debt service and capital requirements in 2003 without additional borrowing. The banking group may also elect to accelerate repayment of the US Unwired senior bank credit facility. Under such circumstances, this acceleration will serve to trigger a default in the US Unwired senior subordinated discount notes. Should this occur, both the holders of the US Unwired senior bank credit facility and US Unwired senior subordinated discount notes may demand immediate payment for all outstanding indebtedness, and we would not have sufficient cash to pay the accelerated amount.

      As of the date of this filing, we are unable to express a belief on whether we will have sufficient liquidity in 2004 and beyond, which will depend on a number of factors including changes in the wireless market; results of 2003 operations; our relationships with Sprint PCS, major vendors and our lenders; and acceptable amended terms of the US Unwired senior bank credit facility.

  IWO Liquidity

      We have been unable to develop a business plan for IWO that provides sufficient liquidity in 2003, and we have engaged in discussions with the holders of the IWO senior bank credit facilities and the holders of the IWO senior notes regarding restructuring of IWO.

      As of December 31, 2002, IWO had $35.0 million in cash and cash equivalents and $41.2 million in restricted cash. Total availability in revolving loans under our senior bank credit facility was $25.2 million. As of December 31, 2002, IWO indebtedness consisted of $213.2 million related to the IWO senior bank credit facility and $137.0 million related to the IWO senior notes for a total of $350.2 million. A portion of the original proceeds of the IWO senior notes offering was set aside as restricted cash to make the first six scheduled interest payments on IWO senior notes through January 2004. Repayment of the IWO senior bank credit facility commences in March 2004.

      Although IWO was in compliance with all financial covenants under the IWO senior bank credit facility at December 31, 2002, we believe that IWO will violate certain covenants of the IWO senior bank credit facility in 2003. Moreover, because of the developments in IWO's business referred to above, we believe it is likely the IWO bank group will elect not to make the remaining $25.2 million of our revolving credit facility available to us. Without the remaining $25.2 million, IWO will not have sufficient liquidity through 2003. We are in discussions with the IWO banking group and note holders to arrive at an acceptable restructuring to preserve IWO liquidity. IWO, holders of the senior bank credit facility and holder of the IWO senior notes have all retained advisors to assist in evaluating alternatives for IWO liquidity.

      Without sufficient liquidity, IWO will reduce capital expenditures for network expansion required for compliance under the IWO management agreement. Failure to complete the build-out of the IWO service area will place us in violation of the IWO management agreement. As a result, Sprint PCS could declare us in default and take action up to and including termination of the IWO management agreement.

      A default under the IWO senior bank credit facility does not result in IWO being in default under the IWO senior notes. Should IWO be unable to amend the senior bank credit facility or obtain waivers for any violated restricted covenants, the holders of IWO senior bank credit facility can place IWO in default, restrict any remaining future borrowing capacity and accelerate repayment of the senior bank credit facility. Should the holders of IWO senior bank credit facility place us in default and accelerate repayment, that acceleration will serve to trigger a default in the IWO senior notes. Should this occur, both the holders of the IWO senior bank credit facility and the holders of the IWO senior notes may demand immediate payment of all outstanding indebtedness. If the indebtedness is accelerated, IWO does not have sufficient cash to repay its indebtedness. As a result, IWO would be forced to seek protection under bankruptcy.

      Due to restrictions in the US Unwired debt instruments, US Unwired cannot provide any capital or other financial support to IWO. Further, IWO creditors, IWO lenders and IWO note holders cannot place any liens or encumbrances on the assets of US Unwired. Should the holders of the IWO's senior bank credit facility place IWO in default, US Unwired's relationship with IWO may change and several alternatives exist ranging from working for the holders of the senior bank credit facility and the holders of the senior notes as a manager of the IWO territory, subject to the approval by Sprint PCS, to no involvement with IWO at all.

      Due to the indicators of impairment as discussed above, during the fourth quarter of 2002, we engaged a nationally recognized valuation firm to assist us in performing a fair value assessment of goodwill and other long-lived assets of US Unwired and IWO. Based on the results of these impairment analyses, we recorded impairment charges totaling $402.5 million for the impairment of goodwill and an intangible asset that resulted from the acquisition of IWO. This is further discussed in Note 3 in our consolidated financials statements that are included in this filing.

      Considering the expected covenant violations in 2003 and the actions that may result from such covenant violations and the operating losses incurred to date, there is substantial doubt about IWO's ability to continue as a going concern.

Cash Flows

      Operating Activities. Cash used in operating activities was $23.4 million in 2002. This primarily consisted of our net loss of $582.5 million and a $3.4 million decrease in working capital offset by non-cash charges of $115.4 million in depreciation and amortization, a $214.2 million goodwill impairment, a $188.3 million impairment of intangible assets, $39.4 million in debt discount accretion and $4.7 in stock compensation. Cash used in operations was $22.8 million for 2001 and cash provided by operations was $11.7 million for 2000.

      Investing Activities. Cash used in investing activities was $97.3 million for 2002. This primarily consisted of $122.6 million in purchases of property and equipment and $61.7 million used to fund the acquisitions of GPCS and IWO, offset by $67.0 million in proceeds from the maturities and sale of marketable securities, $10.3 million in proceeds from asset sales, and $10.5 million in proceeds from restricted cash. Net cash provided by investing activities was $106.5 million in 2001 and net cash used in investing activities was $134.4 million in 2000.

      Financing Activities. Cash flow provided by financing activities was $82.0 million in 2002 and consisted of $83.2 million in long-term debt borrowings offset by $.7 million in principal payments on long-term debt and $.8 million in debt issuance costs. Net cash provided by financing activities was $1.8 million in 2001 and $123.2 million in 2000.

Contractual Obligations

      Our future contractual obligations related to long-term debt, capital lease obligations, and non-cancelable operating leases at December 31, 2002 were as follows assuming no acceleration of these obligations in 2003:

                                                    Payments due by period
                                        -----------------------------------------------
                                                 Less than                     After 5
                                         Total    1 Year   1-3 Years 4-5 Years  Years
                                        -------- --------- --------- --------- --------
                                                        (In thousands)
US Unwired Inc.
    Senior subordinated discount notes. $315,707  $    --  $     --  $     --  $315,707
    Senior bank credit facility........   90,000    4,300    41,200    44,500        --
    Promissory notes...................    3,667      215     3,452        --        --
    Vendor financing...................      370       60       205       105        --
    Capital leases.....................    9,655      792     2,376     1,584     4,903
    Operating leases...................  151,195   21,929    58,343    32,343    38,580
                                        --------  -------  --------  --------  --------
      Total US Unwired Inc.............  570,594   27,296   105,576    78,532   359,190

IWO Holdings, Inc......................
    Senior notes.......................  137,023       --        --        --   137,023
    Senior bank credit facility........  213,184       --    69,000   144,184        --
    Operating leases...................   61,786   12,706    34,094     7,861     7,125
                                        --------  -------  --------  --------  --------
      Total IWO Holdings, Inc..........  411,993   12,706   103,094   152,045   144,148
                                        --------  -------  --------  --------  --------
      Total US Unwired Inc. and IWO
         Holdings, Inc................. $982,587  $40,002  $208,670  $230,577  $503,338
                                        ========  =======  ========  ========  ========

      In October 2002, we requested to borrow $15 million under IWO's revolving credit agreement and received $13.2 million from the bank group with one bank failing to fund its portion of the request. IWO believes that it met all conditions for the borrowing request and has forwarded a notice of default to the bank failing to make its funding.

      The availability under the senior bank credit facility will be permanently reduced by the following amounts in the future as follows (in millions) assuming no restrictions on our availability that may result from our expected covenant violations in 2003:

                                                  Reduction by period
                                             -----------------------------
                                               Current    Next  1-3   4-5
                                             Availability Year Years Years
                                             ------------ ---- ----- -----
      US Unwired senior bank credit facility    $ 75.3    $8.0 $56.0 $11.3
      IWO senior bank credit facility.......      25.2      --    --  25.2
                                                ------    ---- ----- -----
          Total.............................    $100.5    $8.0 $56.0 $36.5
                                                ======    ==== ===== =====

Trends and Definitions Unique to Our Industry

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

  Subscriber Additions

      We refer to our customers as subscribers.

      As of December 31, 2002, we provided personal communication services to 561,200 subscribers as compared to 277,000 subscribers at December 31, 2001, an increase of 284,200 subscribers. The number of subscribers includes 169,200 subscribers that joined us on April 1, 2002 as a result of our acquisition of IWO and 41,100 subscribers that joined us on March 8, 2002 as a result of our acquisition of Georgia PCS. In addition, we added 73,900 subscribers through internal growth in all markets in 2002.

      As of December 31, 2002, inclusive of IWO and Georgia PCS, we provided network coverage in an area comprising approximately 12.6 million residents out of approximately 17.6 million total residents or 72% of the people in our service area. The number of people in our service area does not represent the number of Sprint PCS subscribers that we expect to have in our service area.

      We also provide cellular and paging services in parts of Louisiana through our wholly owned subsidiary, Unwired Telecom Corporation ("Unwired Telecom"). As of December 31, 2002, we had approximately 35,300 cellular and paging subscribers as compared to 47,600 cellular and paging subscribers at December 31, 2001. We expect our cellular and paging services to continue to decline as these subscribers continue to migrate to newer technologies.

  Subscriber and Roaming Revenue

      Subscriber revenue consists primarily of a basic service plan (where the customer purchases a pre-allotted number of minutes for voice and/or data transmission); airtime (which consists of billings for minutes that either exceed or are not covered by the basic service plan); long distance; and charges associated with travel outside our service area. We do not include subscriber revenue for an estimate of subscribers who we anticipate will never make their initial payment.

      Roaming revenue consists primarily of Sprint PCS travel revenue and foreign roaming revenue. Sprint PCS travel revenue is generated on a per minute basis when a Sprint PCS or Sprint PCS affiliate subscriber outside of our markets uses our service when traveling through our markets. Foreign roaming revenue is generated when a non-Sprint PCS customer uses our service when traveling through our markets.

  Average Revenue per User

      Average revenue per user ("ARPU") is the average monthly service revenue per user (subscriber) and is calculated by dividing total subscriber revenue for the period by the average number of subscribers during the period adjusted for an estimate of subscribers who we anticipate will never make an initial payment. ARPU not including roaming was $55.65 in 2002 as compared to $58.12 in 2001. The decrease in ARPU was due to market competition that has resulted in more generous allotments of airtime minutes and free or reduced pricing on long distance plans.

  Churn

      Churn is the monthly rate of customer turnover expressed as a percentage of our overall average subscribers for the reporting period. Customer turnover includes both subscribers that elected voluntarily to not continue using our service and subscribers that were involuntarily terminated from using our service because of non-payment. Churn is calculated by dividing the sum of (i) the number of subscribers that discontinue service; (ii) less those subscribers discontinuing their service within a 30-day period of their original activation date; and, (iii) adding back those subscribers that reactivate their service, by our overall average subscribers for the reporting period. We exclude from the calculation an estimate of subscribers who we anticipate will not make their initial payment. Churn was 4.2% in 2002 as compared to 3.3% in 2001. The increase in churn was due to adding a higher number of credit challenged subscribers in 2002 that were involuntarily terminated from using our service because of non-payment and increased competition.

  Cost per Gross Addition

      Cost per gross addition ("CPGA") summarizes the average cost to acquire all subscribers during the reporting period, including those subscribers who we estimate will not make an initial payment. CPGA is computed by adding selling and marketing expenses, cost of equipment and activation costs and reducing the amount by the revenue from handset and accessory sales. The net amount is divided by the number of total new subscribers added for the period. CPGA was $361 in 2002 as compared to $347 in 2001. The increase in CPGA was primarily the result of increases in advertising costs.

Results of Operations

2002 compared to 2001

  Revenues

                                          Year Ended December 31,
                                          -----------------------
                                            2002        2001
                                           --------    --------
                                           (In thousands)
                     Subscriber revenues. $328,233    $146,022
                     Roaming revenues....  184,718      91,829
                     Merchandise revenues   18,544      16,243
                     Other revenues......    2,585       5,080
                                           --------    --------
                     Total revenues...... $534,080    $259,174

  Subscriber revenues

      Total subscriber revenues were $328.2 million for 2002 as compared to $146.0 million for 2001, representing an increase of $182.2 million and was primarily the result of an increase in subscribers as discussed in Subscriber Additions above.

  Roaming revenues

      Roaming revenues were $184.7 million for 2002 as compared to $91.8 million for 2001, representing an increase of $92.9 million and was primarily the result of a higher volume of Sprint PCS(R) subscribers traveling through our markets, the expansion of our network coverage due to market build out. Additionally, our April 1, 2002 acquisitions of IWO added $39.0 million of roaming revenue in 2002. We provided service in 68 PCS markets at December 31, 2002 (including 26 markets added as a result of the IWO and Georgia PCS acquisitions) as compared to 41 PCS markets at December 31, 2001.

  Merchandise sales

      Merchandise sales were $18.5 million for 2002 as compared to $16.2 million for 2001, representing an increase of $2.3 million and related to subscriber additions. The number of new subscribers purchasing handsets increased by approximately 45% in 2002 when compared to 2001 and a significant portion of this was the result of our IWO acquisition. However, our revenues only increased 14% in 2002. Due to increased competition, our average handset selling price decreased 25% in 2002 when compared to 2001. We face significant competition in our marketplace and typically sell handsets below cost to new subscribers in order to remain competitive in the market place through steep discounts and instant rebates.

  Other revenues

      Other revenue were $2.6 million for 2002 as compared to $5.1 million for 2001, representing a decrease of $2.5 million and was primarily attributable to a decrease in management services provided to related companies and a decrease in access fee revenues.

  Operating Expenses

                                              Years Ended December 31,
                                              ------------------------
                                                 2002         2001
                                               ----------    --------
                                                (In thousands)
              Cost of services............... $  239,644    $116,117
              Merchandise cost of sales......     37,430      31,336
              General and administrative.....    142,802      53,251
              Sales and marketing............    107,523      71,110
              Non-cash stock compensation....      4,672       4,894
              Depreciation and amortization..    110,768      55,755
              Impairment of goodwill.........    214,191          --
              Impairment of intangible assets    188,330          --
                                               ----------    --------
                  Total operating expenses... $1,045,360    $332,463
                                               ==========    ========

  Cost of service

      Cost of service was $239.6 million for 2002 as compared to $116.1 million for 2001, representing an increase of $123.5 million, which primarily related to an increase of $57.8 million in travel and roaming expense, $4.8 million in cell site leases and $3.1 million in circuit and usage costs. Travel expense is subscriber growth related. It is incurred when our subscribers use Sprint PCS or Sprint PCS affiliated service outside our service area, and roaming expense is incurred when our subscribers are using a non-Sprint PCS related network in an area typically where the Sprint PCS network is unavailable. The increase in cell site lease expense results from a full year of lease costs as a result of the towers sold and the tower space lease back in 2001 and the expansion of our network coverage by leasing additional space in 2002. Additionally, our April 1, 2002 acquisition of IWO added $56.3 million of service costs in 2002.

  Merchandise cost of sales

      Merchandise cost of sales was $37.4 million for 2002 as compared to $31.3 million for 2001, representing an increase of $6.1 million. Of this amount, our April 1, 2002 acquisition of IWO added

$8.5 million of merchandise cost of sales. A portion of our 2001 merchandise cost of sales related to a selective group of existing subscribers that returned handsets and were provided new models at no charge. In 2002, we identified these transactions, which amounted to $9.5 million, and recognized the related cost in General and Administrative expenses as we view these transactions as a customer retention expense due to our highly competitive market. We are unable to quantify this cost for 2001 as they were not identified when the transaction occurred. The cost of handsets typically exceeds the amount received from our subscribers because we subsidize the price of handsets to remain competitive in the marketplace. This subsidy continues to increase to remain competitive.

  General and administrative expenses

      General and administrative expenses were $142.8 million for 2002 as compared to $53.3 million for 2001, representing an increase of $89.5 million that was primarily related to $23.6 million in increases for billing, customer service costs and Sprint PCS affiliation fees associated with our subscriber base increase; $15.7 million in increased bad debts associated primarily with Sprint PCS rate plans that extended credit to credit challenged subscribers; and, $9.5 million in expenses associated with handset upgrades provided to existing subscribers in subscriber retention initiatives. Additionally, our April 1, 2002 acquisition of IWO added $38.7 million of general and administrative expense in 2002.

  Sales and marketing expenses

      Sales and marketing expenses were $107.5 million for 2002 as compared to $71.1 million for 2001, representing an increase of $36.4 million. This increase was primarily related to our April 1, 2002 acquisition of IWO, which added $29.9 million of selling and marketing expense, $4.3 million in advertising expenses, and $1.3 million in sales wages and benefits.

  Non-cash stock compensation

      Non-cash compensation was $4.7 million for 2002 as compared to $4.9 million for 2001, representing a decrease of $0.2 million and is considered comparable. The non-cash stock compensation consists of compensation expense related to the granting of certain stock options for the Company's stock in July 1999 and January 2000 with exercise prices less than the market value of the Company's stock at the date of the grant and the impact of the stock options granted in connection with the IWO acquisition. The non-cash stock compensation expense is generally being amortized over a four-year period representing the vesting periods of the options. Non-cash compensation includes $70,700 related to technical salaries in cost of services, $461,600 related to salaries in sales and marketing and $4.1 million related to salaries in general and administrative.

  Depreciation and amortization expense

      Depreciation and amortization expense was $110.8 million for 2002 as compared to $55.8 million for 2001, representing an increase of $55.0 million. Net property and equipment increased to $484.0 million at December 31, 2002, which includes $255.7 million from our April 1, 2002 acquisition of IWO, from $189.9 million at December 31, 2001. Additionally, our April 1, 2002 acquisition of IWO added $15.7 million of additional depreciation expense, and $28.7 million of additional amortization expense as a result of the purchase price allocation to the Sprint management agreement and subscriber base intangible assets. The remaining increase in depreciation was the result of capital asset additions in 2001 and 2002.

  Impairment of Goodwill and Intangible Assets

      As a result of the purchase accounting related to our acquisitions of IWO and Georgia PCS, we recorded the following intangible assets (See Note No. 2 in our consolidated financial statements that are included in this filing for a detailed description of the accounting treatment of our acquisitions):

                                        Georgia PCS   IWO     Total
                                        ----------- -------- --------
                                               (In thousands)
           Acquired customer base......   $12,300   $ 57,500 $ 69,800
           Sprint affiliation agreement    15,500    215,000  230,500
           Goodwill....................    25,389    214,191  239,580

      Due to the indicators of impairment as discussed above, during the fourth quarter of 2002, we engaged a nationally recognized valuation firm to assist us in performing a fair value assessment of goodwill and other long-lived assets of US Unwired and IWO. Based on the results of these impairment analyses, we recorded impairment charges totaling $402.5 million for the impairment of goodwill and an intangible asset that resulted from the acquisition of IWO. This is further discussed in Note 3 in our consolidated financials statements that are included in this filing.

      We determined that US Unwired and IWO are to be considered separate reporting units under SFAS No. 142 as each constitutes a separate business for which discrete financial information is available and management regularly reviews the operating results of each of these businesses. This determination is further supported as each has a separate senior bank credit facility and separate senior subordinated discount notes (US Unwired) or senior notes (IWO). US Unwired has a senior bank credit facility and senior subordinated discount notes. IWO has a senior bank credit facility and senior notes. US Unwired and IWO entered into these prior to the acquisition. Under the terms of these debt instruments, funds available under the US Unwired debt can only be used by US Unwired, and funds available under the IWO debt can only be used by IWO. US Unwired is not obligated for the payment of IWO's debt, and IWO is not obligated for the payment of US Unwired's debt.

      The results of these impairment valuations indicated that both goodwill and a significant portion of IWO's intangible assets were impaired and that there was no impairment of goodwill for US Unwired. As a result, we recorded a goodwill impairment of approximately $214.2 million and an impairment of the IWO Sprint PCS Management Agreement intangible asset of $188.3 million during the quarter ended December 31, 2002. The IWO Sprint Affiliation Agreement was originally assigned a value of $215.0 million and was being amortized using the straight-line method over 218 months. The valuation analysis determined that carrying amount of the IWO subscriber base was not impaired.

  Other Income/(Expense)

                                                Year Ended December 31,
                                                ----------------------
                                                  2002        2001
                                                 --------    --------
                                                  (In thousands)
             Interest expense.................. $(74,197)   $(39,353)
             Interest income...................    2,866       6,609
             Gain on the sale of assets/markets        3       9,314
                                                 --------    --------
                 Total other expense........... $(71,328)   $(23,430)
                                                 ========    ========

      Interest expense was $74.2 million for 2002 as compared to $39.4 million for 2001, representing an increase of $34.8 million. The increase in interest expense resulted from the increase in outstanding debt. Our outstanding debt, including current maturities, was $767.2 million at December 31, 2002, which includes $350.2 million from our April 1, 2002 acquisition of IWO, as compared to $339.4 million at December 31, 2001.

      Interest income was $2.9 million for 2002 as compared to $6.6 million for 2001, representing a decrease of $3.7 million. The decrease was primarily due to less cash and cash equivalents available for investment.

      Gain on sale of assets was $3,000 for 2002 as compared to $9.3 million for 2001. The 2001 gain relates primarily to the sale and leaseback of 173 towers.

  Equity in Losses of Affiliates

      Equity in losses in affiliates was $.7 million for 2002 as compared to $2.8 million for 2001, representing a decrease of $2.1 million and relates to recognizable losses associated with additional contributions provided in connection with our 13.28% ownership of a PCS operator.

2001 compared to 2000

  Subscribers

      As of December 31, 2001, we provided personal communication services to 277,000 subscribers as compared to 126,000 subscribers at December 31, 2000, an increase of 151,000 subscribers. We provided network coverage in an area comprising approximately 6.8 million residents out of approximately 9.9 million total residents or 68.5% of the people in our service area. The number of people in our service area does not represent the number of Sprint PCS subscribers that we expect to have in our service area.

      As of December 31, 2001, Unwired Telecom had approximately 47,600 cellular and paging subscribers as compared to 69,000 cellular and paging subscribers at December 31, 2000.

  Average Revenue per User

      Average revenue per user ("ARPU"), as defined above, was $58.12 in 2001 as compared to $55.60 in 2000. The increase was the result of incremental charges for airtime above plan rates.

  Churn

      Churn, as defined above, was 3.3% in 2001 as compared to 2.8% in 2000 and is considered relatively comparable.

  Cost per Gross Addition

      "CPGA, as defined above, was $347 in 2001 as compared to $402 in 2000. The decrease was due to a lower advertising cost per subscriber addition in 2002 despite an overall increase in advertising costs.

  Revenues

                                          Year Ended December 31,
                                          -----------------------
                                            2001        2000
                                           --------    --------
                                           (In thousands)
                     Subscriber revenues. $146,022    $ 68,345
                     Roaming revenues....   91,829      28,079
                     Merchandise revenues   16,243      11,517
                     Other revenues......    5,080       5,110
                                           --------    --------
                         Total revenues.. $259,174    $113,051
                                           ========    ========

  Subscriber Revenues

      Total subscriber revenues were $146.0 million for 2001 as compared to $68.3 million for 2000, representing an increase of $77.7 million and was primarily the result of an increase in subscribers as discussed in Subscriber Additions above. PCS subscriber revenues were $128.9 million for 2001 as compared to $45.1 million for 2000. Cellular and paging revenues were $17.1 million for 2001 as compared to $23.2 million for 2000, representing a $6.1 million decrease due to the migration of these customers to newer technologies.

  Roaming revenues

      Roaming revenues were $91.8 million 2001 as compared to $28.1 million for 2001, representing an increase of $63.7 million and was primarily the result of a higher volume of Sprint PCS(R) subscribers traveling through our markets. PCS roaming revenues were $80.7 million for 2001 as compared to $20.1 million for 2000, representing an increase of $60.6 million as a result of our expanded service area due to our build out. All of our 41 markets were commercially operational by mid-2001 as compared to 2000 when we were in the process of building out 36 of our markets. Cellular roaming revenue were $11.1 million for 2001 as compared to $8.0 million for 2000, representing an increase of $3.1 million and was primarily the result of higher usage in our service area. We believe that this is partially due to upgrading our cellular network to a TDMA technology.

  Merchandise sales

      Merchandise sales were $16.2 million for 2001 as compared to $11.5 million for 2000, representing an increase of $4.7 million that was primarily related to subscriber additions. PCS merchandise sales were $15.7 million for 2001 as compared to $10.5 million for 2000, representing an increase of $5.2 million and were due primarily to an increase in sales to new PCS subscribers that increased to 277,000 at December 31, 2001 from 126,000 at December 31, 2000. Cellular and paging merchandise sales were $.5 million for 2001 as compared to $1.0 million for 2000, representing a decrease of $.5 million due primarily to fewer new cellular and paging subscribers.

  Other revenues

      Other revenues were unchanged at $5.1 million for 2001 and 2000.

  Operating Expenses

                                              Year Ended December 31,
                                              -----------------------
                                                2001        2000
                                               --------    --------
                                               (In thousands)
                Cost of services............. $116,117    $ 46,034
                Merchandise cost of sales....   31,336      23,385
                General and administrative...   53,251      34,268
                Sales and marketing..........   71,110      38,500
                Non-cash stock compensation..    4,894       5,293
                Depreciation and amortization   55,755      43,466
                                               --------    --------
                    Total operating expenses. $332,463    $190,946
                                               ========    ========

      Cost of services was $116.1 million for 2001 as compared to $46.0 million for 2000, representing an increase of $70.1 million. PCS cost of services was $109.0 million for 2001 as compared to $37.6 million for 2000, representing an increase of $71.4 million, which primarily related to increased subscribers, roaming, the Sprint management fee, circuit and usage costs and cell site leases associated with the increase in coverage area and market expansion. We leased 800 PCS cell sites at December 31, 2001 as compared to 583 at December 31, 2000. Cellular and paging cost of services was $7.1 million for 2001 as compared to $8.4 million for 2000, representing a decrease of $1.3 million and was primarily related to a decrease in our cellular and paging subscriber base and renegotiated clearing house charges.

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

  Other Income/(Expense)

                                                Year Ended December 31,
                                                ----------------------
                                                  2001        2000
                                                 --------    --------
                                                  (In thousands)
             Interest Expense.................. $(39,353)   $(33,392)
             Interest income...................    6,609      10,324
             Gain on the sale of assets/markets    9,314      16,401
                                                 --------    --------
                 Total other expense........... $(23,430)   $ (6,667)
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

  Minority Interest in Subsidiaries

      Minority interest in losses of subsidiaries was $0 for 2001 and $1.3 million in 2000. The decrease in losses allocated to minority shareholders was due to the fact that such subsidiaries were wholly owned in 2001.

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

ITEM 7A.  Quantitative and Qualitative Disclosure About Market Risk

Quantitative and Qualitative Disclosure about Market Risk

      In the normal course of business, the Company's operations are exposed to interest rate risk on its credit facilities and any future financing requirements.

      At December 31, 2002, our outstanding long-term debt consisted of $400 million in US Unwired senior subordinated discount notes, $200 million in IWO senior notes, a $90 million draw against the US Unwired $170 million senior bank credit facility and a $213 million draw against the IWO Unwired $240 million bank senior credit facility. Interest on the US Unwired senior subordinated discount notes is fixed at 13 3/8% but does not begin to accrue until November 11, 2004. Interest on the IWO senior notes is fixed at 14% and is payable semi-annually on January 15 and July 15 of each year. We acquired IWO in April 2002. At December 31, 2002, the market value of the US Unwired senior subordinated discount notes was $15 million and the market value of the IWO senior notes was $25 million. At December 31, 2001, the market value of the US Unwired senior subordinated discount notes was estimated to be $280.0 million.

      Borrowings under the US Unwired senior bank credit facility totaled $90 million and borrowings under the IWO senior bank credit facility totaled $213 million at December 31, 2002. These borrowings bear interest at a variable rate. A 1% increase in interest rates in 2002 would have resulted in a $3 million increase in interest expense for the year ended December 31, 2002 of which $700,000 would relate to the US Unwired senior bank credit facility and $2.3 million to the IWO senior bank credit facility. A 1% increase in interest rates in 2001 would have resulted in a $500,000 increase in interest expense for the year ended December 31, 2001 for the US Unwired senior bank credit facility.

ITEM 8.  Financial Statements

      Our financial statements are listed under Item 14(a) of this annual report and are filed as part of this report on the pages indicated.

ITEM 9. Changes In And Disagreements With Accountants on Accounting And Financial Disclosure

      None.

                                   PART III

ITEM 10.  Directors And Executive Officers Of The Registrant

      The sections under the headings Election of Directors in the proxy statement for the annual meeting of stockholders currently scheduled to be held in June 2003 are incorporated herein by reference. See Item 4A. Executive Officers of the Registrant for information regarding our executive officers.

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

ITEM 14.  Controls and Procedures

      Within 90 days before the filing of this Report, the Company's principal executive officer and principal financial officer evaluated the effectiveness of the Company's disclosure controls and procedures. Base on the evaluation, the Company's principal executive officer and principal financial officer believe that:

    . the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and

    . the Company's disclosure controls and procedures were effective to ensure such information was accumulated and communicated to the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

  Changes in Internal Controls

      There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to their evaluation, nor have there been any corrective actions with regard to significant deficiencies or material weaknesses.

                                    PART IV

ITEM 15.  Exhibits, Financial Statements, Schedules, And Reports on Form 8-K

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

c.  Reports on Form 8-K

      On November 21, 2002, the Company filed a Current Report on Form 8-K containing the financial statements and related materials listed in Item 7 for IWO Holdings, Inc.

      On November 14, 2002, the Company filed a Current Report on Form 8-K containing its press release date November 14,2002 releasing the Company's third quarter operating results.

      On November 12, 2002, the Company filed a Current Report on Form 8-K containing an update to its Risk Factors applicable to an investment in the Company's securities, as set forth in Item 1, "Business-Investment Considerations" of the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

d. Exhibits

Exhibit
Number                                       Description of Exhibit
-------                                      ----------------------
  3.1   Third Restated Articles of Incorporation of US Unwired Inc. (Incorporated by reference to
        Exhibit 3.1 of Form 10-Q filed by the Registrant on May 9, 2002)

  3.2   By-Laws of US Unwired Inc. as amended on March 28, 2002. (Incorporated by reference to
        Exhibit 3.2 filed with the registrant's Quarterly Report on Form 10-Q filed by the Registrant on
        May 9, 2002)

  4.1   Indenture dated as of October 29, 1999 among US Unwired Inc., the Guarantors (as defined therein) and State Street Bank and Trust Company. (Incorporated by reference to the
        Registration statement on Form S-4, Registration Nos. 333-92271, 333-92271-01 and 333-92271-02,
        filed by US Unwired Inc., Louisiana Unwired, LLC and Unwired Telecom Corp. on December 7,
        1999)

Exhibit
Number                                        Description of Exhibit
-------                                       ----------------------
  4.2   Pledge and Security Agreement dated as of October 29, 1999 by and between Louisiana
        Unwired LLC and State Street Bank and Trust Company. (Incorporated by reference to the
        Registration statement on Form S-4, Registration Nos. 333-92271, 333-92271-01 and 333-92271-02,
        filed by US Unwired Inc., Louisiana Unwired, LLC and Unwired Telecom Corp. on December 7,
        1999)

  4.3   Supplemental Indenture dated as of March 11, 2002, among Georgia PCS Management, LLC and
        Georgia PCS Leasing, LLC, both Georgia limited liability companies and subsidiaries of US
        Unwired Inc., the other Guarantors and State Street Bank and Trust Company, as trustee under the indenture. (Incorporated by reference to Exhibit 4.i.d. of Form 10-Q filed by the Registrant on
        August 14, 2002)

  4.4   Amended and Restated Credit Agreement dated March 8, 2002 between US Unwired Inc. and lenders. (Incorporated by reference to Exhibit 4.1 of Form 8-K filed by the Registrant on March 21,
        2002)

  4.5   Waiver and Amendment dated May 1, 2002 to the Amended and Restated Agreement Credit
        Agreement dated March 8, 2002 between US Unwired Inc. and lenders. (Incorporated by reference to
        Exhibit 4.i.b. of Form 10-Q filed by the Registrant on August 14, 2002)

  4.6   Second Agreement Regarding Amendments to Loan Documents dated March 8, 2002 between US
        Unwired Inc. and lenders. (Incorporated by reference to Exhibit 4.i.c. of Form 10-Q filed by the
        Registrant on May 9, 2002)

  4.7   Intercreditor Agreement dated as of October 29, 1999 between CoBank, ACB and State
        Street Bank and Trust Company. (Incorporated by reference to the Registration statement on Form S-
        4, Registration Nos. 333-92271, 333-92271-01 and 333-92271-02, filed by US Unwired Inc.,
        Louisiana Unwired, LLC and Unwired Telecom Corp. on December 7, 1999)

  4.9   Indenture, dated as of February 2, 2001, among IWO Holdings, Inc., Independent Wireless One
        Corporation and Firstar Bank, N.A., as trustee for the Senior Notes

 4.10   Credit Agreement, dated as of December 20, 1999, among Independent Wireless One Corporation, as borrower, the lenders thereto from time to time, Chase Securities Inc., as book manager and lead arranger, First Union National Bank and BNP Paribas (as successor in interest to Paribas),as senior managing agents, UBS AG, Stamford Branch, as documentation agent, and The Chase Manhattan
        Bank, as administrative agent

   4.11 Amendment No. 1, dated as of June 30, 2000, to the Credit Agreement      , dated as of
        December 20, 1999, among Independent Wireless One Corporation, as borrower, the lenders thereto from time to time, Chase Securities Inc., as book manager and lead arranger, First Union National
        Bank and BNP Paribas (as successor in interest to Paribas),as senior managing agents, UBS AG,
        Stamford Branch, as documentation agent, and The Chase Manhattan Bank, as administrative agent

   4.12 Amendment No. 2, dated as of December 8, 2000, to the Credit Agreement      , dated as of
        December 20, 1999, among Independent Wireless One Corporation, as borrower, the lenders thereto from time to time, Chase Securities Inc., as book manager and lead arranger, First Union National
        Bank and BNP Paribas (as successor in interest to Paribas),as senior managing agents, UBS AG,
        Stamford Branch, as documentation agent, and The Chase Manhattan Bank, as administrative agent

   4.13 Registration Rights Agreement, dated April 1, 2002, by and among Issuer, US Unwired Inc. and
        IWO Holdings Inc. for certain registration rights of US Unwired common stock. . (Incorporated by reference to Exhibit 4.i.d. of Form 10-Q filed by the Registrant on August 14, 2002)

Exhibit
Number                                         Description of Exhibit
-------                                        ----------------------
   4.14 Registration Rights Agreement dated as of October 29, 1999 between US Unwired
        Inc. and The 1818 Fund, LP. (Incorporated by reference to the Registration statement on Form S-4,
        Registration Nos. 333-92271, 333-92271-01 and 333-92271-02, filed by US Unwired Inc., Louisiana
        Unwired, LLC and Unwired Telecom Corp. on December 7, 1999).

   4.15 Shareholders Agreement dated as of October 29, 1999 by and among US Unwired
        Inc., The 1818 Fund III, L.P. and the shareholders of US Unwired Inc. who are signatories thereto. (Incorporated by reference to the Registration statement on Form S-4,
        Registration Nos. 333-92271, 333-92271-01 and 333-92271-02, filed by US Unwired Inc., Louisiana
        Unwired, LLC and Unwired Telecom Corp. on December 7, 1999)

   4.16 First Amendment to Shareholders Agreement dated as of February 15, 2000 by and among US Unwired Inc., The 1818 Fund III, L.P., TCW Leveraged Income Trust, L.P.,
        TCW Leveraged Income Trust II, L.P., TCW Shared Opportunity Fund II, L.P., TCW
        Shared Opportunity Fund IIB, LLC, TCW Shared Opportunity Fund III, L.P.,
        TCW/Crescent Mezzanine Trust II, TCW/Crescent Mezzanine Partners II, L.P. and
        Brown University Third Century Fund. (Incorporated by reference to Amendment No. 2 to the
        Registration statement on Form S-4, Registration Nos. 333-92271, 333-92271-01 and 333-92271-02,
        filed by US Unwired Inc., Louisiana Unwired, LLC and Unwired Telecom Corp. on February 23,
        2000)

   4.17 Form of Second Amendment to Shareholders Agreement among US Unwired Inc.,
        The 1818 Fund III, L.P., TCW Leveraged Income Trust, L.P., TCW Leveraged Income Trust II, L.P.,
        TCW Shared Opportunity Fund II, L.P., TCW Shared Opportunity Fund IIB, LLC, TCW Shared
        Opportunity Fund III, L.P., TCW/Crescent Mezzanine Trust II, TCW/Crescent Mezzanine Partners
        II, L.P. and Brown University Third Century Fund, and the shareholders of US Unwired Inc. named therein. (Incorporated by reference to Amendment No. 1 to the Registration statement on Form S-1,
        Registration Nos. 333-33964 filed by US Unwired Inc. on May 11, 2000).

   4.18 Registration Rights Agreement, dated April 1, 2002, by and among the Registrant, and Investcorp
        IWO Limited Partnership, Ballet Limited, Denary Limited, Gleam Limited, Highlands Limited,
        Noble Limited, Outrigger Limited, Quill Limited, Radial Limited, Shoreline Limited, Zinnia
        Limited, Investcorp Investment Equity Limited, Alloway Limited, Carrigan Limited, Frankfort
        Limited, Paugus Limited, Wireless International Limited, Wireless Equity Limited, Wireless
        Holdings Limited, Wireless Investments Limited, IWO Equity Limited, IWO Investments Limited,
        Cellular Equity Limited, Mobile Holdings Limited, Wireless IIP Limited, Equity IWO Limited, New
        IWO Equity Limited, New Wireless IIP Limited, New Equity IWO Limited, Odyssey Investment
        Partners Fund, LP, Odyssey Coinvestors, LLC, Paribas North America Inc., TCW/Crescent
        Mezzanine Trust II, TCW/Crescent Mezzanine Partners II, LP, TCW Leveraged Income Trust, LP,
        TCW Leveraged Income Trust II, LP, TCW Leveraged Income Trust IV, LP, Solon Kandel, J.K.
        Hage III, Steven Nielsen, Delhi PCS Inc., Dry Brook Holdings LLC, MTC North Inc., Newport PCS
        Inc., Finger Lakes Technologies Group Inc., Adirondack Capital LLC, Cerberus Investments LP,
        Charles Lane, William L. Henning, Sr., Lena B. Henning, William L. Henning, Jr., John A. Henning,
        and Thomas G. Henning. (Incorporated by reference to Exhibit 4(i)(e) filed with the Registrant's
        Quarterly Report on Form 10-Q on August 14, 2002)

   4.19 Warrant Registration Rights Agreement, dated as of February 2, 2001, among IWO Holdings, Inc.
        and Credit Suisse First Boston Corporation (acting through an affiliate, Donaldson, Lufkin & Jenrette
        Securities Corporation), Chase Securities Inc., BNP Paribas Securities Corp. and UBS Warburg LLC
        as representatives of the initial purchasers of IWO Holdings, Inc.'s senior notes and warrants

Exhibit
Number                                          Description of Exhibit
-------                                         ----------------------
   4.20 Form of Standstill Agreement, dated as of December 19, 2001, by and among the Registrant and
        Ballet Limited, Denary Limited, Gleam Limited, Highlands Limited, Noble Limited, Outrigger
        Limited, Quill Limited, Radial Limited, Shoreline Limited, Zinnia Limited, Investcorp Investment
        Equity Limited, Investcorp IWO Limited Partnership, Alloway Limited, Carrigan Limited, Frankfort
        Limited, Paugus Limited, Wireless International Limited, Wireless Equity Limited, Wireless
        Holdings Limited, Wireless Investments Limited, IWO Equity Limited, IWO Investments Limited,
        Cellular Equity Limited, Mobile Holdings Limited, Wireless IIP Limited, Equity IWO Limited, New
        IWO Equity Limited, New Wireless IIP Limited, and New Equity IWO Limited. (Incorporated by
        reference to Exhibit 10.6 filed with the registration statement on Form S-4 filed by the Registrant on
        February 1, 2002, registration no. 333-81928.)

   10.1 Sprint PCS Management Agreement dated February 8, 1999 among Wirelessco, L.P., Sprint
        Spectrum L.P., SprintCom, Inc. and Louisiana Unwired LLC, including Sprint
        Trademark and Service Mark License Agreement and Sprint Spectrum Trademark and
        Service Mark License Agreement. (Incorporated by reference to Amendment No. 3 to the
        Registration statement on Form S-4, Registration Nos. 333-92271, 333-92271-01 and 333-92271-02,
        filed by US Unwired Inc., Louisiana Unwired, LLC and Unwired Telecom Corp. on March 1, 2000).

   10.2 Addendum I to Sprint PCS Management Agreement dated February 8, 1999 among Wirelessco, L.P.,
        Sprint Spectrum L.P., SprintCom, Inc. and Louisiana Unwired (Incorporated by reference to Exhibit
        10.4 of the Registration statement on S-4/A, Registration Nos. 333-9271, 333-92271-01, and
        333-92271-02, filed by US Unwired Inc. on Mach 1, 2000)

   10.3 Addendum II to Sprint PCS Management Agreement dated February 8, 1999 among
        Wirelessco, L.P., Sprint Spectrum L.P., SprintCom, Inc. and Louisiana Unwired (Incorporated by
        reference to Exhibit 10.4 of the Registration statement on S-4/A, Registration Nos. 333-9271,
        333-92271-01, and 33392271-02, filed by US Unwired Inc. on March 1, 2000)

   10.4 Addendum III to Sprint PCS Management Agreement dated February 8, 1999 among Wirelessco,
        L.P., Sprint Spectrum L.P., SprintCom, Inc. and Louisiana Unwired (Confidential treatment requested pursuant to Rule 406 under the Securities Act).

   10.5 Sprint PCS Management Agreement dated June 8, 1998 among Wirelessco, L.P.,
        Sprint Spectrum L.P., SprintCom, Inc. and Louisiana Unwired LLC, including Sprint
        Trademark and Service Mark License Agreement and Sprint Spectrum Trademark and
        Service Mark License Agreement. (Incorporated by reference to Amendment No. 3 to the
        Registration statement on Form S-4, Registration Nos. 333-92271, 333-92271-01 and 333-92271-02,
        filed by US Unwired Inc., Louisiana Unwired, LLC and Unwired Telecom Corp. on March 1, 2000).

   10.6 Addendum II, III and IV to Sprint PCS Management Agreement dated June 8, 1998 among
        Wirelessco, L.P., Sprint Spectrum L.P., SprintCom, Inc. and Louisiana Unwired LLC (Incorporated
        by reference to Exhibit 10.5 of the Registration statement on S-4/A, Registration Nos. 333-9271,
        333-92271-01, and 33392271-02, filed by US Unwired Inc. on March 1, 2000)

   10.7 Addendum V to Sprint PCS Management Agreement dated June 8, 1998 among
        Wirelessco, L.P., Sprint Spectrum L.P., SprintCom, Inc. and Louisiana Unwired (Incorporated by
        reference to Exhibit 10.15 of the Form 10-K filed by US Unwired Inc. on March 26, 2001)

   10.8 Sprint PCS Management Agreement dated as of January 7, 2000 among Wirelessco,
        L.P., Sprint Spectrum L.P., SprintCom, Inc. and Texas Unwired, including Sprint
        Trademark and Service Mark License Agreement and Sprint Spectrum Trademark and
        Service Mark License Agreement. (Incorporated by reference to Amendment No. 3 to the
        Registration statement on Form S-4, Registration Nos. 333-92271, 333-92271-01 and 333-92271-02,
        filed by US Unwired Inc., Louisiana Unwired, LLC and Unwired Telecom Corp. on March 1, 2000).

Exhibit
Number                                       Description of Exhibit
-------                                      ----------------------
  10.9  Addendum I to Sprint PCS Management Agreement dated as of January 7, 2000 among Wirelessco,
        L.P., Sprint Spectrum L.P., SprintCom, Inc. and Texas Unwired (Incorporated by reference to
        Exhibit 10.20 of the Registration statement on S-4/A, Registration Nos. 333-9271, 333-92271-01,
        and 33392271-02, filed by US Unwired Inc. on March 1, 2000)

  10.10 Addendum II to Sprint PCS Management Agreement dated January 7, 2000 among
        Wirelessco, L.P., Sprint Spectrum L.P., SprintCom, Inc. and Texas Unwired, L.P. (Incorporated by
        reference to Exhibit 10.15 of the Form 10-K filed by US Unwired Inc. on March 26, 2001)

  10.11 Amended and Restated Consent and Agreement dated as of March 8, 2002 between Sprint Spectrum
        L.P., SprintCom, Inc., Sprint Communications Company, L.P., Wirelessco, L.P. and CoBank, ACB.

  10.12 Sprint PCS Management Agreement, dated as of February 9, 1999, among Independent Wireless One
        Corporation, Sprint Spectrum L.P. and WirelessCo, L.P., as amended by Addendum I, Addendum II and Addendum III including Sprint Trademark and Service Mark License Agreement, Sprint
        Spectrum Trademark and Service Mark License Agreement and Sprint PCS Services Agreement.

  10.13 Consent and Agreement, dated as of December 17, 1999, between Sprint Spectrum L.P., Sprint
        Communications Company, L.P., WirelessCo, L.P. and The Chase Manhattan Bank, as
        administrative agent.

  10.14 Sprint PCS Management Agreement, dated as of June 8, 1998 among Georgia PCS Management
        LLC, Sprint Spectrum L.P. and SprintCom, Inc., including Sprint
        Trademark and Service Mark License Agreement, Sprint Spectrum Trademark and
        Service Mark License Agreement and Sprint PCS Services Agreement.

  10.15 Addendum II to Sprint PCS Management Agreement dated October 10, 2000 among among Georgia PCS Management LLC, Sprint Spectrum L.P. and SprintCom, Inc.

  10.16 Amended and Restated US Unwired Inc. 1999 Equity Incentive Plan. (Incorporated by reference to
        Form 10-K of US Unwired Inc. filed on March 26, 2001).

  10.17 Employment contract between US Unwired Inc. and William L. Henning, Jr. (Incorporated by
        reference to Form 10-K of US Unwired Inc. filed on March 26, 2001).

  10.18 Employment contract between US Unwired Inc. and Robert W. Piper (Incorporated by reference to
        Form 10-K of US Unwired Inc. filed on March 26, 2001).

  10.19 Employment contract between US Unwired Inc. and Thomas G. Henning (Incorporated by reference to Form 10-K of US Unwired Inc. filed on March 26, 2001).

  10.20 Employment contract between US Unwired Inc. and Jerry E. Vaughn (Incorporated by reference to
        Form 10-K of US Unwired Inc. filed on March 26, 2001).

  10.21 Employment agreement between IWO Holdings, Inc., Independent Wireless One Corporation and
        Steven M. Nielsen dated as of April 9, 2000

  10.22 Letter agreement between IWO Holdings, Inc., Independent Wireless One Corporation and Steven
        M. Nielsen dated as of September 20, 2000

  10.23 Amendment to employment agreement between IWO Holdings, Inc., Independent Wireless One
        Corporation and Steven M. Nielsen dated as of November 15, 2000

  10.24 Amendment to employment agreement between IWO Holdings, Inc., Independent Wireless One
        Corporation and Steven M. Nielsen dated as of December 19, 2001

  10.25 Stock option agreement between IWO Holdings, Inc. and Steven M. Nielsen dated April 9, 2000

Exhibit
Number                                        Description of Exhibit
-------                                       ----------------------
  10.26 Stock option agreement between IWO Holdings, Inc. and Steven M. Nielsen dated September 13,
        2000

  10.27 Loan and pledge agreement between IWO Holdings, Inc. and Steven M. Nielsen dated December 12,
        2000

  10.28 Employment Agreement between US Unwired Inc. and Michael D. Bennett (Incorporated by
        reference to Form 10-K of US Unwired Inc. filed on March 26, 2001).

  10.29 Amendment to Employee Agreement between US Unwired Inc. and Michael D. Bennett
        (Incorporated by reference to Form 10-K of US Unwired Inc. filed on March 26, 2001).

  10.30 Second Amendment to Employee Agreement between US Unwired Inc. and Michael D. Bennett

  10.31 Management and Construction Agreement dated as of January 1, 1999 by and
        Between US Unwired Inc. and Louisiana Unwired LLC. (Incorporated by reference to Amendment
        No. 2 to the Registration statement on Form S-4, Registration Nos. 333-92271, 333-92271-01 and
        333-92271-02, filed by US Unwired Inc., Louisiana Unwired, LLC and Unwired Telecom Corp. on
        February 23, 2000).

  10.32 Billing Agreement dated as of May 13, 1998 by and between Unibill Inc. and
        Louisiana Unwired LLC. (Incorporated by reference to Amendment No. 2 to the Registration statement on Form S-4, Registration Nos. 333-92271, 333-92271-01 and 333-92271-02, filed by US
        Unwired Inc., Louisiana Unwired, LLC and Unwired Telecom Corp. on February 23, 2000).

  10.33 Billing Agreement dated as of May 13, 1998 by and between Unibill Inc. and
        Unwired Telecom Corporation. (Incorporated by reference to Form 10-K of US Unwired Inc. filed on March 26, 2001).

  10.34 Billing Agreement dated as of May 13, 1998 by and between Unibill Inc. and
        Unwired Telecom Corporation. (Incorporated by reference to Form 10-K of US Unwired Inc. filed on March 26, 2001).

  10.35 Long Distance Agreement dated as of June 10, 1998 by and between Cameron
        Communications Corporation and US Unwired Inc. (Incorporated by reference to Form 10-K of US
        Unwired Inc. filed on March 26, 2001).

  10.36 Office lease dated October 1, 2000 between US Unwired Inc. and Xspedius Holding Corp.

  10.37 Office and warehouse lease dated March 1, 1998 and First Amendment to Office Lease dated July 1,
        2001 between US Unwired Inc. and Unibill Inc.

  21.1  Subsidiaries of US Unwired Inc.

  23.1  Consent of Ernst & Young LLP

  99.1  Certification by President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-
        Oxley Act of 2002

  99.2  Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 25, 2003.

                                          US Unwired Inc.

                                          By:  /S/  JERRY E. VAUGHN
                                            ------------------------------------
                                            Name: Jerry E. Vaughn
                                            Title: Chief Financial Officer

      Pursuant to the requirements of the Securities Act of 1934, this report has been signed on behalf of the registrant and in the capacities and on the date indicated:

          Signature                        Title                   Date
          ---------                        -----                   ----

    /S/  ROBERT W. PIPER       President, Chief Executive     March 25, 2003
-----------------------------    Officer and Director
       Robert W. Piper           (Principal Executive
                                 Officer)

    /S/  JERRY E. VAUGHN       Chief Financial                March 25, 2003
-----------------------------    Officer (Principal
       Jerry E. Vaughn           Financial Officer)

    /S/  DONALD LOVERICH       Corporate                      March 25, 2003
-----------------------------    Controller (Principal
       Donald Loverich           Accounting Officer)

/S/  WILLIAM L. HENNING, JR.   Chairman of the Board of       March 25, 2003
-----------------------------    Directors
   William L. Henning, Jr.

   /S/  THOMAS G. HENNING      Director                       March 25, 2003
-----------------------------
      Thomas G. Henning

 /S/  CHRISTOPHER J. STADLER   Director                       March 25, 2003
-----------------------------
   Christopher J. Stadler

   /S/  LAWRENCE C. TUCKER     Director                       March 25, 2003
-----------------------------
     Lawrence C. Tucker

  /S/  HENRY P. HEBERT, JR.    Director                       March 25, 2003
-----------------------------
    Henry P. Hebert, Jr.

   /S/  THOMAS J. SULLIVAN     Director                       March 25, 2003
-----------------------------
     Thomas J. Sullivan

   /S/  HARLEY M. RUPPERT      Director                       March 25, 2003
-----------------------------
      Harley M. Ruppert

                                 CERTIFICATION

I, Robert W. Piper, certify that:

1.  I have reviewed this annual report on Form 10-K of US Unwired Inc.:

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 25, 2003
                                          US Unwired Inc.

                                          By: /S/   ROBERT W. PIPER
                                             -----------------------------------
                                             Robert W. Piper
                                             President, Chief Executive Officer
                                             and Director (Principal Executive
                                             Officer)

                                 CERTIFICATION

I, Jerry E. Vaughn, certify that:

1.  I have reviewed this annual report on Form 10-K of US Unwired Inc.:

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 25, 2003
                                          US Unwired Inc.

                                          By: /S/   JERRY E. VAUGHN
                                             -----------------------------------
                                             Jerry E. Vaughn
                                             Chief Financial Officer

                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES

                                                                            Page
                                                                            ----
Report of independent auditors............................................. F-2
Consolidated balance sheets at December 2002 and 2001...................... F-3
For each of the three years in the period ended December 31, 2002:
    Consolidated statements of operations.................................. F-4
    Consolidated statements of stockholders' equity (deficit).............. F-5
    Consolidated statements of cash flows.................................. F-6
Notes to consolidated financial statements................................. F-7
Schedule for each of the three years in the period ended December 31, 2002:
    II--Valuation and qualifying accounts and reserves..................... S-1

                        REPORT OF INDEPENDENT AUDITORS

Board of Directors
US Unwired Inc.

      We have audited the accompanying consolidated balance sheets of US Unwired Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the index at Item 15(b). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of US Unwired Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As discussed in Note 3 to the consolidated financial statements, effective January 1, 2002 the Company changed its method of accounting for goodwill.

      The accompanying financial statements have been prepared assuming that US Unwired Inc. will continue as a going concern. As more fully described in Note 2, the Company has incurred recurring operating losses and expects to fail to comply with certain financial covenants of its bank credit facilities in 2003. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                          /s/ ERNST & YOUNG LLP

Houston, Texas
March 28, 2003

                       US UNWIRED INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                     (In thousands, except per share data)

                                                                                                As of
                                                                                            December 31,
                                                                                        --------------------
                                                                                           2002       2001
                                                                                        ---------  ---------
                                      ASSETS
Current Assets:
    Cash and cash equivalents.......................................................... $  61,985  $ 100,589
    Restricted cash and US Treasury securities at amortized cost--held to maturity.....    33,218         --
    Subscriber receivables, net of allowance for doubtful accounts of $7,123 and
       $3,402..........................................................................    47,727     30,011
    Other receivables..................................................................     2,661     10,042
    Inventory..........................................................................     5,315      7,691
    Prepaid expenses...................................................................    15,077      9,373
    Receivables from related parties...................................................       681        705
    Receivables from officers..........................................................       101        138
                                                                                        ---------  ---------
          Total current assets.........................................................   166,765    158,549

Property and equipment, net............................................................   484,014    255,761
Restricted cash........................................................................     8,000         --
Goodwill...............................................................................    51,961     26,447
Intangible assets, net.................................................................    78,292      6,393
Note receivable from unconsolidated affiliate..........................................     1,811      1,735
Other assets...........................................................................    40,587     25,649
                                                                                        ---------  ---------
      Total assets..................................................................... $ 831,430  $ 474,534
                                                                                        =========  =========
                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Accounts payable................................................................... $  28,301  $  26,602
    Accrued expenses...................................................................    67,665     27,156
    Current maturities of long-term debt...............................................     5,018        693
                                                                                        ---------  ---------
          Total current liabilities....................................................   100,984     54,451
Long-term debt, net of current maturities..............................................   762,202    338,675
Deferred gain..........................................................................    34,581     38,216
Investments in and advances to unconsolidated affiliates...............................     3,901      3,554
Stockholders' equity (deficit):
   Common stock, $0.01 par value:
       Class A: Authorized 500,000 shares; issued and outstanding 128,832 shares in
          2002 and 27,760 in 2001......................................................     1,288        278
       Class B: Authorized 300,000 shares; no issued and outstanding shares in 2002
          and 56,600 shares in 2001....................................................        --        566
Additional paid-in capital.............................................................   657,459    185,127
Retained deficit.......................................................................  (728,811)  (146,333)
Promissory note........................................................................      (174)        --
                                                                                        ---------  ---------
          Total stockholders' equity (deficit).........................................   (70,238)    39,638
                                                                                        ---------  ---------
          Total liabilities and stockholders' equity (deficit)......................... $ 831,430  $ 474,534
                                                                                        =========  =========

                            See accompanying notes.

                       US UNWIRED INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In thousands, except per share data)

                                                                              Years Ended December 31,
                                                                           ------------------------------
                                                                              2002       2001      2000
                                                                           ----------  --------  --------
Revenues:
Service revenues:
   Subscriber............................................................. $  328,233  $146,022  $ 68,345
   Roaming................................................................    184,718    91,829    28,079
   Merchandise sales......................................................     18,544    16,243    11,517
   Management fees........................................................        253     3,245     3,972
   Other revenue..........................................................      2,332     1,835     1,138
                                                                           ----------  --------  --------
       Total revenues.....................................................    534,080   259,174   113,051
Operating expenses:
   Cost of services.......................................................    239,644   116,117    46,034
   Merchandise cost of sales..............................................     37,430    31,336    23,385
   General and administrative.............................................    142,802    53,251    34,268
   Sales and marketing....................................................    107,523    71,110    38,500
   Non-cash stock compensation............................................      4,672     4,894     5,293
   Depreciation and amortization..........................................    110,768    55,755    43,466
   Impairment of goodwill.................................................    214,191        --        --
   Impairment of intangible assets........................................    188,330        --        --
                                                                           ----------  --------  --------
       Total operating expenses...........................................  1,045,360   332,463   190,946
                                                                           ----------  --------  --------
Operating loss............................................................   (511,280)  (73,289)  (77,895)
Other (expense) income:
   Interest expense.......................................................    (74,197)  (39,353)  (33,392)
   Interest income........................................................      2,866     6,609    10,324
   Gain on sale of assets.................................................          3     9,314    16,401
                                                                           ----------  --------  --------
       Total other expense................................................    (71,328)  (23,430)   (6,667)
                                                                           ----------  --------  --------
Loss before income taxes, minority interest, equity in income (losses) of
   affiliates and extraordinary item......................................   (582,608)  (96,719)  (84,562)
Income tax benefit........................................................       (781)   (1,868)   (5,066)
                                                                           ----------  --------  --------
Loss before minority interest, equity in income (losses) of affiliates and
   extraordinary item.....................................................   (581,827)  (94,851)  (79,496)
Minority interest in losses of subsidiaries...............................         --        --     1,268
Equity in income (losses) of affiliates...................................       (651)   (2,760)      673
                                                                           ----------  --------  --------
Loss from continuing operations...........................................   (582,478)  (97,611)  (77,555)
Gain on disposal of discontinued operations, net of income tax expense of
   $5,066 in 2000.........................................................         --        --     7,547
Extraordinary item--early extinguishment of debt..........................         --        --      (238)
                                                                           ----------  --------  --------
Net loss..................................................................   (582,478)  (97,611)  (70,246)
Preferred stock dividends.................................................         --        --    (5,000)
                                                                           ----------  --------  --------
Loss available to common stockholders..................................... $ (582,478) $(97,611) $(75,246)
                                                                           ==========  ========  ========
Basic and diluted (loss) earnings per common share:
   Continuing operations.................................................. $    (4.93) $  (1.17) $  (1.08)
   Discontinued operations................................................         --        --       .10
   Extraordinary loss.....................................................         --        --        --
                                                                           ----------  --------  --------
      Net loss per common share........................................... $    (4.93) $  (1.17) $  (0.98)
                                                                           ==========  ========  ========
Weighted average outstanding common shares................................    118,194    83,310    71,777
                                                                           ==========  ========  ========

                            See accompanying notes.

                       US UNWIRED INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                (In thousands)

                                                                  Accumulated
                                      Class A Class B Additional     Other     Retained
                                      Common  Common   Paid-in   Comprehensive Earnings   Promissory
                                       Stock   Stock   Capital   Income (Loss) (Deficit)    Notes      Total
                                      ------- ------- ---------- ------------- ---------  ---------- ---------
Balance at December 31, 1999......... $   --   $ 600   $  2,147     $   474    $  25,364    $  --       28,585
Stock compensation...................     --      --      5,293          --           --       --        5,293
Preferred dividends..................     --      --      5,000          --       (5,000)      --           --
Issuance of common stock, net of
   offering costs....................     80      --     80,540          --           --       --       80,620
Conversion of series A preferred
   stock.............................     --     100     49,900          --           --       --       50,000
Conversion of series B preferred
   stock.............................     10      --      4,990          --           --       --        5,000
Conversion of Class B common stock
   to Class A common stock...........     39     (39)        --          --           --       --           --
Unrealized gain on marketable
   securities........................     --      --         --         802           --       --          802
Net loss.............................     --      --         --          --      (70,246)      --      (70,246)
                                                                                                     ---------
Comprehensive loss...................     --      --         --          --           --       --      (69,444)
                                      ------   -----   --------     -------    ---------    -----    ---------
Balance at December 31, 2000.........    129     661    147,870       1,276      (49,882)      --      100,054
                                      ------   -----   --------     -------    ---------    -----    ---------
Exercise of stock options............      4      --      1,752          --           --       --        1,756
Stock compensation...................     --      --      4,893          --           --       --        4,893
Purchase of minority interests.......     50      --     30,612          --        1,160       --       31,822
Conversion of class B common stock
   to class A common stock...........     95     (95)        --          --           --       --           --
Change is unrealized gain on
   marketable securities.............     --      --         --      (1,276)          --       --       (1,276)
Net loss.............................     --      --         --          --      (97,611)      --      (97,611)
                                                                                                     ---------
Comprehensive loss...................     --      --         --          --           --       --      (98,887)
                                      ------   -----   --------     -------    ---------    -----    ---------
Balance at December 31, 2001.........    278     566    185,127          --     (146,333)      --       39,638
Issuance of common stock in merger
   with Georgia PCS, LLC.............     54      --     28,337          --           --       --       28,391
Issuance of common stock in merger
   with IWO Holdings, Inc............    389      --    389,438          --           --       --      389,827
Exercise of stock options............      1      --        281          --           --       --          282
Stock compensation...................     --      --      4,672          --           --       --        4,672
Stock options and warrants assumed in
   merger with IWO Holdings,
   Inc...............................     --      --     49,410          --           --       --       49,410
Conversion of class B common stock
   to class A common stock...........    566    (566)        --          --           --       --           --
Promissory notes assumed from the
   merger with IWO Holdings,
   Inc...............................     --      --        194          --           --     (194)          --
Payment received on promissory
   notes.............................     --      --         --          --           --       20           20
Net loss.............................     --      --         --          --     (582,478)      --     (582,478)
                                      ------   -----   --------     -------    ---------    -----    ---------
Balance at December 31, 2002......... $1,288   $  --   $657,459     $    --    $(728,811)   $(174)   $ (70,238)
                                      ======   =====   ========     =======    =========    =====    =========

                            See accompanying notes.

                       US Unwired Inc. and Subsidiaries
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                                 Years ended December 31,
                                                                                             -------------------------------
                                                                                                2002       2001       2000
                                                                                             ---------  ---------  ---------
Cash flows from operating activities
Net loss.................................................................................... $(582,478) $ (97,611) $ (70,246)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
  Depreciation and amortization.............................................................   115,360     55,755     43,466
  Impairment of goodwill....................................................................   214,191         --         --
  Impairment of intangible assets...........................................................   188,330         --         --
  Accretion of debt discount................................................................    39,361     33,683     29,642
  Gain on sale of assets....................................................................       (35)    (9,314)   (29,014)
  Equity in (income) losses of affiliates...................................................       651      2,760       (673)
  Non-cash stock compensation...............................................................     4,672      4,894      5,293
  Interest income on restricted cash in escrow..............................................        --       (101)      (250)
  Discontinued operations--noncash charges and changes in operating assets and liabilities..        --         --      1,204
  Minority interest.........................................................................        --         --     (1,268)
  Deferred tax benefit......................................................................        --         --     (2,407)
  Extinguishment of debt....................................................................        --         --        238
Changes in operating assets and liabilities, net of acquisitions, disposals and discontinued
   operations:
  Subscriber receivables....................................................................    (4,305)   (21,186)    (2,490)
  Other receivables.........................................................................     8,345      5,092     (4,209)
  Inventory.................................................................................     5,485     (3,174)     2,115
  Prepaid expenses..........................................................................    (2,138)    (1,221)    (2,132)
  Income tax receivable.....................................................................        --         --     10,296
  Receivables/payables--related parties.....................................................       454       (398)       (95)
  Other assets..............................................................................     6,125     (3,934)      (520)
  Accounts payable..........................................................................   (17,968)      (100)     7,066
  Accrued expenses..........................................................................     5,091     17,727      9,152
  Deferred (gain) liability.................................................................    (4,491)    (5,689)    16,531
                                                                                             ---------  ---------  ---------
Net cash provided by (used in) operating activities.........................................   (23,350)   (22,817)    11,699
                                                                                             ---------  ---------  ---------
Cash flows from investing activities
Purchases of property and equipment.........................................................  (122,608)  (106,499)  (158,886)
Acquisition of businesses, net of cash acquired.............................................   (61,713)        --         --
Purchases of marketable securities..........................................................        --    (12,544)  (217,321)
Proceeds from maturities and sales of marketable securities.................................    66,967    176,705    194,138
Proceeds from sale of assets................................................................    10,319     45,030     39,818
Distributions from unconsolidated affiliates................................................       792        636        509
Investments in unconsolidated affiliates....................................................    (1,491)    (1,902)    (1,982)
Purchase of licenses & subscriber base......................................................        --       (666)    (3,153)
Proceeds from restricted cash...............................................................    10,449      5,753         --
Proceeds from the sale of discontinued operations...........................................        --         --     11,522
Cash contributions from minority shareholder................................................        --         --        940
Net cash provided by (used in) investing activities.........................................   (97,285)   106,513   (134,415)
                                                                                             ---------  ---------  ---------
Cash flows from financing activities
Proceeds from long-term debt................................................................    83,184      1,822     52,295
Principal payment on long-term debt.........................................................      (693)    (1,673)   (14,321)
Debt issuance cost..........................................................................      (762)      (148)      (437)
Proceeds from exercised options.............................................................       282      1,756         --
Proceeds from payment on promissory notes...................................................        20         --         --
Net proceeds form the issuance of common stock..............................................        --         --     80,620
Proceeds from issuance of preferred stock...................................................        --         --      5,000
                                                                                             ---------  ---------  ---------
Net cash provided by financing activities...................................................    82,031      1,757    123,157
                                                                                             ---------  ---------  ---------
Net change in cash and cash equivalents.....................................................   (38,604)    85,453        441
Cash and cash equivalents at beginning of year..............................................   100,589     15,136     14,695
                                                                                             ---------  ---------  ---------
Cash and cash equivalents at end of year.................................................... $  61,985  $ 100,589  $  15,136
                                                                                             =========  =========  =========
Supplemental cash flow disclosures
Cash paid for interest...................................................................... $  26,162  $   5,232  $   4,181
                                                                                             =========  =========  =========
Cash paid for income taxes..................................................................        --         --  $      23
                                                                                             =========  =========  =========
Non-cash activities
Conversion of mandatory redeemable preferred stock to common stock.......................... $      --  $      --  $  55,000
                                                                                             =========  =========  =========
Property purchases in accounts payable...................................................... $   3,399  $  12,681  $   8,217
                                                                                             =========  =========  =========
Distribution of fixed assets from unconsolidated affiliate.................................. $      --  $      --  $  14,995
                                                                                             =========  =========  =========
Distribution of long-term debt and capital lease obligation from unconsolidated affiliate... $      --  $      --  $  21,612
                                                                                             =========  =========  =========

                            See accompanying notes.

                       US UNWIRED INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 2002

1.  Description of Business and Summary of Significant Accounting Policies

  Description of Organization

      US Unwired Inc. (the Company) is principally engaged in the ownership and operation of wireless communications systems in the Gulf States and Northeast regions of the United States. The Company is a network partner of Sprint PCS and has the exclusive right to provide digital PCS services under the Sprint and Sprint PCS brand names within the Company's service areas. Additionally, the Company provides cellular and paging services in parts of southwest Louisiana.

      US Unwired is comprised of three wholly owned subsidiaries: Louisiana Unwired LLC ("Louisiana Unwired"), IWO Holdings, Inc. ("IWO") and Unwired Telecom Corporation ("Unwired Telecom"). Louisiana Unwired and IWO provide PCS telecommunication services, and Unwired Telecom provides cellular and paging telecommunications service.

      On March 8, 2002, the Company acquired 100% of the ownership interest of Georgia PCS Management, LLC (Georgia PCS) for approximately $84.5 million. Georgia PCS's service area consists of a total population of approximately 1.4 million residents. The Company's operating results include the operating results of Georgia PCS since the date of acquisition, March 8, 2002.

      On April 1, 2002, the Company acquired 100% of the ownership interest in IWO for approximately $446.0 million in Company stock. IWO's service area consists of a total population of approximately 6.3 million residents. The excess of the purchase price over the fair value of the net identifiable assets has been allocated to goodwill. The Company's operating results include the operating results of IWO from date of acquisition, April 1, 2002.

  Consolidation Policy

      The consolidated financial statements include the accounts of US Unwired Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation. Losses of subsidiaries attributable to minority shareholders in excess of the minority shareholders interest in the equity capital of the subsidiary are not eliminated in consolidation.

  Cash Equivalents

      The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

  Investment Securities

      The Company's restricted and unrestricted investments consisted of debt securities. In accordance with SFAS No. 115, debt securities have been classified in the accompanying consolidated

                       US UNWIRED INC. AND SUBSIDIARIES

                               December 31, 2002

balance sheets as held-to-maturity securities and are reported at amortized cost. On December 27, 2002, the Company sold, prior to maturity the remaining securities in its unrestricted held-to-maturity portfolio as the Company determined that IWO's anticipated short-term cash needs would not permit maturation (See Note 6) Market value is determined by quoted market prices.

  Inventory

      Inventory consists of PCS and analog telephones, pagers and related accessories and is carried at cost. Cost is determined by the weighted average moving method, which approximates the first-in, first-out method.

  Property and Equipment

      Property and equipment is stated at cost and depreciated is provided on a straight-line basis over the estimated useful lives of the assets as follows:

                                                           Years
                                                          -------
              Buildings and building improvements........   39
              Leasehold improvements..................... 5 to 10
              Facilities and equipment................... 7 to 10
              Furniture, fixtures, computers and vehicles 3 to 7

      Depreciation expense was approximately $70.0 million, $46.2 million and $38.8 million for the years ended December 31, 2002, 2001 and 2000, respectively.

      The Company leases certain facilities and equipment under capital leases. Assets recorded under capital leases are amortized over the lives of the respective leases and such amortization is included in depreciation expense. Assets under these obligations, totaled $6.6 million (which is net of accumulated amortization of $1.7 million) at December 31, 2002, are included in facilities and equipment.

  Goodwill and Intangibles

      Prior to the adoption of SFAS 142 and 144 effective January 1, 2002, the Company assessed long-lived assets for impairment under Statement of Financial Accounting Standards (SFAS) 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS 121 required that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company periodically evaluated the recoverability of the carrying amounts of its licenses and property and equipment in each market, as well as the depreciation and amortization periods based on estimated undiscounted future

                       US UNWIRED INC. AND SUBSIDIARIES

                               December 31, 2002

cash flows and other factors to determine whether current events or circumstances warrant reduction of the carrying amounts or acceleration of the related amortization period. If such assets were considered to be impaired, the impairment to be recognized was measured by the amount by which the carrying amount of the assets exceeded the fair value of the assets. Assets to be disposed of were reported at the lower of the carrying amount or fair value less costs to sell.

      Effective January 1, 2002, the Company assesses impairment of long-lived assets and goodwill in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and SFAS No. 142, "Goodwill and Other Intangible Assets," respectively. SFAS No. 144 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. SFAS No. 142 requires annual tests for impairment of goodwill and intangible assets that have indefinite useful lives and interim tests when an event has occurred that more likely than not has reduced the fair value of such assets.

  Licenses

      Licenses consist primarily of costs incurred in connection with the Company's acquisition of PCS licenses and systems. These assets are recorded at cost and amortized using the straight-line method over an estimated useful life of 20 years. Accumulated amortization was approximately $3.1 million and $2.4 million at December 31, 2002 and 2001, respectively.

  Deferred Financing Costs

      Deferred financing costs include costs incurred in connection with the issuance of the Company's long-term debt. These costs are amortized over the terms of the related debt using the interest method. Accumulated amortization expense was approximately $6.2 million and $2.8 million at December 31, 2002 and 2001, respectively.

  Investments in Unconsolidated Affiliates

      The Company's investments in less than majority-owned affiliated companies are accounted for using the equity method and equity in earnings (losses) are reported as equity in income (losses) of affiliates.

                       US UNWIRED INC. AND SUBSIDIARIES

                               December 31, 2002


  Revenue Recognition

      The Company earns revenue by providing access to and usage of its PCS, cellular and paging networks and sales of PCS, cellular and paging merchandise. Subscriber revenue consists primarily of a basic service plan (where the customer purchases a pre-allotted number of minutes for voice and/or data transmission); airtime (which consists of billings for minutes that either exceed or are not covered by the basic service plan); long distance; and charges associated with travel outside our service area. Travel revenue is generated on a per minute basis when a Sprint PCS subscriber outside of our markets uses the Company's service when traveling through our markets. Foreign roaming revenue is generated when a non-Sprint PCS customer uses the Company's service when traveling through the Company's markets. Revenues are recognized when amounts are considered to be earned under the respective service plans and collection of such amounts is considered probable.

      Sprint retains 8% of collected service revenues from subscribers based in the Company's service area and for revenue generated when a non-Sprint PCS subscriber uses the Company's service traveling through the Company's service area. The amount of affiliation fees retained by Sprint PCS is recorded as a General and Administrative expense. Revenues derived from the sale of handsets and accessories by the Company and from certain roaming services (outbound roaming and roaming revenues from Sprint PCS and its PCS network partner subscribers) are not subject to the 8% affiliation fee from Sprint PCS.

      Revenues from the sales of merchandise, primarily wireless handsets and accessories, represent a separate earnings process and are recognized at the time of the customer purchase. These revenues and related costs are included in merchandise sales and cost of sales, respectively. The Company reduces recorded revenue for rebates and discounts given to subscribers on wireless handsets sales in accordance with Emerging Issues Task Force ("EITF") Issue No. 01-9 "Accounting for Consideration Given by a Vendor to a Subscriber (Including a Reseller of the Vendor's Products)."

      Activation fee revenue is recognized over the periods such revenue is earned in accordance with the current interpretations of SEC Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, as amended. Accordingly, activation fee revenue and direct customer activation expense has been deferred and are recognized over the average life for those customers (15-24 months) that are assessed an activation fee. The Company defers direct activation expenses only to the extent of the activation fee revenues. As of December 31, 2002, the Company has deferred $9.9 million of activation fee revenue and $6.3 million in direct customer activation costs to future periods.

  Advertising Costs

      Advertising costs are charged to expenses as incurred. For the years ended December 31, 2002, 2001 and 2000, approximately $32.6 million $17.4 million, and $14.0 million, respectively, of advertising costs were incurred.

                       US UNWIRED INC. AND SUBSIDIARIES

                               December 31, 2002


  Commissions

      Commissions are paid to the Company's sales staff and local and national retailers for new subscribers. The Company also reimburses certain retailers for the difference between the cost of a handset and the sales price when the handset is sold below cost. Because the new subscriber must meet certain criteria, such as a minimum time period, commissions and handset subsidies may be paid in periods subsequent to the actual date the subscriber is activated. The Company reserves for commissions and handset subsidies payable in future periods.

  Income Taxes

      The Company accounts for deferred income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

  Earnings (Loss) per Common Share

      Earnings (loss) per common share are calculated by dividing net loss by the weighted average number of shares outstanding during the year. The effect of options and preferred stock have not been included in the computation of diluted earnings per share because the Company was in a net loss position and, therefore, the effect would have been antidilutive.

  Stock Compensation Arrangements

      The Company accounts for its stock compensation arrangements under the provisions of APB 25, Accounting for Stock Issued to Employees.

      Had compensation expense for the Company's stock option plan been determined in accordance with SFAS No. 123, the Company's net loss and basic and diluted net loss per share of common stock for each of the three years in the period ended December 31, 2002 would have been:

                                                                  Year ended December 31,
                                                              ------------------------------
                                                                 2002       2001      2000
                                                              ---------  ---------  --------
Net loss
    As reported.............................................. $(582,478) $ (97,611) $(70,246)
    Add recorded non-cash stock compensation.................     4,672      4,894     5,293
    Less non-cash stock compensation in accordance with SFAS
       No. 123...............................................    (8,798)    (8,018)   (8,493)
                                                              ---------  ---------  --------
    Pro forma................................................ $(586,604) $(100,735) $(73,446)
                                                              =========  =========  ========
Basic and diluted net loss per share of common stock
    As reported.............................................. $   (4.93) $   (1.17) $  (0.98)
                                                              =========  =========  ========
    Pro forma................................................ $   (4.96) $   (1.21) $  (1.02)
                                                              =========  =========  ========

                       US UNWIRED INC. AND SUBSIDIARIES

                               December 31, 2002

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

  Reclassifications

      Certain reclassifications have been made to the 2001 and 2000 financial statements to conform to the 2002 presentation.

  New Accounting Pronouncements

      In July 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 provides new guidance on the recognition of costs associated with exit or disposal activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS No. 146 supercedes previous accounting guidance provided by the EITF 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." EITF 94-3 required recognition of costs at the date of commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

      In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Among other things, this statement rescinds FASB Statement No. 4,"Reporting Gains and Losses from Extinguishment of Debt" which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in

                       US UNWIRED INC. AND SUBSIDIARIES

                               December 31, 2002

Accounting Principles Board ("APB") APB Opinion No. 30, "Reporting the Results of Operations-- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", will now be used to classify those gains and losses. The adoption of the statement is not expected to have a material effect on the Company's consolidated financial statements.

2.  Liquidity and Current Business Plans

      The Company's operating and financial results have been adversely affected by (i) a highly competitive wireless market, (ii) further increased penetration of the potential customer universe, (iii) decreases in wireless pricing, (iv) a general weakening of the economy, and (v) challenges in our affiliate relationship with Sprint PCS. These changes have had, and if they continue will have, an adverse impact on the Company's ability to meet future obligations under its highly leveraged capital structure. These changes have also caused the Company to review its business plans for US Unwired and IWO.

  The Company's Highly Leveraged Capital Structures

      US Unwired has a senior bank credit facility and senior subordinated discount notes. IWO has a senior bank credit facility and senior notes. US Unwired and IWO entered into these prior to the acquisition. Under the terms of these debt instruments, funds available under the US Unwired debt can only be used by US Unwired, and funds available under the IWO debt can only be used by IWO. US Unwired is not obligated for the payment of IWO's debt, and IWO is not obligated for the payment of US Unwired's debt.

  US Unwired Liquidity

      The Company continues to analyze and update US Unwired's business plan based on constantly changing wireless market conditions and its Sprint PCS relationship. We believe that US Unwired will have sufficient cash to satisfy US Unwired's working capital needs and capital expenditures through 2003.

      As of December 31, 2002, US Unwired had $27.0 million in cash and cash equivalents. At December 31, 2002, the Company had additional borrowing availability under the US Unwired senior bank credit facility of $75.3 million.

      As of December 31, 2002, US Unwired's indebtedness consisted of $90.0 million related to the US Unwired senior bank credit facility, $315.7 million under the US Unwired senior subordinated discount notes and $11.3 million in capital leases, promissory notes and vendor financing, for a total of $417.0 million. US Unwired is scheduled to make the first of its quarterly installments on the US Unwired senior bank credit facility in June 2003, and to make payments of accrued interest on the US Unwired senior subordinated discount notes in May 2005.

                       US UNWIRED INC. AND SUBSIDIARIES

                               December 31, 2002


      The current US Unwired business model indicates that it will fail to comply with certain financial covenants of the US Unwired senior bank credit facility in 2003, and the Company has initiated discussions with its banking group to amend these covenants. However, there can be no assurance that the Company will be able to successfully negotiate amendments on terms acceptable to the banking group and the Company. Should acceptable amendments not be made, the banking group may elect to deny the Company access to the remaining available funds under the US Unwired senior bank credit facility. Under such circumstances, the Company believes that it will have sufficient cash to fund operations, debt service and capital requirements in 2003 without additional borrowing. The banking group may also elect to accelerate repayment of the US Unwired senior bank credit facility. Under such circumstances, this acceleration will serve to trigger a default in the US Unwired senior subordinated discount notes. Should this occur, both the holders of the US Unwired senior bank credit facility and US Unwired senior subordinated discount notes may demand immediate payment for all outstanding indebtedness, and the Company would not have sufficient cash to pay the accelerated amount.

      As of the date of this filing, the Company is unable to express a belief on whether it will have sufficient liquidity in 2004 and beyond, which will depend on a number of factors including changes in the wireless market; results of 2003 operations; its relationships with Sprint PCS, major vendors and its lenders; and acceptable amended terms of the US Unwired senior bank credit facility.

      Considering the expected covenant violations in 2003 and the actions that may result from such covenant violations and the operating losses incurred to date, there is substantial doubt about US Unwired's ability to continue as a going concern.

  IWO Liquidity

      The Company has been unable to develop a business plan for IWO that provides sufficient liquidity in 2003 and has engaged in discussions with the holders of the IWO senior bank credit facility and the holders of the IWO senior notes regarding restructuring of IWO.

      As of December 31, 2002, IWO had $35.0 million in cash and cash equivalents and $41.2 million in restricted cash. Total availability in revolving loans under the IWO senior bank credit facility was $25.2 million. As of December 31, 2002, IWO indebtedness consisted of $213.2 million related to the IWO senior bank credit facility and $137.0 million related to the IWO senior notes for a total of $350.2 million. A portion of the original proceeds of the IWO senior notes offering was set aside as restricted cash to make the first six scheduled interest payments on IWO senior notes through January 2004. Repayment of the IWO senior bank credit facility commences in March 2004.

      Although IWO was in compliance with all financial covenants under the IWO senior bank credit facility at December 31, 2002, the Company believes that IWO will violate certain covenants of

                       US UNWIRED INC. AND SUBSIDIARIES

                               December 31, 2002

the IWO senior bank credit facility in 2003. Moreover, because of the developments in IWO's business referred to above, we believe it is likely the IWO bank group will elect not to make the remaining $25.2 million of its revolving credit facility available to the Company. Without the remaining $25.2 million, IWO will not have sufficient liquidity through 2003. The Company is in discussions with the IWO banking group and the IWO note holders to arrive at an acceptable restructuring to preserve IWO liquidity. IWO, holders of the IWO senior bank credit facility and holders of the IWO senior notes have all retained advisors to assist in evaluating alternatives for IWO liquidity.

      Without sufficient liquidity, IWO will reduce capital expenditures for network expansion required for compliance under the IWO management agreement. Failure to complete the build-out of the IWO service area will place the Company in violation of the IWO management agreement. As a result, Sprint PCS could declare IWO in default and take action up to and including termination of the IWO management agreement.

      A default under the IWO senior bank credit facility does not result in IWO being in default under the IWO senior notes. Should IWO be unable to amend the senior bank credit facility or obtain waivers for any violated restricted covenants, the holders of IWO senior bank credit facility can place IWO in default, restrict any remaining future borrowing capacity and accelerate repayment of the senior bank credit facility. Should the holders of IWO senior bank credit facility place IWO in default and accelerate repayment, that acceleration will serve to trigger a default in the IWO senior notes. Should this occur, both the holders of the IWO senior bank credit facility and the holders of the IWO senior notes may demand immediate payment of all outstanding indebtedness. If the indebtedness is accelerated, IWO does not have sufficient cash to repay its indebtedness. As a result, IWO would be forced to seek protection under bankruptcy.

      Due to restrictions in the US Unwired debt instruments, US Unwired cannot provide any capital or other financial support to IWO. Further, IWO creditors, IWO lenders and IWO note holders cannot place any liens or encumbrances on the assets of US Unwired. Should the holders of the IWO's senior bank credit facility place IWO in default, US Unwired's relationship with IWO may change and several alternatives exist ranging from working for the holders of the senior bank credit facility and the holders of the senior notes as a manager of the IWO territory, subject to the approval by Sprint PCS, to no involvement with IWO at all.

      Due to the indicators of impairment as discussed above, during the fourth quarter of 2002, the Company engaged a nationally recognized valuation firm to assist the Company in performing a fair value assessment of goodwill and other long-lived assets of US Unwired and IWO. Based on the results of these impairment analyses, the Company recorded impairment charges totaling $402.5 million for the impairment of goodwill and an intangible asset that resulted from the acquisition of IWO. This is further discussed in Note 3 below.

                       US UNWIRED INC. AND SUBSIDIARIES

                               December 31, 2002


      Considering the expected covenant violations in 2003 and the actions that may result from such covenant violations and the operating losses incurred to date, there is substantial doubt about IWO's ability to continue as a going concern.

      The Company's Business Strategy

      The Company has already identified and undertaken several initiatives that it believes will help ensure its on going operations and move it toward its goal of profitability and positive cash flow for US Unwired and enhance IWO's liquidity. The following represents some of the Company's key strategic initiatives for 2003:

      The Company must reduce customer turnover or churn rate:

    . In 2002, the Company opted out of Sprint PCS's program that attracted higher credit risk subscribers and the Company will request not to participate in any Sprint PCS programs where the Company's analysis indicates adversely impacted levels of customer turnover or unsatisfactory economic returns.

    . The Company has restructured its sales employees' programs to pay higher commissions on subscribers with better credit ratings.

    . The Company has revised its local agent commission structure. The Company no longer offers handset discounts to its local agents and instead pays higher commissions for subscribers with good credit ratings. The Company is also canceling agreements with local agents that continue to target higher risk subscribers or provide low economic value.

    . The Company has reintroduced its pre-pay program, which requires advance payment for minutes of use. Management believes that this program offers higher credit risk subscribers a less stressful environment in which to subscribe to the Company's service. Management believes that there is a lower susceptibility for this credit class of subscribers to churn than with a post-pay program, and this service allows these subscribers to better manage their expenditures for the service provided.

    . The Company now supplements Sprint PCS's customer service function with its own staff that focuses on subscriber retention.

      The Company must continue to focus on cash flow:

    . The build out of the Company's markets is complete, except for certain IWO markets. For US Unwired, the Company is continuing to limit its capital expenditures to: (1) required technical upgrades of existing equipment, and (2) only adding additional cell site coverage in areas that will produce positive cash returns as a result of either new subscriber growth or decreases in subscriber turnover.

                       US UNWIRED INC. AND SUBSIDIARIES

                               December 31, 2002


    . The Company intends to divest certain non-revenue producing properties and, depending on market conditions, will divest most of the remaining cell site towers that the Company owns.

    . The Company has already taken steps to reduce its work force. This included reductions in corporate overhead as a result of the IWO and Georgia PCS integrations and the Company may decide to undertake additional headcount reductions.

    . The Company has undertaken a corporate wide evaluation of expenses. This includes the consolidation of functions, divesting of unused and under utilized facilities, renegotiation of vendor contracts, extension of vendor payment terms and other cost cutting measures.

    . The Company has begun an evaluation of its markets and are reducing sales staffing levels and closing retail outlets that do not meet its minimum internal rates of returns.

      The Company must improve its relationship with Sprint PCS:

      The Company believes that its ability to market itself as Sprint PCS creates value. The Company believes that Sprint PCS's brand name recognition, national advertising programs and national coverage helps attract and retain subscribers. The Company also believes that the Sprint PCS affiliate program is important to Sprint PCS.

    . The Company must continue to work with Sprint PCS to improve the timeliness and accuracy of information processed by Sprint PCS on the Company's behalf.

    . The Company must continue work with Sprint PCS to provide more detailed information to improve its business decisions relative to its subscribers and its service area.

    . The Company must ensure that Sprint PCS provides it with the same advantages that Sprint PCS has from its nationally negotiated contracts to help the Company to reduce its expenses.

    . The Company must ensure that products/programs that Sprint PCS develops meet minimum acceptable return requirements.

      While management believes that these initiatives will be sufficient, management cannot state with certainty that these initiatives will result in its ability to sustain operations beyond or even to the end of 2003, given the information as discussed above regarding the Company's indebtedness.

3.  Adoption of Statement 142

      The Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets" on January 1, 2002. During the second quarter of 2002, the Company completed the first of the required impairment tests of goodwill and indefinite lived assets as of January 1, 2002 and determined that the adoption of

                       US UNWIRED INC. AND SUBSIDIARIES

                               December 31, 2002

this provision of the new rules had no impact on the Company's financial statements at that time. As a result of the impairment indicators discussed in
Note 2, above, the Company performed an impairment test of goodwill in the fourth quarter of 2002. In connection with this impairment tests, the Company also reviewed its long-lived assets for impairment under SFAS No. 144. "Accounting for Impairment or Disposal of Long-Lived Assets."

      The following information provides net loss and net loss per share information for the years ended December 31, 2001 and 2000 adjusted to exclude amortization expense recognized in these periods related to goodwill.

                                                  Years ended
                                                 December 31,
                                              ------------------
                                                2001      2000
                                              --------  --------
                                                (In thousands)
              Reported net loss.............. $(97,611) $(70,246)
              Add back: Goodwill amortization    3,821       763
                                              --------  --------
              Adjusted net loss.............. $(93,790) $(69,483)
                                              ========  ========

      Basis and diluted loss per share:

                                                  Years ended
                                                  December 31,
                                                 -------------
                                                  2001    2000
                                                 ------  -----
                 Reported net loss.............. $(1.17) $(.98)
                 Add back: Goodwill amortization    .04    .01
                                                 ------  -----
                 Adjusted net loss.............. $(1.13) $(.97)
                                                 ======  =====

      The Company determined that US Unwired and IWO are considered to be separate reporting units as each constitutes a separate business for which discrete financial information is available and management regularly reviews the operating results of each of these businesses. This determination is further supported as each has a separate senior bank credit facility and separate senior subordinated discount notes (US Unwired) or senior notes (IWO), which under the terms of these, funds available under the US Unwired debt instruments can only be used by US Unwired to finance the operations of US Unwired, and the funds available under the IWO debt instruments can only be used to finance the operations of IWO Unwired.

                       US UNWIRED INC. AND SUBSIDIARIES

                               December 31, 2002


      The Company engaged an independent national valuation firm to assist with the impairment valuation. As a result of the impairment valuation, management believes that US Unwired was not impaired. However, the valuation analysis determined that both goodwill and a significant portion of IWO's intangible assets were impaired. As a result, IWO recorded a goodwill impairment of approximately $214.2 million and an intangible asset impairment of $188.3 million associated with IWO's' right to provide service under the Sprint PCS management Agreement in the quarter ended December 31, 2002. The Sprint PCS management agreement was originally assigned a value of $215.0 million and was being amortized using the straight-line method over 218 months.

      The changes in the carrying amount of goodwill between December 31, 2001 and December 31, 2002 are as follows (in thousands):

Goodwill as of December 31, 2001............................................................... $  26,447
    Goodwill acquired on March 8, 2002 with the acquisition of Georgia PCS (preliminary
       purchase price allocation)..............................................................    26,421
    Goodwill acquired on April 1, 2002 with the acquisition of IWO (preliminary purchase price
       allocation).............................................................................   220,913
    Adjustments to preliminary purchase price allocations......................................    (7,629)
    Goodwill impairments, from the IWO acquisition.............................................  (214,191)
                                                                                                ---------
Goodwill as of December 31, 2002............................................................... $  51,961
                                                                                                =========

      The amortization period, gross carrying amount, impairments, accumulated amortization and net carrying amount of intangible assets as of December 31, 2002 are as follows (in thousands):

                                                        Gross                              Net
                                          Amortization Carrying             Accumulated  Carrying
                                             period     Amount  Impairments Amortization  Amount
                                          ------------ -------- ----------- ------------ --------
Sprint affiliation agreement, IWO
   acquisition...........................  218 months  $215,000  $188,330     $ 7,091    $19,579
Subscriber base, IWO acquisition.........   24 months    57,500        --      21,562     35,938
Sprint affiliation agreement, Georgia PCS
   acquisition...........................  219 months    15,500        --         708     14,792
Subscriber base, Georgia PCS
   acquisition...........................   24 months    12,300        --       4,949      7,351
Subscriber base, Louisiana Unwired.......   24 months     3,854        --       3,457        397
Subscriber base, Texas Unwired...........   24 months     2,280        --       2,045        235
                                                       --------  --------     -------    -------
Total....................................              $306,434  $188,330     $39,812    $78,292
                                                       ========  ========     =======    =======

                       US UNWIRED INC. AND SUBSIDIARIES

                               December 31, 2002


      Estimated future amortization expense on intangible assets for the years ended December 31,

                                  2003 $37,506
                                       =======
                                  2004 $10,361
                                       =======
                                  2005 $ 1,973
                                       =======
                                  2006 $ 1,973
                                       =======
                                  2007 $ 1,973
                                       =======

4.  Acquisitions

      On March 8, 2002, the Company acquired 100% of the ownership interest of Georgia PCS Management, LLC (Georgia PCS) for approximately $84.5 million. Georgia PCS's service area consists of a total population of approximately 1.4 million residents. An aggregate 5.4 million common shares of the Company's stock valued at $28.4 million were exchanged for the outstanding membership units of Georgia PCS. The value of the 5.4 million shares issued was based on the average market price of the Company's common shares over the period including the five days before and after the first day the number of common shares to be issued became fixed. Of the Company's 5.4 million common shares issued, 1.1 million shares are being held in escrow pending resolution of certain post-closing adjustments related to unrecorded liabilities that the Company believes will be settled in 2003. The Company incurred approximately $1.8 million in closing costs associated with the acquisition. Management believes that the Georgia PCS acquisition is the logical expansion of the Company's existing southeastern footprint as well as providing access to territories adjacent to Sprint PCS' Atlanta market. The acquisition has been accounted for using the purchase method of accounting. The aggregate purchase price has been allocated to the assets acquired and liabilities assumed based on estimates of fair values as determined by an independent valuation performed by a national valuation firm. The excess of the purchase price over the fair value of the net identifiable assets has been allocated to goodwill. The Company's operating results include the operating results of Georgia PCS since the date of acquisition, March 8, 2002.

      On April 1, 2002, the Company acquired 100% of the ownership interest in IWO for approximately $446 million in Company stock. IWO's service area consists of a total population of approximately 6.3 million residents. As consideration for the acquisition, the Company issued to the former stockholders of IWO approximately 39.0 million shares of the Company's common stock and reserved approximately 6.9 million additional shares of its common stock for issuance upon the exercise of options and warrants that the Company assumed or exchanged in connection with the acquisition. The value of the common shares issued was based on the market price of the common stock of $10.00 per share at the close of business on December 19, 2001, the date the terms of the acquisition were agreed to and announced. The Company has incurred approximately $7.0 million in closing costs associated with the acquisition. Management believes that the IWO acquisition is a good

                       US UNWIRED INC. AND SUBSIDIARIES

                               December 31, 2002

opportunity to significantly expand the size and scope of the Company's operations. The acquisition has been accounted for using the purchase method of accounting. The aggregate purchase price has been allocated to the assets acquired and liabilities assumed based on estimates of fair values as determined by an independent valuation performed by a national valuation firm . The excess of the purchase price over the fair value of the net identifiable assets has been allocated to goodwill. The Company's operating results include the operating results of IWO from date of acquisition, April 1, 2002.

      From inception of the acquisitions to December 31, 2002, the Company adjusted its initial purchase price allocation for IWO by $1.8 million for reductions in certain estimates related to the overall costs of the acquisition, $11.9 million for changes in the Company's initial estimates of working capital acquired that included reductions of estimated liabilities for circuits, long distance, commissions and rebates and a $7.0 million decrease in the Company's initial estimates of the fair value of property and equipment. These changes resulted in a decrease to goodwill of $6.7 million.

      The following represents the Company's allocation of the purchase prices:

                                                 Georgia
                                                   PCS       IWO       Total
                                                 -------  ---------  ---------
                                                         (In thousands)
Consideration:
    Common stock................................ $28,391  $ 389,827  $ 418,218
    Stock options and warrants..................      --     49,410     49,410
    Debt retired of acquired company............  52,982         --     52,982
    Cash, including acquisition related costs...   3,080      6,779      9,859
                                                 -------  ---------  ---------
      Total purchase price...................... $84,453  $ 446,016  $ 530,469
                                                 =======  =========  =========
Allocated to:
    Working capital............................. $(4,034) $  55,205  $  51,171
    Restricted cash and US Treasury obligations.      --     28,100     28,100
    Investment securities.......................      --      3,103      3,103
    Property and equipment......................  35,298    157,149    192,447
    Deferred financing costs and other assets...      --     21,768     21,768
    Long-term debt..............................      --   (306,000)  (306,000)
    Acquired customer base......................  12,300     57,500     69,800
    Sprint affiliation agreement................  15,500    215,000    230,500
    Goodwill....................................  25,389    214,191    239,580
                                                 -------  ---------  ---------
      Total..................................... $84,453  $ 446,016  $ 530,469
                                                 =======  =========  =========

      The Company is amortizing the acquired customer base over a period of 24 months and the Sprint PCS management agreement over the remaining life of the agreements--approximately 18 years. None of the above goodwill is expected to be tax deductible.

                       US UNWIRED INC. AND SUBSIDIARIES

                               December 31, 2002


      The following unaudited supplemental pro forma information for the years ended December 31, 2002 and 2001 presents the results of operations as if the IWO acquisition had occurred at the beginning of 2001 and are not necessarily indicative of future results or actual results that would have been achieved had these acquisitions occurred as of the beginning of the period.

                                     Years ended December 31,
                                     -----------------------
                                        2002          2001
                                      ---------    ---------
                                     (In thousands, except per
                                          share data)
                      Revenues...... $ 569,616     $ 370,487
                                      =========    =========
                      Net loss...... $(609,315)    $(161,869)
                                      =========    =========
                      Loss per share $   (5.16)    $   (1.32)
                                      =========    =========

5.  Investment Securities

      On December 27, 2002, the Company sold, prior to maturity the remaining securities in its unrestricted held-to-maturity portfolio as the Company determined that IWO's anticipated short-term cash needs would not permit maturation of these securities. The amortized cost and related realized gains and losses on the sale of these securities at December 27, 2002 were as follows:

                                                  Gross    Gross
                                       Amortized Realized Realized
                                         Cost     Gains    Losses
                                       --------- -------- --------
                                             (in thousands)
             Corporate debt securities  $19,046    $30       $1
                                        =======    ===       ==

      The net realized gains were included in interest income.

      The amortized cost and approximate fair value of restricted investment securities held to maturity at December 31, 2002, due in one year or less (which are restricted for future interest payments on IWO's 14% Senior Notes) are summarized as follows:

                                             Gross      Gross
                                 Amortized Unrealized Unrealized Market
                                   Cost      Gains      Losses   Value
                                 --------- ---------- ---------- -------
                                             (in thousands)
       U.S. Treasury Obligations  $19,996     $273       $--     $20,269
                                  =======     ====       ===     =======

      The above table excludes $13.2 million of cash and accrued interest receivable also restricted for future interest payments on IWO's 14% Senior Notes.

                       US UNWIRED INC. AND SUBSIDIARIES

                               December 31, 2002


6.  Details of Certain Balance Sheet Accounts

      Additional information regarding certain balance sheet accounts is presented below:

                                                       December 31,
                                                     -----------------
                                                       2002     2001
                                                     -------- --------
                                                      (in thousands)
         Property and equipment
             Land................................... $    890 $    656
             Buildings..............................   15,520    8,168
             Leasehold improvements.................    7,193    3,250
             Facilities and equipment...............  603,085  337,955
             Furniture, fixtures, and vehicles......    9,744    6,447
             Construction in progress...............   34,004   15,750
                                                     -------- --------
                                                      670,436  372,226
             Less accumulated depreciation..........  186,422  116,465
                                                     -------- --------
                                                     $484,014 $255,761
                                                     ======== ========
         Intangible assets
             Sprint PCS management agreement........ $ 42,170 $     --
             Subscriber base........................   81,824   12,024
                                                     -------- --------
                                                      123,994   12,024
             Less accumulated amortization..........   45,702    5,631
                                                     -------- --------
                                                     $ 78,292 $  6,393
                                                     ======== ========
         Other assets
             Licenses............................... $ 12,904 $ 13,589
             Deferred financing costs...............   32,408   13,064
             Other..................................    4,550    4,162
                                                     -------- --------
                                                       49,862   30,815
             Less accumulated amortization..........    9,275    5,166
                                                     -------- --------
                                                     $ 40,587 $ 25,649
                                                     ======== ========
         Accrued expenses
             Unearned revenue and customer deposits. $ 18,623 $ 11,046
             Accrued commissions....................   14,939   11,034
             Other..................................   34,103    5,076
                                                     -------- --------
                                                     $ 67,665 $ 27,156
                                                     ======== ========

                       US UNWIRED INC. AND SUBSIDIARIES

                               December 31, 2002


7.  Investments in Unconsolidated Affiliates

      Investments in unconsolidated affiliates consists of the following:

                                                                      December 31,
                                                         Percentage ----------------
                                                         Ownership    2002     2001
                                                         ---------- -------  -------
                                                                     (In thousands)
Gulf Coast Wireless.....................................   13.28%   $(5,000) $(5,000)
Command Connect, LLC ("Command Connect")................   50.00%        69      191
GTE Mobilenet of Texas RSA #21 Limited Partnership ("GTE
   #21")................................................   25.00%     1,030    1,255
Wireless Management Corporation.........................   20.00%        --       --
                                                                    -------  -------
                                                                    $(3,901) $(3,554)
                                                                    =======  =======

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

8.  Long-Term Debt

      Long-term debt, including capital lease obligations, consisted of the following:

                                                           December 31,
                                                         -----------------
                                                           2002     2001
                                                         -------- --------
                                                          (In thousands)
     US Unwired, Inc. Senior subordinated discount notes $315,707 $277,369
     US Unwired, Inc. Senior Bank Credit Facility.......   90,000   50,000
         Capital leases.................................    7,269    7,691
         Promissory note................................    3,667    3,882
         Vendor financing...............................      370      426
                                                         -------- --------
     Total long-term obligations, US Unwired............  417,013  339,368

     IWO Holdings, Inc. Senior notes....................  137,023       --
     IWO Holdings, Inc. Senior Bank Credit Facility.....  213,184       --
                                                         -------- --------
     Total long-term debt, IWO Holdings.................  350,207       --
     Less current maturities, US Unwired................    5,018      693
                                                         -------- --------
     Long-term obligations, excluding current maturities $762,202 $338,675
                                                         ======== ========

                       US UNWIRED INC. AND SUBSIDIARIES

                               December 31, 2002


      As of December 31, 2002, $100.5 million remained available for borrowing under the senior bank credit facilities. This borrowing availability consisted of $75.3 million available under the US Unwired senior bank credit facility and $25.2 million available under the IWO senior bank credit facility. IWO is an unrestricted subsidiary of US Unwired. As a result, funds available under the IWO senior bank credit facility can only be used by IWO to finance the operations of IWO, and the funds available under the US Unwired senior bank credit facility can only be used by US Unwired to finance the operations of US Unwired.

  US Unwired Senior Subordinated Discount Notes--13 3/8%

      In October 1999, US Unwired issued $400 million in aggregate principal amount of 13 3/8% Senior Subordinated Discount Notes due November 1, 2009 ("the US Unwired Notes"). The US Unwired Notes were issued at a substantial discount such that the Company received gross proceeds of approximately $209.2 million. The US Unwired Notes increase in value daily, compounded twice per year, at the rate of 13 3/8% per year until November 1, 2004. On that date, the value of the US Unwired Notes will be equal to the face amount of the US Unwired Notes and interest will begin to accrue at the rate of 13 3/8% per year. The Company will be required to pay the accrued interest beginning May 1, 2005, and on each November 1 and May 1 thereafter. The US Unwired Notes are a general unsecured obligation of the Company, except for the limited security provided by a pledge agreement by the Company's wholly owned subsidiary, Louisiana Unwired LLC ("LA Unwired"). The US Unwired Notes rank junior to all existing and future senior debt of the Company and equal in right of payment of any future senior subordinated indebtedness of the Company.

      The US Unwired Notes are fully, unconditionally, and jointly and severally guaranteed by two of the Company's wholly owned subsidiaries: LA Unwired and Unwired Telecom Corp. ("Unwired Telecom"). Each of the guarantees is a general unsecured obligation of the guarantor, except for a pledge by LA Unwired of its interest in Texas Unwired and any notes payable to it by Texas Unwired as security for the guarantee. Each of the guarantees ranks equally in right of payment with the guarantor's future senior subordinated indebtedness and is subordinated in right of payment to all existing and future senior debt of the guarantor. The US Unwired Notes are not guaranteed by IWO.

      The Company must comply with certain financial and operating covenants for the US Unwired senior subordinated discount notes, and at December 31, 2002, the Company was in compliance with these restrictive covenants.

  US Unwired Senior Bank Credit Facility--$170 million

      The $170 million senior bank credit facility consists of an $80 million reducing revolving credit facility and $90 million in term loans. The $80 million reducing revolving credit facility has been reduced by $3.9 million as a result of permanent reductions of $1.3 million per quarter that began in June 2002. The senior bank credit facility matures in 2008. Effective June 6, 2002, the Company

                       US UNWIRED INC. AND SUBSIDIARIES

                               December 31, 2002

amended its $170 million senior bank credit facility to allow for letters of credit. Any letters of credit issued by the Company reduce the amount available under the reducing revolving credit facility. The term loans will be repaid in quarterly installments beginning in June 2003. All loans under the senior bank credit facility bear interest at variable rates tied to the federal funds rate or LIBOR. The credit facility is secured by all of the assets of the Company and its subsidiaries (other than property owned by IWO which the Company acquired on April 1, 2002). At December 31, 2002, the Company had $75.3 million available under this facility. The proceeds from the US Unwired senior bank credit facility are available for use only by US Unwired and its subsidiaries other than IWO.

      The Company must comply with certain financial and operating covenants the US Unwired senior bank credit facility, and at December 31, 2002, the Company was in compliance with these restrictive covenants. However, as discussed in Note 2, the Company anticipates that it will violate certain covenants in 2003.

  IWO Senior Notes--14%

      In February 2001, IWO issued 160,000 units, each consisting of $1,000 principal amount of 14% Senior Notes ("the IWO Notes") due January 15, 2011 and one warrant to purchase 12.50025 shares of IWO's class C common stock at an exercise price of $7.00 per share. As a result of the acquisition, this warrant was converted to a US Unwired warrant to purchase 12.96401 shares of US Unwired's common stock at $6.75 per share. Interest is payable semi-annually on January 15 and July 15 of each year. Independent Wireless One Corporation, a wholly owned subsidiary of IWO, is the sole guarantor of the IWO Notes. All of IWO's restricted subsidiaries formed or acquired after the issuance of the IWO Notes that guarantee IWO's senior bank credit facility will also be required to guarantee the IWO Notes. The IWO Notes are not guaranteed by Independent Wireless One Realty Corporation, a wholly owned subsidiary of IWO or US Unwired's subsidiaries--LA Unwired and Unwired Telecom.

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

      IWO must comply with certain financial and operating covenants for the IWO senior notes, and at December 31, 2002, IWO was in compliance with these restrictive covenants.

  IWO Senior Bank Credit Facility--$240 million

      Effective December 2000, Independent Wireless One Corporation, a wholly owned subsidiary IWO, entered into an amended and restated secured credit facility ("the IWO Credit Facility") under

                       US UNWIRED INC. AND SUBSIDIARIES

                               December 31, 2002

which it may borrow up to $240 million in the aggregate consisting of up to $70 million in revolving loans and $170 million in term loans. The IWO Credit Facility matures in 2008. The term loans will be repaid in quarterly installments beginning in March 2004 and the reducing revolver matures in March 2008. All loans under the IWO Credit Facility bear interest at variable rates tied to the prime rate, the federal funds rate or LIBOR. The IWO Credit Facility are secured by all of the assets of IWO and its subsidiaries. At December 31, 2002, the Company had $25.2 million available under the IWO Credit Facility. The IWO Credit facility is available for use only by IWO and its subsidiaries.

      In October 2002, IWO requested to borrow $15 million under its revolving credit agreement and received $13.2 million from the bank group with one bank failing to fund its portion of the request. The Company believes that it met all conditions for the borrowing request and has forwarded a notice of default to the bank for failing to fund its portion of the request.

      IWO must comply with certain financial and operating covenants for its IWO senior bank credit facility, and at December 31, 2002, IWO was in compliance with these restrictive covenants. However, as discussed in Note 2, the Company anticipates that it will violate certain covenants in 2003.

      Maturities of contractual obligations are as follows:

                                                                      Capital
                                                          Long-Term    Lease
                                                            Debt    Obligations  Total
                                                          --------- ----------- --------
                                                                  (In thousands)
2003..................................................... $  4,574    $  792    $  5,366
2004.....................................................   24,479       792      25,271
2005.....................................................   41,306       792      42,098
2006.....................................................   48,073       792      48,865
2007.....................................................   49,479       792      50,271
Thereafter...............................................  592,040     5,695     597,735
                                                          --------    ------    --------
                                                           759,951     9,655     769,606
Less amounts representing interest.......................       --     2,386       2,386
                                                          --------    ------    --------
Long-term debt and present value of future lease payments $759,951    $7,269    $767,220
                                                          ========    ======    ========

                       US UNWIRED INC. AND SUBSIDIARIES

                               December 31, 2002


9.  Income Taxes

      Income tax expense (benefit) consisted of the following:

                                   Years ended December 31,
                                   -----------------------
                                    2002    2001     2000
                                   -----  -------  -------
                                        (In thousands)
                     Federal:
                         Current.. $(781) $(1,868) $ 5,066
                         Deferred.    --       --   (5,066)
                                   -----  -------  -------
                     State:
                         Current..    --       --       --
                         Deferred.    --       --       --
                                   -----  -------  -------
                                      --       --       --
                                   -----  -------  -------
                                   $(781) $(1,868) $    --
                                   =====  =======  =======

      The current year benefit resulted from a carry back of certain AMT net operating loss carry forwards during 2002 for which a valuation allowance had been provided at December 31, 2002.

      Income tax expense differs from the amounts computed by applying applicable U.S. federal income tax rate to loss before income taxes, minority interest and equity in losses of affiliates as a result of the following:

                                                    Years ended December 31,
                                                 -----------------------------
                                                    2002      2001      2000
                                                 ---------  --------  --------
                                                         (In thousands)
 Computed "expected" tax expense................ $(204,130) $(34,818) $(29,597)
 Equity in loss of affiliates...................       245       966       236
 Refund of AMT taxes............................      (781)   (1,868)       --
 Disqualified interest..........................     1,169     1,027     1,169
 Change in valuation allowance..................   147,523    32,558    27,455
 Other, net.....................................       100       267    (4,038)
 State income taxes, net of federal income taxes   (18,245)       --        --
 Minority interest..............................        --        --       444
 Discontinued operations........................        --        --     4,414
 Goodwill impairment............................    74,900        --        --
 Extraordinary item.............................        --        --       (83)
                                                 ---------  --------  --------
                                                 $    (781) $ (1,868) $     --
                                                 =========  ========  ========

                       US UNWIRED INC. AND SUBSIDIARIES

                               December 31, 2002


      The tax effects of temporary differences that give rise to the significant components of deferred tax assets and deferred tax liabilities are presented below:

                                                   December 31,
                                                 ----------------
                                                   2002    2001
                                                 -------- -------
                                                  (In thousands)
               Deferred tax assets:
                   Federal net operating losses. $154,208 $28,466
                   State net operating losses...    4,535   2,244
                   Interest on Notes............   40,091  26,092
                   Stock compensation...........    7,303   3,469
                   Tax credit carry forward.....      131     912
                   Allowance for bad debts......    4,273   1,361
                   Intangible assets............       --   2,581
                   Unearned revenues............   17,896  16,921
                   Other........................    1,841     336
                   Accrued expenses.............    1,371      --
                                                 -------- -------
                   Deferred tax assets..........  231,649  82,382
                   Less valuation allowance.....  175,983  61,534
                                                 -------- -------
                                                   55,666  20,848
                                                 -------- -------
               Deferred tax liabilities:
                   Fixed assets.................   46,803  20,848
                   Intangible assets............    8,863      --
                                                 -------- -------
                                                   55,666  20,848
                                                 -------- -------
               Net deferred tax liability....... $     -- $    --
                                                 ======== =======

      At December 31, 2002, the Company had available approximately $385.5 million of net operating loss carry forwards for federal income tax purposes. This carry forward, which may provide future tax benefits, begins to expire in 2019. Under the provisions of the Internal Revenue Code, certain substantial changes in the Company's ownership may limit the amount of federal net operating loss carry forwards that could be used in future years to offset taxable income and taxes payable. The Company also had available approximately $90.7 million of net tax operating loss carry forwards for state income tax purposes which will begin to expire in 2012.

      In assessing the possibility of realization of deferred tax assets at December 31, 2002, the Company considered whether it was more likely than not that some portion or all of the deferred tax assets would not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon these considerations, the Company provided a valuation allowance to reduce the carrying value of certain of its deferred tax assets.

                       US UNWIRED INC. AND SUBSIDIARIES

                               December 31, 2002


10.  Stockholder's Equity

      The Company is authorized by its Articles of Incorporation to issue 200.0 million shares of preferred stock upon the authorization of the Company's Board of Directors. The Board of Directors is authorized to fix the dividend rights and terms, conversion and voting rights, redemption rights and other privileges and restrictions applicable to the stock.

      The Company had two classes of authorized common stock, Class A common stock and Class B common stock. Class A shares had one vote per share and Class B shares had ten votes per share. Shares of Class B common stock generally convert automatically into shares of Class A common stock on a share-for-share basis upon the transfer of the Class B shares to other than a qualified holder, generally the original holders of Class B shares. Class B shares are also subject to other transfer restrictions. Other than as to voting rights and transfer restrictions applicable to the Class B shares, the Class A and Class B shares had identical rights. Effective April 1, 2002, the Company converted all of its 56.5 million shares of Class B common stock to Class A common stock and changed the name of Class A commons stock to "common stock."

11.  Stock Option Plan

      During 1999, the Board of Directors amended and modified the 1998 Equity Plan to the US Unwired Inc. 1999 Equity Incentive Plan (the 1999 Equity Plan). As part of this amendment, the maximum aggregate amount of Common Stock with respect to which options or other awards may be granted was increased from 8,528,640 to 12,259,920 shares. As of December 31, 2002, 4,297,366 shares of common stock were available for future grants under the 1999 Equity Plan.

                       US UNWIRED INC. AND SUBSIDIARIES

                               December 31, 2002


      The following summarizes stock option activity and related information:

                                                                Year ended December 31,
                                                    -----------------------------------------------
                                                         2002            2001            2000
                                                    --------------- --------------- ---------------
                                                           Weighted        Weighted        Weighted
                                                           Average         Average         Average
                                                           Exercise        Exercise        Exercise
                                                    Shares  Price   Shares  Price   Shares  Price
                                                    ------ -------- ------ -------- ------ --------
                                                       (In thousands, except per share amounts)
Outstanding--beginning of year..................... 6,626   $3.69   6,937   $4.54   3,543   $2.10
    Granted........................................ 1,148   $4.78     452   $6.81   3,530    7.02
    Exercised......................................   (43)  $4.98    (409)  $4.30      --      --
    Forfeited......................................  (220)  $5.38    (354)  $6.35    (136)   4.98
                                                    -----   -----   -----   -----   -----   -----
Outstanding--end of year........................... 7,511   $4.62   6,626   $4.61   6,937   $4.54
                                                    =====   =====   =====   =====   =====   =====
Exercisable--end of year........................... 3,931   $4.05   2,312   $3.69     886   $2.10
                                                    =====   =====   =====   =====   =====   =====
Weighted average fair value of options granted with
   exercise price:
    Equal to market price..........................         $3.60           $  --           $8.28
                                                            =====           =====           =====
    Less than market price.........................         $  --           $4.64           $9.46
                                                            =====           =====           =====
    Greater than market price......................         $  --           $4.06           $  --
                                                            =====           =====           =====

      The following table summarizes information concerning outstanding options at December 31, 2002:

                               Weighted Average           Number of Options
 Range of Exercise Price   Remaining Contractual Life        Outstanding
 -----------------------   -------------------------- -------------------------
         $ 1.13                    6.6 years                  2,546,562
         $ 4.77                    9.2 years                   793,000
         $ 4.98                    7.0 years                  2,308,981
         $ 5.06                    9.2 years                   21,000
         $ 5.12                    9.3 years                   275,000
         $ 6.81                    8.3 years                   409,063
         $ 8.72                    6.8 years                   200,000
         $11.00                    6.6 years                   657,613

      All options granted under the 1999 Equity Plan have a ten-year term and vest over a four-year period. As allowed by SFAS No. 123, the Company has elected to continue to follow APB Opinion No. 25, Accounting for Stock Issued to Employees, which does not provide for compensation expense on the issuance of stock options if the option terms are fixed and the exercise price equals or exceeds the fair value of the underlying stock on the grant date.

      In connection with these options, the Company has total deferred stock compensation of $20.0 million, of which $4.7 million $4.9 million and $5.3 million has been recognized as stock

                       US UNWIRED INC. AND SUBSIDIARIES

                               December 31, 2002

compensation expense for the years ended December 31, 2002, 2001 and 2000, respectively, as the exercise prices of these options were less than the estimated fair value of the Company's stock at the grant date. The non-cash compensation expense of $0.1 million, $4.1 million and $0.5 million was related to cost of services, general and administrative and sales and marketing, respectively for 2002; $0.1 million, $4.3 million and $0.5 million was related to cost of services, general and administrative and sales and marketing, respectively for 2001; and $0.1 million, $4.9 million and $0.3 million was related to cost of services, general and administrative and sales and marketing, respectively for 2000.

      As required by SFAS No. 123, the Company determined the pro forma information as if the Company had accounted for stock options granted under the fair value method of SFAS No. 123. The Black-Scholes option-pricing model was used with the following weighted average assumptions:

                                                       Year ended
                                                      December 31,
                                                    ----------------
                                                    2002  2001  2000
                                                    ----  ----  ----
          Risk-free interest rate.................. 5.02% 5.93% 6.12%
          Expected dividend yield..................    0     0     0
          Expected volatility......................  .82   .72   .82
          Weighted average expected life (in years)    7     7     7

12.  Commitments and Contingencies

      Employees of the Company participate in a 401(k) retirement plan (the 401(k) plan). Employees are eligible to participate in the 401(k) plan when the employee has completed six months of service. Under the 401(k) plan, participating employees may defer a portion of their pretax earnings

                       US UNWIRED INC. AND SUBSIDIARIES

                               December 31, 2002

up to certain limits prescribed by the Internal Revenue Service. The Company contributes a discretionary match equal to a percentage of the deferred by the employee. The Company's contributions are fully vested upon the completion of 5 years of service. Contribution expense related to the 401(k) plan was approximately $0.8 million, for the year ended December 31, 2002 and $0.5 million for each of the years ended December 31, 2001 and 2000.

      The Company's PCS licenses and the PCS licenses that the Company operates for Sprint PCS are subject to a requirement that the Company construct network facilities that offer coverage to 25% of the population or have substantial service in each of its Basic Trading Areas ("BTAs") within five years from the grant of the licenses. As of December 31, 2002, management believes that Sprint PCS has met the requirements necessary for the licenses that the Company operates for Sprint PCS under the Sprint PCS management agreements and that the Company has met the requirements necessary for the licenses that it owns.

      During 2001, the Company sold 173 of its wireless communications towers and related ground leasehold rights and other assets for gross proceeds of $54.1 million cash. At the same time, the Company entered into operating leases of antenna space on the sold towers from the buyer for a term of 10 years, renewable for three additional five-year terms, at initial total annual rentals of $3.1 million per year, increasing annually by 4% of the prior years rent. The Company recognized gains of approximately $8.9 million related to these transactions. In addition, the Company recorded a deferred gain of approximately $22.3 million related to the transaction that is being amortized over the term of the operating lease.


      On December 29, 2000, the Company sold 127 of its wireless communication towers and related ground leasehold rights and other assets for gross proceeds of $39,751,000 cash. At the same time, the Company entered into an operating lease of antenna space on the sold towers from the buyer for a term of 10 years, renewable for three additional five-year terms, at initial annual rental of $2,286,000 per year, increasing annually by 4% of the prior years rent. The Company recognized a gain in 2000 of approximately $11,583,000 related to this transaction. In addition, the Company recorded a deferred gain of approximately $16,392,000 related to the transaction that is being amortized over the term of the operating lease.

                       US UNWIRED INC. AND SUBSIDIARIES

                               December 31, 2002


      The Company is a party to various non-cancelable operating leases for facilities and equipment. Future minimum lease payments due under non-cancelable operating leases with terms in excess of one year are as follows:

                    Year ending December 31, (In thousands)
                    ------------------------ --------------
                           2003.............    $ 34,635
                           2004.............      33,901
                           2005.............      31,904
                           2006.............      26,633
                           2007.............      21,495
                           Thereafter.......      64,413
                                                --------
                                                $212,981
                                                ========

      Rental expense was $28.4 million, $13.2 million and $8.3 million for the years ended December 31, 2002, 2001 and 2000, respectively.

      The Company is involved in, various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

      The Company has agreed to guarantee repayment of up to $5.0 million plus interest and fees thereon, pursuant to a loan agreement dated May 16, 1997, related to bank financing obtained by Gulf Coast Wireless that matures in 2007.

13.  Disclosure About Fair Value of Financial Instruments

      The carrying amounts of cash and cash equivalents, subscriber receivables, accrued interest and other receivables, and accounts payable and accrued expenses approximate fair value because of the short-term nature of these items. The estimated fair value and carrying values of the Company's senior subordinated discount notes at December 31, 2002 and 2001 was:

                                                             As of December 31,
                                                    ------------------------------------
                                                          2002              2001
                                                    ---------------- -------------------
                                                    Carrying  Fair   Carrying
                                                     Value    Value   Value   Fair Value
                                                    -------- ------- -------- ----------
US Unwired, Inc. senior subordinated discount notes $315,707 $14,500 $277,369   280,000
IWO Holdings, Inc. senior notes....................  137,022  25,000       --        --
                                                    -------- ------- --------  --------
                                                    $452,729 $39,500 $277,369  $280,000
                                                    ======== ======= ========  ========

                       US UNWIRED INC. AND SUBSIDIARIES

                               December 31, 2002


      The fair value of these notes is based on the most recently available trading prices. The carrying amount of substantially all of the remainder of the Company's long-term debt approximates fair value due to the borrowings variable interest rates.

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

14.  Related Party Transactions

      During the years ended December 31, 2002, 2001 and 2000, the Company paid $1.7 million, $1.7 million and $0.7 million, respectively, to a company owned by certain of the Company's principal stockholders for internet, voice mail services and local telephone service which the Company uses in its business. The Company leases office space to this related entity and realized rental income of $0.7 million, $0.4 million and $0.1 million for the years ended December 31, 2002, 2001 and 2000, respectively.

      The Company contracted with Unibill, Inc. (Unibill), a subsidiary of Cameron Communications Corporation, for a portion of its subscriber billing and programming in 2002 and 2001 and all subscriber billing in 2000. The aggregate amounts paid to Cameron for such services during the years ended December 31, 2002, 2001 and 2000 totaled $1.9 million, $5.5 million and $4.1 million, respectively. Additionally, the Company leases office space, equipment and warehouse space from Unibill. The Company paid Unibill $0.3 million during each of the years ended December 31, 2002, 2001 and 2000 to lease these properties.

      The Company also purchases long distance services from Cameron pursuant to an oral agreement and resells the service to the Company's customers. The aggregate amounts paid to Cameron for such services during the years ended December 31, 2002, 2001 and 2000, totaled $2.9 million, $6.6 million and $2.9 million, respectively. Cameron also provides circuit and interconnect services to the Company and was paid $0.4 million, $0.4 million and $0.3 million for the years ended December 31, 2002, 2001 and 2000, respectively. The Company leases tower space and paid Cameron $0.1 million, $0.1 million and $47,000 for the years ended December 31, 2002, 2001 and 2000, respectively. The Company also leases time on the Cameron corporate jet at rate of $3.00 per nautical mile and paid Cameron $0.2 million, $0.2 million and $0.1 million for the years ended December 31, 2002, 2001 and 2000, respectively. In addition, the Company sold a tract of vacant land in 2001 to this related entity for $0.8 million.

                       US UNWIRED INC. AND SUBSIDIARIES

                               December 31, 2002


      The Company has entered into management agreements with affiliated entities. During the years ended December 31, 2002, 2001, and 2000, the Company recorded $0.2 million, $3.1 million and $4.0 million respectively, in management fee revenues pursuant to these agreements.

15.  Selected Quarterly Financial Data (Unaudited)

                                         First    Second     Third    Fourth
                                        Quarter   Quarter   Quarter   Quarter
                                       --------  --------  --------  ---------
                                                    (In thousands)
 2002
     Revenues......................... $ 92,070  $144,412  $148,818  $ 148,780
     Operating loss...................  (18,759)  (30,130)  (34,194)  (428,197)
     Net loss.........................  (28,361)  (49,746)  (53,803)  (450,568)
                                       --------  --------  --------  ---------
     Basic and diluted loss per share. $  (0.33) $  (0.39) $  (0.42) $   (3.79)
                                       ========  ========  ========  =========

                                         First    Second     Third    Fourth
                                        Quarter   Quarter   Quarter   Quarter
                                       --------  --------  --------  ---------
                                                    (In thousands)
 2001
     Revenues......................... $ 47,893  $ 58,681  $ 71,358  $  81,242
     Operating loss...................  (27,066)  (15,939)  (11,965)   (18,319)
     Net loss.........................  (32,587)  (17,813)  (21,645)   (25,566)
                                       --------  --------  --------  ---------
     Basic and diluted loss per share. $  (0.32) $  (0.11) $  (0.28) $   (0.33)
                                       ========  ========  ========  =========

16.  Condensed Consolidating Financial Information

      As discussed in Note 8, the US Unwired Notes are guaranteed by certain of the Company's subsidiaries. The following information presents the condensed consolidating balance sheets as of December 31, 2002, 2001 and 2000 and the condensed consolidating statements of operations and cash flows for the years ended December 31, 2002, 2001 and 2000 of (a) the "Parent" Company, US Unwired Inc., (b) the "Guarantors", Unwired Telecom Corporation and Louisiana Unwired, and (c) the "Non-Guarantor", IWO Holding Inc. and includes eliminating entries and the Company on a consolidated basis.

      The separate consolidated financial statements of IWO, including disclosure of condensed consolidating financial information for IWO, are included in IWO's separate Form 10-K filing.

                       US UNWIRED INC. AND SUBSIDIARIES

                               December 31, 2002


                     Condensed Consolidating Balance Sheet

                                                                    As of December 31, 2002
                                      -----------------------------------------------------------------------------------
                                                                                        IWO
                                          US       Unwired    Louisiana               Holding
                                       Unwired     Telecom     Unwired              Corporation
                                         Inc.    Corporation     LLC       Total       (Non-    Consolidating
                                       (Parent)  (Guarantor) (Guarantor) Guarantors Guarantor)     Entries    Consolidated
                                      ---------  ----------- ----------- ---------- ----------- ------------- ------------
                                                                         (In thousands)
               ASSETS
Current Assets:
  Cash and cash equivalents.......... $  23,025    $ 2,605    $   1,347  $   3,952   $  35,008   $        --   $  61,985
  Restricted cash and US Treasury
     securities at amortized cost-
     held to maturity................        --         --           --         --      33,218            --      33,218
  Subscriber receivables, net........        --      1,403       34,481     35,884      11,843            --      47,727
  Other receivables..................        33          1        1,030      1,031       1,597            --       2,661
  Inventory..........................        --         99        2,637      2,736       2,579            --       5,315
  Prepaid expenses and other
     assets..........................     1,012         63        9,323      9,386       4,679            --      15,077
  Receivables fro m (payables to)
     related parties.................    (1,362)       402        1,307      1,709         320            14         681
  Receivables from officers..........       101         --           --         --          --            --         101
                                      ---------    -------    ---------  ---------   ---------   -----------   ---------
        Total current assets.........    22,809      4,573       50,125     54,698      89,244            14     166,765
Property and equipment, net..........    11,844      9,031      273,261    282,292     189,878            --     484,014
Restricted cash......................        --         --           --         --       8,000            --       8,000
Goodwill and other intangible assets,
   net...............................        --         --       74,736     74,736      55,517            --     130,253
Notes receivable from unconsolidated
   affiliates........................   187,600     25,609           --     25,609         174      (211,572)      1,811
Other assets.........................    11,572        108       11,295     11,403      17,612            --      40,587
                                      ---------    -------    ---------  ---------   ---------   -----------   ---------
     Total assets.................... $ 233,825    $39,321    $ 409,417  $ 448,738   $ 360,425   $  (211,558)  $ 831,430
                                      =========    =======    =========  =========   =========   ===========   =========
           LIABILITIES AND
          STOCKHOLDERS' EQUITY
               (DEFICIT)
Current liabilities:
  Accounts payable................... $   1,164    $ 1,054    $  11,089  $  12,143   $  14,994   $        --   $  28,301
  Accrued expenses...................     3,803        816       33,726     34,542      29,320            --      67,665
  Current maturities of long term
     debt............................    28,313         59      188,044    188,103          --      (211,398)      5,018
                                      ---------    -------    ---------  ---------   ---------   -----------   ---------
  Total current liabilities..........    33,280      1,929      232,859    234,788      44,314      (211,398)    100,984
Long term debt, net of current
   maturities........................   404,860        310        6,825      7,135     350,207            --     762,202
Deferred gain........................        --        107       33,523     33,630         951            --      34,581
Investments in and advance to
   unconsolidated affiliates.........   (88,013)     2,009       35,240     37,249          --        54,665       3,901
Stockholders' equity (deficit):
  Common stock.......................     1,288        600           --        600           1          (601)      1,288
Additional paid in capital...........   659,180      1,347      809,067    810,414     446,449    (1,258,584)    657,459
Retained deficit.....................  (776,770)    33,019     (708,097)  (675,078)   (481,497)    1,204,534    (728,811)
Promissory note......................        --         --           --         --          --          (174)       (174)
                                      ---------    -------    ---------  ---------   ---------   -----------   ---------
        Total stockholder's
           equity (deficit)..........  (116,302)    34,966      100,970    135,936     (35,047)      (54,825)    (70,238)
                                      ---------    -------    ---------  ---------   ---------   -----------   ---------
        Total liabilities and
           stockholders'
           equity (deficit).......... $ 233,825    $39,321    $ 409,417  $ 448,738   $ 360,425   $  (211,558)  $ 831,430
                                      =========    =======    =========  =========   =========   ===========   =========

                       US UNWIRED INC. AND SUBSIDIARIES

                               December 31, 2002


                     Condensed Consolidating Balance Sheet

                                                                 As of December 31, 2001
                                         -----------------------------------------------------------------------
                                             US       Unwired    Louisiana
                                          Unwired     Telecom     Unwired
                                            Inc.    Corporation     LLC       Total    Consolidating
                                          (Parent)  (Guarantor) (Guarantor) Guarantors    Entries    Consolidated
                                         ---------  ----------- ----------- ---------- ------------- ------------
                                                                      (In thousands)
               ASSETS
Current Assets:
    Cash and cash equivalents........... $  79,184    $ 4,419    $ 16,986    $ 21,405    $      --    $ 100,589
    Subscriber receivables, net.........        --      4,809      25,202      30,011           --       30,011
    Other receivables...................       203         88       9,751       9,839           --       10,042
    Inventory...........................        --        630       7,061       7,691           --        7,691
    Prepaid expenses and other
     assets.............................       608         74       8,691       8,765           --        9,373
    Receivables from (payables to)
     related parties....................     5,039      5,404      (9,359)     (3,955)        (379)         705
    Receivables from officers...........       138         --          --          --           --          138
                                         ---------    -------    --------    --------    ---------    ---------
          Total current assets..........    85,172     15,424      58,332      73,756         (379)     158,549
Property and equipment, net.............    13,603     10,188     231,970     242,158           --      255,761
Goodwill and other intangible assets,
 net....................................    27,060         --       5,780       5,780           --       32,840
Notes receivable from unconsolidated
 affiliates.............................   127,830      7,735          --       7,735     (133,830)       1,735
Other assets............................    12,169         57      13,423      13,480           --       25,649
                                         ---------    -------    --------    --------    ---------    ---------
       Total assets..................... $ 265,834    $33,404    $309,505    $342,909    $(134,209)   $ 474,534
                                         =========    =======    ========    ========    =========    =========
           LIABILITIES AND
         STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable.................... $   1,339    $ 1,569    $ 23,694    $ 25,263           --    $  26,602
    Accrued expenses....................     2,175        810      24,171      24,981           --       27,156
    Current maturities of long term
     obligations........................     6,215         56     128,252     128,308     (133,830)         693
                                         ---------    -------    --------    --------    ---------    ---------
    Total current liabilities...........     9,729      2,435     176,117     178,552     (133,830)      54,451
Long term obligations, net of current
 maturities.............................   331,036        370       7,269       7,639           --      338,675
Deferred gain...........................        --         43      38,173      38,216           --       38,216
Investments in and advance to
 unconsolidated affiliates..............   (76,318)     3,153          --       3,153       76,719        3,554
Stockholders' equity:...................
    Common stock........................       844        600          --         600         (600)         844
    Additional paid in capital..........   187,041      1,347          --       1,347       (3,261)     185,127
    Retained deficit....................  (186,498)    25,456      87,946     113,402      (73,237)    (146,333)
                                         ---------    -------    --------    --------    ---------    ---------
          Total stockholder's
           equity.......................     1,387     27,403      87,946     115,349      (77,098)      39,638
                                         ---------    -------    --------    --------    ---------    ---------
          Total liabilities and
           stockholders'
           equity....................... $ 265,834    $33,404    $309,505    $342,909    $(134,209)   $ 474,534
                                         =========    =======    ========    ========    =========    =========

                       US UNWIRED INC. AND SUBSIDIARIES

                               December 31, 2002


                Condensed Consolidating Statement of Operations

                                                      Year ended December 31, 2002
                          -----------------------------------------------------------------------------------
                              US       Unwired    Louisiana             IWO Holding
                           Unwired     Telecom     Unwired                 Corp
                             Inc.    Corporation     LLC       Total       (Non-    Consolidating
                           (Parent)  (Guarantor) (Guarantor) Guarantors Guarantor)     Entries    Consolidated
                          ---------  ----------- ----------- ---------- ----------- ------------- ------------
                                                             (In thousands)
Revenues................. $  29,428    $22,888    $ 385,847  $ 408,735   $ 124,896   $  (28,979)   $  534,080
Operating expenses.......    38,391     16,684      439,022    455,706     580,242      (28,979)    1,045,360
                          ---------    -------    ---------  ---------   ---------   ----------    ----------
Operating (loss)
   income................    (8,963)     6,204      (53,175)   (46,971)   (455,346)                  (511,280)
Other income (expense),
   net...................   (37,473)       912       (8,616)    (7,704)    (26,151)          --       (71,328)
                          ---------    -------    ---------  ---------   ---------   ----------    ----------
Equity in income (losses)
   of unconsolidated
   subsidiaries..........  (544,618)       447     (481,497)  (481,050)         --    1,025,017          (651)
                          ---------    -------    ---------  ---------   ---------   ----------    ----------
Income (loss) before
   income tax
   benefit...............  (591,054)     7,563     (543,288)  (535,725)   (481,497)   1,025,017      (583,259)
Income tax benefit.......      (781)        --           --         --          --           --          (781)
                          ---------    -------    ---------  ---------   ---------   ----------    ----------
Net (loss) income........ $(590,273)   $ 7,563    $(543,288) $(535,725)  $(481,497)  $1,025,017    $ (582,478)
                          =========    =======    =========  =========   =========   ==========    ==========

                Condensed Consolidating Statement of Operations

                                                                  Year ended December 31, 2001
                                            -----------------------------------------------------------------------
                                                US       Unwired    Louisiana
                                             Unwired     Telecom     Unwired
                                               Inc.    Corporation     LLC       Total    Consolidating
                                             (Parent)  (Guarantor) (Guarantor) Guarantors    Entries    Consolidated
                                            ---------  ----------- ----------- ---------- ------------- ------------
                                                                         (In thousands)
Revenues................................... $  29,621    $29,333    $226,425    $255,758    $(26,205)     $259,174
Operating expenses.........................    38,447     22,521     293,028     315,549     (21,533)      332,463
                                            ---------    -------    --------    --------    --------      --------
Operating (loss) income....................    (8,826)     6,812     (66,603)    (59,791)     (4,672)      (73,289)
Other income (expense), net................   (30,676)        83       2,491       2,574       4,672       (23,430)
                                            ---------    -------    --------    --------    --------      --------
Equity in income (losses) of unconsolidated
   affiliates..............................   (64,633)       431          --         431      61,442        (2,760)
                                            ---------    -------    --------    --------    --------      --------
(Loss) income before income tax benefit....  (104,135)     7,326     (64,112)    (56,786)     61,442       (99,479)
Income tax benefit.........................    (1,868)        --          --          --          --        (1,868)
                                            ---------    -------    --------    --------    --------      --------
Net (loss) income.......................... $(102,267)   $ 7,326    $(64,112)   $(56,786)   $ 61,442      $(97,611)
                                            =========    =======    ========    ========    ========      ========

                       US UNWIRED INC. AND SUBSIDIARIES

                               December 31, 2002


                Condensed Consolidating Statement of Operations

                                                                  Year ended December 31, 2000
                                             ----------------------------------------------------------------------
                                                US       Unwired    Louisiana
                                             Unwired     Telecom     Unwired
                                               Inc.    Corporation     LLC       Total    Consolidating
                                             (Parent)  (Guarantor) (Guarantor) Guarantors    Entries    Consolidated
                                             --------  ----------- ----------- ---------- ------------- ------------
                                                                         (In thousands)
Revenues.................................... $ 24,381    $32,797    $ 76,208    $109,005    $(20,335)     $113,051
Operating expenses..........................   29,495     30,392     144,910     175,302     (13,851)      190,946
                                             --------    -------    --------    --------    --------      --------
Operating (loss) income.....................   (5,114)     2,405     (68,702)    (66,297)     (6,484)      (77,895)
Other income (expense), net.................  (29,876)     2,226      13,273      15,499       7,710        (6,667)
                                             --------    -------    --------    --------    --------      --------
(Loss) income before income tax benefit,
   extraordinary item, minority interest and
   equity in losses of unconsolidated
   affiliates...............................  (34,990)     4,631     (55,429)    (50,798)      1,226       (84,562)
                                             --------    -------    --------    --------    --------      --------
Income tax benefit..........................   (5,066)        --          --          --          --        (5,066)
                                             --------    -------    --------    --------    --------      --------
(Loss) income before extraordinary item,
   minority interest and equity in income
   (losses) of unconsolidated affiliates....  (29,924)     4,631     (55,429)    (50,798)      1,226       (79,496)
Minority interest in losses of subsidiaries.       --         --       1,488       1,488        (220)        1,268
Equity in income (losses) of unconsolidated
   affiliates...............................  (53,735)       998          --         998      53,410           673
                                             --------    -------    --------    --------    --------      --------
(Loss) income from continuing operations....  (83,659)     5,629     (53,941)    (48,312)     54,416       (77,555)
Gain on disposal of discontinued operations,
   net of income tax expense of $5,066......    7,547         --          --          --          --         7,547
Extraordinary item-early extinguishment of
   debt.....................................       --         --        (238)       (238)         --          (238)
                                             --------    -------    --------    --------    --------      --------
Net (loss) income...........................  (76,112)     5,629     (54,179)    (48,550)     54,416       (70,246)
Preferred stock dividends...................   (5,000)        --          --          --          --        (5,000)
                                             --------    -------    --------    --------    --------      --------
Net loss available to common stock
   holders.................................. $(81,112)   $ 5,629    $(54,179)   $(48,550)   $ 54,416      $(75,246)
                                             ========    =======    ========    ========    ========      ========

                       US UNWIRED INC. AND SUBSIDIARIES

                               December 31, 2002


                Condensed Consolidating Statement of Cash Flows

                                                                 Year ended December 31, 2002
                                      ----------------------------------------------------------------------------------
                                          US       Unwired    Louisiana                IWO
                                       Unwired     Telecom     Unwired               Holding
                                         Inc.    Corporation     LLC       Total    Corp (Non- Consolidating
                                       (Parent)  (Guarantor) (Guarantor) Guarantors Guarantor)    Entries    Consolidated
                                      ---------  ----------- ----------- ---------- ---------- ------------- ------------
Cash flows from operating
activities:                                                             (In thousands)
Net cash provided by (used in)
   operating activities.............. $  10,315   $ 17,817    $(21,346)   $ (3,529)  $(32,700)   $   2,564    $ (23,350)
Cash flows from investing
activities:
 Payments for the purchase of
    equipment........................    (2,120)    (1,078)    (65,590)    (66,668)   (53,820)          --     (122,608)
 Acquisition of business, net of cash
    acquired.........................   (61,990)        --       3,032       3,032       (191)      (2,564)     (61,713)
 Proceeds from maturities and sales
    of investments...................        --         --          --          --     66,967           --       66,967
 Proceeds from the sale of assets....       303         --      10,016      10,016         --           --       10,319
 Proceeds from restricted cash.......        --         --          --          --     10,449           --       10,449
 Investments in unconsolidated
    affiliates.......................        --       (699)         --        (699)        --           --         (699)
 Disbursement of intercompany
    note.............................   (59,770)   (17,798)         --     (17,798)        --       77,568           --
                                      ---------   --------    --------    --------   --------    ---------    ---------
Net cash provided by (used in)
   investing activities..............  (123,577)   (19,575)    (52,542)    (72,117)    23,405       75,004      (97,285)
Cash flows from financing
activities:
 Proceeds from long-term debt........    57,798         --      91,851      91,851     43,184     (109,649)      83,184
 Proceeds from stock options
    exercised........................       282         --          --          --         --           --          282
 Proceeds from promissory notes......        --         --          --          --         20           --           20
 Principal payments of long-term
    debt.............................      (215)       (55)    (32,504)    (32,559)        --       32,081         (693)
 Debt issuance costs.................      (762)        --          --          --         --           --         (762)
                                      ---------   --------    --------    --------   --------    ---------    ---------
Net cash provided by (used in)
   activities........................    57,103        (55)     59,347      59,292     43,204      (77,568)      82,031
                                      ---------   --------    --------    --------   --------    ---------    ---------
Net increase (decrease) in cash and
   cash equivalents..................   (56,159)    (1,813)    (14,541)    (16,354)    33,909           --      (38,604)
Cash and cash equivalents at
   beginning of period...............    79,184      4,418      15,888      20,306      1,099           --      100,589
                                      ---------   --------    --------    --------   --------    ---------    ---------
Cash and cash equivalents at end of
   period............................ $  23,025   $  2,605    $  1,347    $  3,952   $ 35,008    $      --    $  61,985
                                      =========   ========    ========    ========   ========    =========    =========

                       US UNWIRED INC. AND SUBSIDIARIES

                               December 31, 2002


                Condensed Consolidating Statement of Cash Flows

                                                                Year ended December 31, 2001
                                           ----------------------------------------------------------------------
                                              US       Unwired    Louisiana
                                           Unwired     Telecom     Unwired
                                             Inc.    Corporation     LLC       Total    Consolidating
                                           (Parent)  (Guarantor) (Guarantor) Guarantors    Entries    Consolidated
                                           --------  ----------- ----------- ---------- ------------- ------------
Cash flows from operating activities:                                  (In thousands)
Net cash provided by (used in) operating
   activities............................. $ 10,686    $ 1,971    $(35,474)   $(33,503)   $      --    $ (22,817)
Cash flows from investing activities:
 Payments for the purchase of equipment...   (7,242)    (3,167)    (96,090)    (99,257)          --     (106,499)
 Payments for microwave relocation........       --         --        (666)       (666)                     (666)
 Purchase of marketable securities........  (12,544)        --          --          --           --      (12,544)
 Sale of marketable securities............  137,382         --      39,323      39,323           --      176,705
 Proceeds from the sale of assets.........      791        106      44,133      44,239           --       45,030
 Distributions from unconsolidated
    affiliates............................       --        636          --         636           --          636
 Investments in unconsolidated affiliates.       --     (1,902)         --      (1,902)          --       (1,902)
 Proceeds from restricted cash............       --      5,753          --       5,753           --        5,753
 Disbursement of intercompany note........  (62,832)    (6,000)         --      (6,000)      68,832           --
                                           --------    -------    --------    --------    ---------    ---------
Net cash provided by (used in) investing
   activities:............................   55,555     (4,574)    (13,300)    (17,874)      68,832      106,513
Cash flows from financing activities:
 Proceeds from long-term debt.............    7,840         --     135,527     135,527     (141,545)       1,822
 Proceeds from stock options exercised....    1,756         --          --          --           --        1,756
 Principal payments of long-term debt.....     (148)       (52)    (74,186)    (74,238)      72,713       (1,673)
 Debt issuance costs......................     (148)        --          --          --           --         (148)
                                           --------    -------    --------    --------    ---------    ---------
Net cash provided by (used in) financing
   activities.............................    9,300        (52)     61,341      61,289      (68,832)       1,757
                                           --------    -------    --------    --------    ---------    ---------
Net increase (decrease) in cash and cash
   equivalents............................   75,541     (2,655)     12,567       9,912           --       85,453
Cash and cash equivalents at beginning of
   period.................................    3,642      7,073       4,421      11,494           --       15,136
                                           --------    -------    --------    --------    ---------    ---------
Cash and cash equivalents at end of period $ 79,183    $ 4,418    $ 16,988    $ 21,406    $      --    $ 100,589
                                           ========    =======    ========    ========    =========    =========

                       US UNWIRED INC. AND SUBSIDIARIES

                               December 31, 2002


                Condensed Consolidating Statement of Cash Flows

                                                             Year ended December 31, 2000
                                       -----------------------------------------------------------------------
                                           US       Unwired    Louisiana
                                        Unwired     Telecom     Unwired
                                          Inc.    Corporation     LLC       Total    Consolidating
                                        (Parent)  (Guarantor) (Guarantor) Guarantors    Entries    Consolidated
                                       ---------  ----------- ----------- ---------- ------------- ------------
Cash flows from operating activities:                               (In thousands)
Net cash provided by (used in)
 operating activities................. $   8,594   $ 14,898    $ (11,793) $   3,105    $     --     $  11,699

Cash flows from investing activities:
  Payments for the purchase of
   equipment..........................    (5,134)    (2,155)    (154,750)  (156,905)         --      (162,039)
  Proceeds from the sale of assets....        --         --       39,818     39,818          --        39,818
  Sale of marketable securities.......    76,868         --      117,270    117,270          --       194,138
  Purchase of marketable securities...  (177,582)        --      (39,739)   (39,739)         --      (217,321)
  Proceeds from the sale of
   discontinued operations............    11,522         --           --         --          --        11,522
  Distributions from unconsolidated
   affiliates.........................        --        509           --        509          --           509
  Investments in unconsolidated
   affiliates.........................        --     (1,982)          --     (1,982)         --        (1,982)
  Dividends received..................    17,000         --           --         --     (17,000)           --
  Cash contributions from minority
   shareholder........................        --         --          940        940          --           940
  Disbursement of intercompany
   note...............................   (65,000)        --           --         --      65,000            --
                                       ---------   --------    ---------  ---------    --------     ---------
Net cash provided by (used in)
 investing activities.................  (142,326)    (3,628)     (36,461)   (40,089)     48,000      (134,415)

Cash flows from financing activities:
  Proceeds from long-term debt........    52,295         --       65,000     65,000     (65,000)       52,295
  Proceeds from issuance of common
   stock, net.........................    80,620         --           --         --          --        80,620
  Proceeds from issuance of preferred
   stock..............................     5,000         --           --         --          --         5,000
  Dividends Paid......................        --    (17,000)          --    (17,000)     17,000            --
  Principal payments of long-term
   debt...............................      (105)       (48)     (14,168)   (14,216)         --       (14,321)
  Debt issuance costs.................      (437)        --           --         --          --          (437)
                                       ---------   --------    ---------  ---------    --------     ---------
Net cash provided by (used in)
 activities...........................   137,373    (17,048)      50,832     33,784     (48,000)      123,157
                                       ---------   --------    ---------  ---------    --------     ---------
Net increase (decrease) in cash and
 cash equivalents.....................     3,641     (5,778)       2,578     (3,200)         --           441
Cash and cash equivalents at beginning
 of period............................        --     12,851        1,844     14,695          --        14,695
                                       ---------   --------    ---------  ---------    --------     ---------
Cash and cash equivalents at end of
 period............................... $   3,641   $  7,073    $   4,422  $  11,495    $     --     $  15,136
                                       =========   ========    =========  =========    ========     =========

                       US UNWIRED INC. AND SUBSIDIARIES

                Schedule II - Valuation and Qualifying Accounts

                                (In thousands)

                                             Year ended December 31,
                                           --------------------------
                                             2002      2001     2000
                                           --------  -------  -------
         Income tax valuation allowance
             Balance at beginning of year. $ 61,534  $29,398  $ 2,026
             Additions....................  114,449   32,136   27,372
             Reductions...................       --       --       --
                                           --------  -------  -------
             Balance at end of year....... $175,983  $61,534  $29,398
                                           ========  =======  =======
         Allowance for doubtful accounts
             Balance at beginning of year. $  3,402  $   294  $   184
             Additions....................   24,850    9,152      976
             Reductions...................  (21,129)  (6,044)    (866)
                                           --------  -------  -------
             Balance at end of year....... $  7,123  $ 3,402  $   294
                                           ========  =======  =======
         Reserve for inventory obsolescence
             Balance at beginning of year. $    855  $   237  $   939
             Additions....................       --      618      858
             Reductions...................     (381)      --   (1,560)
                                           --------  -------  -------
             Balance at end of year....... $    474  $   855  $   237
                                           ========  =======  =======