Form 10-Q
period 2003-03-31
US UNWIRED INC
filed 2003-05-15
CIK 1024149

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003 OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No. __

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No __

There were 128,831,535 shares of common stock, $0.01 par value per share, outstanding at April 30, 2003.

                                                                            Page
                                                                            ----

Part I - Financial Information

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets...............................  3
         Condensed Consolidated Statements of Operations.....................  4
         Condensed Consolidated Statements of Cash Flows.....................  5
         Notes to Condensed Consolidated Financial Statements................  6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................... 19

Item 4.  Controls and Procedures ............................................ 28

Part II - OTHER INFORMATION

Item 5.  Other Information .................................................. 28

Item 6.  Exhibits and Reports on Form 8-K.................................... 52

Signatures................................................................... 53

Certification by Chief Executive Officer..................................... 54

Certification by Chief Financial Officer..................................... 55

Part I    Financial Information

Item 1.   Financial Statements

US UNWIRED INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                                            March 31,     December 31,
                                                                              2003            2002
                                                                          ------------    ------------
                                                                           (Unaudited)      (Note 1)
                                     Assets
Current assets:
      Cash and cash equivalents                                           $     73,328    $     61,985
      Restricted cash                                                           30,182          33,218
      Subscriber receivables, net                                               34,779          47,727
      Other receivables                                                          2,471           2,661
      Inventory                                                                  8,162           5,315
      Prepaid expenses and other assets                                         18,125          15,077
      Receivables from related parties                                             710             681
      Receivables from officers                                                     86             101
                                                                          ------------    ------------

      Total current assets                                                     167,843         166,765

Property and equipment, net                                                    463,114         484,014
Restricted cash                                                                    ---           8,000
Goodwill                                                                        51,965          51,961
Intangibles, net                                                                68,441          78,292
Notes receivable from unconsolidated affiliates                                  1,815           1,811
Other assets                                                                    40,146          40,587
                                                                          ------------    ------------

Total assets                                                              $    793,324    $    831,430
                                                                          ============    ============
                      Liabilities and stockholders' deficit
Current liabilities:
      Accounts payable                                                    $     24,667    $     28,301
      Accrued expenses                                                          80,465          67,665
      Current maturities of long term obligations                                7,624           5,018
      Current maturities of long term obligations in default                   350,564             ---
                                                                          ------------    ------------
      Total current liabilities                                                463,320         100,984

Long term obligations, net of current maturities                               419,483         411,995
Long term obligations in default, net of current maturities                        ---         350,207
Deferred gain                                                                   33,425          34,581
Investments in and advances to unconsolidated affiliates                         3,737           3,901

Stockholders' deficit:
      Common stock                                                               1,288           1,288
      Additional paid in capital                                               658,527         657,459
      Retained deficit                                                        (786,282)       (728,811)
      Promissory note                                                             (174)           (174)
                                                                          ------------    ------------
      Total stockholders' deficit                                             (126,641)        (70,238)
                                                                          ------------    ------------

      Total liabilities and stockholders' deficit                         $    793,324    $    831,430
                                                                          ============    ============

      See accompanying notes to condensed consolidated financial statements

US UNWIRED INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

                                                            For the three months ended
                                                                    March 31,
                                                               2003           2002
                                                            -----------    -----------
Revenues:
       Subscriber                                           $    94,273    $    56,115
       Roaming                                                   27,491         30,743
       Merchandise sales                                          6,370          4,287
       Other revenue                                                613            925
                                                            -----------    -----------

       Total revenue                                            128,747         92,070
Expenses:
       Cost of service                                           51,846         39,975
       Merchandise cost of sales                                  9,490          7,990
       General and administrative                                35,277         25,969
       Sales and marketing                                       25,546         21,544
       Non-cash stock compensation                                1,067          1,166
       Depreciation and amortization                             30,161         14,185
       IWO asset abandonment charge                              12,403            ---
                                                            -----------    -----------
       Total operating expense                                  165,790        110,829
                                                            -----------    -----------
Operating loss                                                  (37,043)       (18,759)
Other income (expense):
       Interest expense                                         (20,690)       (10,107)
       Gain on sale of assets                                        81            ---
                                                            -----------    -----------
       Total other expense                                      (20,609)       (10,107)
                                                            -----------    -----------

Loss before equity in income of unconsolidated affiliates
                                                                (57,652)       (28,866)
Equity in income of unconsolidated affiliates                       180            505
                                                            -----------    -----------

Net loss                                                    $   (57,472)   $   (28,361)
                                                            ===========    ===========

Basic and diluted loss per share                            $     (0.45)   $     (0.33)
                                                            ===========    ===========

Weighted average outstanding common shares                      128,832         84,856
                                                            ===========    ===========

      See accompanying notes to condensed consolidated financial statements

US UNWIRED INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

                                                             For the three months ended
                                                                     March 31,
                                                                2003          2002
                                                             -----------    -----------
                      Cash flows from operating activities

Net cash provided by operating activities                    $     9,959    $     3,413

                      Cash flows from investing activities

Proceeds from restricted cash                                     11,035            ---
Proceeds from sale of assets                                         350            ---
Payments for the purchase of equipment                            (9,829)       (39,258)
Acquisition of business, net of cash acquired                        ---        (55,265)
Sale of marketable securities                                        ---         10,016
                                                             -----------    -----------

Net cash provided by (used in) investing activities                1,556        (84,507)

                      Cash flows from financing activities

Principal payments of long-term debt                                (172)          (171)
Proceeds from long-term debt                                         ---         40,000
Proceeds from stock options exercised                                ---            167
Debt issuance costs                                                  ---           (763)
                                                             -----------    -----------

Net cash (used in) provided by financing activities                 (172)        39,233
                                                             -----------    -----------

Net change in cash and cash equivalents                           11,343        (41,861)

Cash and cash equivalents at beginning of period                  61,985        100,589
                                                             -----------    -----------

Cash and cash equivalents at end of period                   $    73,328    $    58,728
                                                             ===========    ===========

     See accompanying notes to condensed consolidated financial statements.

US UNWIRED INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003
(UNAUDITED)


1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

     The condensed consolidated balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The condensed consolidated financial statements contained herein should be read in conjunction with the financial statements and notes included in the Form 10-K for US Unwired Inc. for the year ended December 31, 2002, filed on March 31, 2003 with the Securities and Exchange Commission.

2.   Description of the Organization

     US Unwired Inc. ("the Company" or "US Unwired") is principally engaged in the ownership and operation of wireless communications systems, consisting of personal communications systems ("PCS"), cellular and paging communication systems in the southern and northeastern regions of the United States.

     US Unwired acquired IWO Holdings, Inc. ("IWO") on April 1, 2002.

3.   Liquidity and Capital Resources

     US Unwired has a senior bank credit facility and senior subordinated discount notes. IWO has a senior bank credit facility and senior notes. US Unwired and IWO entered into these prior to the acquisition of IWO. Under the terms of these debt instruments, funds available under the US Unwired debt can only be used by US Unwired, and funds available under the IWO debt can only be used by IWO. US Unwired is not obligated for the payment of IWO's debt, and IWO is not obligated for the payment of US Unwired's debt.

     US Unwired Liquidity

     As of March 31, 2003, US Unwired had $47.3 million in cash and cash equivalents; availability under the US Unwired senior bank credit facility of $73.2 million; and, indebtedness that consisted of $90.0 million related to the US Unwired senior bank credit facility, $326.0 million related to the US Unwired senior subordinated discount notes and $11.1 million in capital leases, promissory notes and vendor financing for a total of $427.1 million.

     Given US Unwired's current business model, the Company believes US Unwired will have sufficient cash to funds its operations, debt service and capital requirements in 2003. US Unwired must comply with certain financial and operating covenants of the US Unwired senior bank credit facility and the US Unwired senior subordinated discount notes, and as of March 31, 2003, was in compliance with these restrictive covenants. However, the Company's current business model indicates that it will fail to comply with certain financial covenants of the US Unwired senior bank credit facility in 2003. The Company has initiated discussions with the US Unwired banking group to amend these financial covenants. However, there can be no assurance that the Company will be able to successfully negotiate these amendments on terms acceptable to the Company. Should acceptable amendments not be made, the banking group may elect to deny the Company access to the remaining available funds under the US Unwired senior bank credit facility. Under such circumstances, the Company believes that it will have sufficient cash to fund operations, debt service and capital requirements in 2003 without additional borrowing. The banking group may also elect to accelerate repayment of the US Unwired senior bank credit facility. Under such circumstances, this acceleration will serve to trigger a default in the US Unwired senior subordinated discount notes. Should this occur, both the holders of the US Unwired senior bank credit facility and US Unwired senior subordinated discount notes may demand immediate payment for all outstanding indebtedness, and the Company would be unable to pay the accelerated amount.

     As of the date of this filing, the Company is unable to express a belief on whether it will have sufficient liquidity in 2004 and beyond, which will depend on a number of factors including results of 2003 operations; its relationship with Sprint PCS, major vendors and lenders; and the amended terms of the US Unwired senior bank credit facility.

     Considering the expected covenant violations in 2003 and the actions that may result from such covenant violations and the operating losses incurred to date, there is substantial doubt about US Unwired's ability to continue as a going concern.

     IWO Liquidity

     The Company has been unable to develop a business plan for IWO that provides sufficient liquidity in 2003, and has engaged in discussions with the holders of the IWO senior bank credit facility and the holders of the IWO senior notes regarding the restructuring of IWO.

     As of March 31, 2003, IWO had $26.1 million in cash and cash equivalents and $30.2 million in restricted cash; availability in revolving loans under the IWO senior bank credit facility of $25.2 million; and indebtedness that consisted of $213.2 million related to the IWO senior bank credit facility and $137.4 million related to the IWO senior notes for a total of $350.6 million. A portion of the original proceeds of the IWO senior notes offering was set aside as restricted cash to make the first six scheduled interest payments on the IWO senior notes through January 2004. Repayment of the IWO senior bank credit facility commences in March 2004.

     IWO was not in compliance with its restrictive covenants under the IWO senior bank credit facility at March 31, 2003, and as a result of these covenant violations, the Company was in default of the IWO senior bank credit facility at March 31, 2003. The holders of the IWO senior bank credit facility have the right to deny IWO access to the remaining $25.2 million of availability. Without the remaining $25.2 million, IWO will not have sufficient liquidity through 2003. The Company is in discussions with the IWO banking group and IWO note holders to arrive at an acceptable restructuring to preserve IWO liquidity. IWO, holders of the IWO senior bank credit facility and holders of the IWO senior notes have all retained advisors to assist in evaluating alternatives for IWO.

     A default under the IWO senior bank credit facility does not result in IWO being in default under the IWO senior notes. Should IWO be unable to amend the IWO senior bank credit facility or obtain waivers for the violated restricted covenants, the holders of IWO senior bank credit facility can restrict any remaining future IWO borrowing capacity and accelerate repayment of the IWO senior bank credit facility. Should the holders of IWO senior bank credit facility accelerate repayment, that acceleration will serve to trigger a default in the IWO senior notes. Should this occur, both the holders of the IWO senior bank credit facility and the holders of the IWO senior notes may demand immediate payment of all outstanding indebtedness. If the indebtedness is accelerated, IWO does not have sufficient cash to repay its indebtedness. As a result, IWO would be forced to seek protection under bankruptcy.

     As a result of liquidity challenges, IWO has made the decision to reduce capital expenditures for network expansion. With the assistance of IWO's advisors, IWO believed that it did not have sufficient liquidity, at this time, to complete all cell sites under construction as of March 31, 2003. As a result, IWO has elected to abandon the construction of cell sites that do not provide a sufficient level of enhanced coverage. IWO recorded an asset abandonment charge of $12.4 million during the three-month period ended March 31, 2003 for the cell sites and the related property leases of these abandoned cell sites. Included in this asset abandonment charge are cell sites that IWO is required to construct to meet the build out requirements under the IWO Sprint management agreement. Failure to complete the build out of the IWO service area will place IWO in violation of the IWO Sprint management agreement. As a result, Sprint PCS could declare IWO in default and take action up to and including termination of the IWO Sprint management agreement. At March 31, 2003, IWO's construction in progress included $13.6 million primarily related to cell sites that IWO plans to complete and management estimates that completion of these cell sites will require approximately $10.9 million in additional construction costs to complete construction and place these sites in operation. IWO anticipates that only a portion of these sites will be completed in 2003.

     Due to restrictions in the US Unwired debt instruments, US Unwired cannot provide any capital or other financial support to IWO. Further, IWO creditors, IWO lenders and IWO note holders cannot place any liens or encumbrances on the assets of US Unwired. Should the holders of the IWO senior bank credit facility place IWO in default, US Unwired's relationship with IWO may change and several alternatives exist ranging from working for the holders of the IWO senior bank credit facility and the holders of the IWO senior notes as a manager of the IWO territory, subject to the approval by Sprint PCS, to no involvement with IWO at all.

     Considering the covenant violations and the actions that may result from such covenant violations and the operating losses incurred to date, there is substantial doubt about IWO's ability to continue as a going concern.

     The Company's Business Strategy

     The Company is undertaking a number of key initiatives designed to enable US Unwired to continue as a going concern. The Company has:

     . reinstated the deposit requirement for higher credit risk subscribers and will request not to participate in any Sprint PCS programs where the Company's analysis indicates adversely impacted levels of customer turnover or unsatisfactory economic returns.
     . restructured sales employees' programs to pay higher commissions on subscribers with better credit ratings.
     . revised the local agent commission structure. The Company no longer offers handset discounts to its local agents and instead pays higher commissions for subscribers with good credit ratings. The Company has cancelled and continues to cancel agreements with local agents that continue to target higher risk subscribers or provide low economic value.
     . reintroduced the pre-pay program, which requires advance payment for minutes of use. The Company believes that this program offers higher credit risk subscribers a less stressful environment in which to subscribe to the Company's service. The Company believes that there is a lower susceptibility for this credit class of subscribers to churn than with a post-pay program, and this service allows these subscribers to better manage their expenditures for the service provided.
     . supplemented Sprint PCS's customer service function with certain of its own staff that focuses on subscriber retention.
     . limited its capital expenditures to: (1) capacity and required technical upgrades of existing equipment, and (2) only adding additional cell site coverage in areas that we expect will produce positive cash returns as a result of either new subscriber growth or decreases in subscriber turnover.

     .    continued to divest of certain non-core assets.
     . undertaken a corporate wide evaluation of expenses. This includes the consolidation of functions, divesting of unused and under utilized facilities, renegotiation of vendor contracts, extension of vendor payment terms and other cost cutting measures.
     . evaluated and continues to evaluate its markets and is reducing sales staffing levels and closing retail outlets that do not meet its minimum internal rates of returns.
     . continued to work with Sprint PCS to improve the detail, timeliness and accuracy of information processed by Sprint PCS on the Company's behalf.

     While the Company believes that these initiatives will have a positive impact on operating results, the Company cannot state with certainty that these initiatives will result in its ability to sustain operations beyond or even to the end of 2003, given the information as discussed above regarding the Company's indebtedness.

4.   Details of Certain Balance Sheet Accounts

     Major categories of property and equipment consisted of the following:

                                                      March 31,   December 31,
                                                           2003           2002
                                                     ----------   ------------
                                                         (In thousands)

     Land                                            $      890   $        890
     Buildings and leasehold improvements                22,415         22,713
     Facilities and equipment                           612,043        603,085
     Furniture, fixtures and vehicles                    10,112          9,744
     Construction in progress                            24,079         34,004
                                                     ----------   ------------
                                                        669,539        670,436
     Less accumulated depreciation an amortization      206,425        186,422
                                                     ----------   ------------
                                                     $  463,114   $    484,014
                                                     ==========   ============

     Intangibles consisted of the following:

                                                      March 31,   December 31,
                                                           2003           2002
                                                     ----------   ------------
                                                           (In thousands)

     Intangible Assets:
       Sprint affiliation agreement                  $   35,266   $     35,266
       Subscriber base                                   81,824         81,824
                                                     ----------   ------------
                                                        117,090        117,090
       Less: accumulated amortization                    48,649         38,798
                                                     ----------   ------------
       Intangible assets, net                        $   68,441   $     78,292
                                                     ==========   ============

5.   Long-Term Obligations

     Long-term debt, including capital lease obligations, consisted of the following:

                                                                    March 31,    December 31,
                                                                      2003          2002
                                                                  ------------   ------------
                                                                         (In thousands)
     US Unwired Inc. senior subordinated discount notes           $    325,975   $    315,707
     US Unwired Inc. senior bank credit facility                        90,000         90,000
     Capital leases                                                      7,160          7,269
     Promissory note                                                     3,613          3,667
     Vendor financing                                                      359            370
                                                                  ------------   ------------
     Total long-term obligations, US Unwired Inc.                      427,107        417,013

     IWO Holdings, Inc. senior notes                                   137,380        137,023
     IWO Holdings, Inc. senior bank credit facility, in default        213,184        213,184
                                                                  ------------   ------------
     Total long-term obligations, IWO Holdings Inc.                    350,564        350,207

     Less current maturities                                           358,188          5,018
                                                                  ------------   ------------
     Long-term obligations, excluding current maturities          $    419,483   $    762,202
                                                                  ============   ============

     As of March 31, 2003, $73.2 million remained available for borrowing under the US Unwired senior bank credit facility. As of March 31, 2003, US Unwired was in compliance with all financial covenants under the US Unwired senior bank credit facility and the US Unwired senior subordinated discount notes.

     As of March 31, 2003, $25.2 million was available under the IWO senior bank credit facility. IWO was not in compliance with its restrictive covenants under the IWO senior bank credit facility at March 31, 2003, and as a result of these covenant violations, the Company was in default of the IWO senior bank credit facility at March 31, 2003. The holders of the IWO senior bank credit facility have the right to deny IWO access to the remaining $25.2 million of availability as a result of the covenant violations. As a result of the covenant violations and the impact of these covenant violations on the IWO senior bank credit facility as discussed in
     Note 3, the Company has classified all outstanding indebtedness of both the IWO senior bank credit facility and the IWO senior notes as a current liability.

     US Unwired Senior Subordinated Discount Notes - 13 3/8%

     In October 1999, US Unwired issued $400 million in aggregate principal amount of 13 3/8% Senior Subordinated Discount Notes due November 1, 2009 ("the US Unwired senior subordinated discount notes"). The US Unwired senior subordinated discount notes were issued at a substantial discount such that the Company received gross proceeds of approximately $209.2 million. The US Unwired senior subordinated discount notes increase in value daily, compounded twice per year, at the rate of 13 3/8% per year until November 1, 2004. On that date, the value of the US Unwired senior subordinated discount notes will be equal to the face amount of the US Unwired senior subordinated discount notes and interest will begin to accrue at the rate of 13 3/8% per year. The Company will be required to pay the accrued interest beginning May 1, 2005, and on each November 1 and May 1 thereafter. The US Unwired senior subordinated discount notes are a general unsecured obligation of the Company, except for the limited security provided by a pledge agreement by the Company's wholly owned subsidiary, Louisiana Unwired LLC ("LA Unwired"). The US Unwired senior subordinated discount notes rank junior to all existing and future senior debt of the Company and equal in right of payment of any future senior subordinated indebtedness of the Company.

     The US Unwired senior subordinated discount notes are fully, unconditionally, and jointly and severally guaranteed by two of the Company's wholly owned subsidiaries: LA Unwired and Unwired Telecom Corp. ("Unwired Telecom"). Each of the guarantees is a general unsecured obligation of the guarantor, except for a pledge by LA Unwired of its interest in Texas Unwired and any notes payable to it by Texas Unwired as security for the guarantee. Each of the guarantees ranks equally in right of payment with the guarantor's future senior subordinated indebtedness and is subordinated in right of payment to all existing and future senior debt of the guarantor. The US Unwired senior subordinated discount notes are not guaranteed by IWO.

     US Unwired Senior Bank Credit Facility - $170 million

     The $170 million US Unwired senior bank credit facility consists of an $80 million reducing revolving credit facility and $90 million in term loans. The $80 million reducing revolving credit facility has been reduced by $6.0 million as a result of permanent reductions of $1.3 million and $2.0 million per quarter that began in June 2002. The US Unwired senior bank credit facility matures in 2008. Effective June 6, 2002, the Company amended the $170 million US Unwired senior bank credit facility to allow for letters of credit. Any letters of credit issued by the Company reduce the amount available under the reducing revolving credit facility. The term loans will be repaid in quarterly installments beginning in June 2003. All loans under the US Unwired senior bank credit facility bear interest at variable rates tied to the federal funds rate or LIBOR. The US Unwired senior bank credit facility is secured by all of the assets of the Company and its subsidiaries (other than property owned by IWO which the Company acquired on April 1, 2002). Such collateral also secures certain interest rate protection and other hedging agreements permitted by our credit agreement that may be entered into from time to time by us. Lucent Technologies, Inc. is also a guarantor of a portion of our senior secured credit facility. At March 31, 2003, the Company had $73.2 million available under this facility. The proceeds from the US Unwired senior bank credit facility are available for use only by US Unwired and its subsidiaries other than IWO.

     IWO Senior Notes - 14%

     In February 2001, IWO issued 160,000 units, each consisting of $1,000 principal amount of 14% Senior Notes ("the IWO senior notes") due January 15, 2011 and one warrant to purchase 12.50025 shares of IWO's class C common stock at an exercise price of $7.00 per share. As a result of US Unwired's acquisition of IWO in April 2002, this warrant was converted to a US Unwired warrant to purchase 12.96401 shares of US Unwired's common stock at $6.75 per share. Interest is payable semi-annually on January 15 and July 15 of each year. Independent Wireless One Corporation, a wholly owned subsidiary of IWO, is the sole guarantor of the IWO senior notes. All of IWO's restricted subsidiaries formed or acquired after the issuance of the IWO senior notes that guarantee the IWO senior bank credit facility will also be required to guarantee the IWO senior notes. The IWO senior notes are not guaranteed by Independent Wireless One Realty Corporation, a wholly owned subsidiary of IWO, or US Unwired and its subsidiaries.

     A portion of the original proceeds of the IWO senior notes were used to purchase a portfolio of U.S. government securities which will generate sufficient proceeds to make the first six scheduled interest payments on the IWO Notes through January 2004. The account holding the investment securities and all of the securities and other items contained in the account have been pledged to the trustee for the benefit of the holders of the IWO senior notes.

     IWO Senior Bank Credit Facility - $240 million

     Effective December 2000, Independent Wireless One Corporation, a wholly owned subsidiary of IWO, entered into an amended and restated secured credit facility ("the IWO senior bank credit facility") under which it may borrow up to $240 million in the aggregate consisting of up to $70 million in revolving loans and $170 million in term loans. The IWO senior bank credit facility matures in 2008. The term loans will be repaid in quarterly installments beginning in March 2004 and the reducing revolver matures in March 2008. All loans under the IWO senior bank credit facility bear interest at variable rates tied to the prime rate, the federal funds rate or LIBOR. The IWO senior bank credit facility is secured by all of the assets of IWO and its subsidiaries. At March 31, 2003, the Company had $25.2 million of availability under the IWO senior bank credit facility. However, as mentioned above, the holders of the IWO senior bank credit facility have a right to deny IWO access to the remaining $25.2 million of availability as a result of the covenant violations. The IWO credit facility is available for use only by IWO and its subsidiaries.

6.   Commitments and Contingencies

     The Company's PCS licenses and the PCS licenses that the Company operates for Sprint PCS are subject to a requirement that the Company construct network facilities that offer coverage to 25% of the population or have substantial service in each of its Basic Trading Areas ("BTAs") within five years from the grant of the licenses. As of March 31, 2003, management believes that Sprint PCS has met the requirements necessary for the licenses that the Company operates for Sprint PCS under the Sprint PCS management agreements and that the Company has met the requirements necessary for the licenses that it owns.

     The Company uses Sprint PCS to process all PCS subscriber billings including monthly recurring charges, airtime and other charges such as interconnect fees. The Company pays various fees to Sprint PCS for new subscribers as well as recurring monthly fees for services performed for existing customers including billing and management of customer accounts. Sprint PCS's billing for these services is based upon an estimate of the actual costs incurred by Sprint PCS to provide such services. At the end of each calendar year, Sprint PCS compares its actual costs to provide such services to remittances by the Company for estimated billings and either refunds overpayments or bills for costs in excess of the payments made. Based upon information as provided by Sprint PCS, the Company believes it has adequately provided for the above-mentioned costs in the accompanying consolidated financial statements. Additionally, Sprint PCS has contracted with national retailers that sell handsets and service to new PCS subscribers in the Company's markets. Sprint PCS pays these national retailers a new subscriber commission and provides handsets to such retailers below cost. Sprint PCS passes these costs of commissions and the handset subsidies to the Company.

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

8.   Stock Compensation

     The Company accounts for its stock compensation arrangements under the provision of APB 25, accounting for stock issued to employees.

     Had compensation expense for the Company's stock option plan been determined in accordance with SFAS No. 123, the company's net loss and basic and diluted net loss per share of common stock for the three months ended March 31, 2003 and 2002 would have been:

                                                       Three months ended
                                                  March 31, 2003    March 31, 2002
                                                  --------------    --------------
     Net loss:
       As reported                                $      (57,472)   $      (28,361)
       Add recorded non-cash stock compensation            1,067             1,166
       Less non-cash compensation in accordance
       with SFAS No. 123                                  (1,871)           (2,200)
                                                  --------------    --------------
       Pro forma                                  $      (58,276)   $      (29,395)
                                                  ==============    ==============

     Basic and diluted loss per share:
        As reported                               $        (0.45)   $        (0.33)
                                                  ==============    ==============
        Pro forma                                 $        (0.45)   $        (0.35)
                                                  ==============    ==============

9.   Condensed Consolidating Financial Information

     As discussed in Note 5, the US Unwired Notes are guaranteed by certain of the Company's subsidiaries. The following information presents the condensed consolidating balance sheets as of March 31, 2003 and December 31, 2002 and the condensed consolidating statements of operations and cash flows for the three ended March 31, 2003 and March 31, 2002 of (a) the "Parent" Company, US Unwired Inc., (b) the "Guarantors", Unwired Telecom Corporation and Louisiana Unwired, and (c) the "Non-Guarantor", IWO, and includes eliminating entries and the Company on a consolidated basis.

     The separate consolidated financial statements of IWO, including disclosure of condensed consolidating financial information for IWO, are included in IWO's separate Form 10-Q filing.

Condensed Consolidating Balance Sheet

                                                                 As of March 31, 2003
                                                                 --------------------
                                      US        Unwired     Louisiana                IWO Holdings,
                                    Unwired     Telecom      Unwired                     Inc.
                                      Inc.    Corporation     LLC         Total          (Non-       Consolidating
                                    (Parent)  (Guarantor)  (Guarantor)  Guarantors     Guarantor)       Entries     Consolidated
                                   ---------  -----------  -----------  ----------  ---------------  -------------  ------------
                                                                   (In thousands)
ASSETS:
Current Assets
Cash and cash equivalents          $  44,343  $       426  $     2,487  $    2,913  $        26,072  $         ---  $     73,328
Restricted cash                          ---          ---          ---         ---           30,182            ---        30,182
Subscriber receivables, net              ---        1,212       23,195      24,407           10,372            ---        34,779
Other receivables                         49          ---        1,801       1,801              621            ---         2,471
Inventory                                ---          297        4,190       4,487            3,675            ---         8,162
Prepaid expenses and other assets      1,050          140       11,335      11,475            5,600            ---        18,125
Receivables from (payables to)
 related parties                       1,177          194         (727)       (533)              25             41           710
Receivables from officers                 86          ---          ---         ---              ---            ---            86
                                   ---------  -----------  -----------  ----------  ---------------  -------------  ------------
  Total current assets                46,705        2,269       42,281      44,550           76,547             41       167,843
Property and equipment, net           11,235        8,282      265,820     274,102          177,777            ---       463,114
Goodwill and other intangible
 assets, net                             ---          ---       72,358      72,358           48,048            ---       120,406
Notes receivable from
 unconsolidated affiliates           168,346       29,192          ---      29,192              160       (195,883)        1,815
Other assets                          11,119          132       12,026      12,158           16,869            ---        40,146
                                   ---------  -----------  -----------  ----------  ---------------  -------------  ------------
   Total assets                    $ 237,405  $    39,875  $   392,485  $  432,360  $       319,401  $    (195,842) $    793,324
                                   =========  ===========  ===========  ==========  ===============  =============  ============

LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)
Current liabilities:
Accounts payable                   $   1,057  $       580  $    12,147  $   12,727  $        10,883  $         ---  $     24,667
Accrued expenses                       4,385          800       45,928      46,728           29,352            ---        80,465
Current maturities of long term
 debt                                 34,477           61      168,795     168,856          350,564       (195,709)      358,188
                                   ---------  -----------  -----------  ----------  ---------------  -------------  ------------
   Total current liabilities          39,919        1,441      226,870     228,311          390,799       (195,709)      463,320

Long term debt, net of current
 maturities                          412,473          299        6,711       7,010              ---            ---       419,483
Deferred gain                            ---          132       32,517      32,649              776            ---        33,425
Investments in and advances to
 unconsolidated affiliates           (41,125)       1,845       72,368      74,213              ---        (29,351)        3,737

Stockholders' equity (deficit):
Common stock                           1,288          600          ---         600                1           (601)        1,288
Additional paid in capital           660,247        1,347      809,068     810,415          446,449     (1,258,584)      658,527
Retained deficit                    (835,397)      34,211     (755,049)   (720,838)        (518,624)     1,288,577      (786,282)
Promissory note                          ---          ---          ---         ---              ---           (174)         (174)
                                   ---------  -----------  -----------  ----------  ---------------  -------------  ------------

Total stockholder's equity
 (deficit)                          (173,862)      36,158       54,019      90,177          (72,174)        29,218      (126,641)
                                   ---------  -----------  -----------  ----------  ---------------  -------------  ------------

Total liabilities and
 stockholders' equity (deficit)    $ 237,405  $    39,875  $   392,485  $  432,360  $       319,401  $    (195,842) $    793,324
                                   =========  ===========  ===========  ==========  ===============  =============  ============

Condensed Consolidating Balance Sheet

                                                                  As of December 31, 2002
                                                                  -----------------------
                                       US       Unwired     Louisiana                IWO Holdings,
                                    Unwired     Telecom      Unwired                     Inc.
                                      Inc.    Corporation      LLC         Total        (Non-        Consolidating
                                   (Parent)   (Guarantor)  (Guarantor)  Guarantors    Guarantor)        Entries     Consolidated
                                   ---------  -----------  -----------  ----------  ---------------  -------------  ------------
                                                                       (In thousands)
ASSETS:
Current Assets
Cash and cash equivalents          $  23,025  $     2,605  $     1,347  $    3,952  $        35,008  $         ---  $     61,985
Restricted   cash  and  US
 Treasury securities  at
 amortized  cost-held to maturity        ---          ---          ---         ---           33,218            ---        33,218
Subscriber receivables, net              ---        1,403       34,481      35,884           11,843            ---        47,727
Other receivables                         33            1        1,030       1,031            1,597            ---         2,661
Inventory                                ---           99        2,637       2,736            2,579            ---         5,315
Prepaid expenses and other assets      1,012           63        9,323       9,386            4,679            ---        15,077
Receivables from (payables to)
 related parties                      (1,362)         402        1,307       1,709              320             14           681
Receivables from officers                101          ---          ---         ---              ---            ---           101
                                   ---------  -----------  -----------  ----------  ---------------  -------------  ------------
  Total current assets                22,809        4,573       50,125      54,698           89,244             14       166,765
Property and equipment, net           11,844        9,031      273,261     282,292          189,878            ---       484,014
Restricted cash                          ---          ---          ---         ---            8,000            ---         8,000
Goodwill and other intangible
 assets, net                             ---          ---       74,736      74,736           55,517            ---       130,253
Notes receivable from
 unconsolidated affiliates           187,600       25,609          ---      25,609              174       (211,572)        1,811
Other assets                          11,572          108       11,295      11,403           17,612            ---        40,587
                                   ---------  -----------  -----------  ----------  ---------------  -------------  ------------
   Total assets                    $ 233,825  $    39,321  $   409,417  $  448,738  $       360,425  $    (211,558) $    831,430
                                   =========  ===========  ===========  ==========  ===============  =============  ============

LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)
Current liabilities:
Accounts payable                   $   1,164  $     1,054  $    11,089  $   12,143  $        14,994  $         ---  $     28,301
Accrued expenses                       3,803          816       33,726      34,542           29,320            ---        67,665
Current maturities of long term
 debt                                 28,313           59      188,044     188,103              ---       (211,398)        5,018
                                   ---------  -----------  -----------  ----------  ---------------  -------------  ------------
   Total current liabilities          33,280        1,929      232,859     234,788           44,314       (211,398)      100,984

Long term debt, net of current
 maturities                          404,860          310        6,825       7,135          350,207            ---       762,202
Deferred gain                            ---          107       33,523      33,630              951            ---        34,581
Investments in and advance to
 unconsolidated affiliates           (88,013)       2,009       35,240      37,249              ---         54,665         3,901

Stockholders' equity (deficit):
Common stock                           1,288          600          ---         600                1           (601)        1,288
Additional paid in capital           659,180        1,347      809,067     810,414          446,449     (1,258,584)      657,459
Retained deficit                    (776,770)      33,019     (708,097)   (675,078)        (481,497)     1,204,534      (728,811)
Promissory note                          ---          ---          ---         ---              ---           (174)         (174)
                                   ---------  -----------  -----------  ----------  ---------------  -------------  ------------

 Total stockholder's equity
  (deficit)                         (116,302)      34,966      100,970     135,936          (35,047)       (54,825)      (70,238)
                                   ---------  -----------  -----------  ----------  ---------------  -------------  ------------

Total liabilities and
 stockholders' equity (deficit)    $ 233,825  $    39,321  $   409,417  $  448,738  $       360,425  $    (211,558) $    831,430
                                   =========  ===========  ===========  ==========  ===============  =============  ============

Condensed Consolidating Statement of Operations

                                                        Three-month period ended March 31, 2003
                                                        ---------------------------------------
                                                                                       IWO
                                                Unwired     Louisiana                Holdings,
                                  US Unwired    Telecom      Unwired                   Inc.
                                     Inc.     Corporation      LLC         Total      (Non-     Consolidating
                                   (Parent)   (Guarantor)  (Guarantor)  Guarantors  Guarantor)     Entries     Consolidated
                                  ----------  -----------  -----------  ----------  ----------  -------------  ------------
                                                                             (In thousands)
Revenues:
 Subscriber                       $      ---  $     2,925  $    61,275  $   64,200  $   30,073  $         ---  $     94,273
 Roaming                                 ---          884       19,676      20,560       7,081           (150)       27,491
 Merchandise sales                       ---          184        4,435       4,619       1,751            ---         6,370
 Other revenue                         6,550          118          286         404         115         (6,456)          613
                                  ----------  -----------  -----------  ----------  ----------  -------------  ------------
 Total revenues                        6,550        4,111       85,672      89,783      39,020         (6,606)      128,747
Expenses:
Cost of service                          ---        1,100       33,511      34,611      17,478           (243)       51,846
Merchandise cost sales                   ---          305        6,674       6,979       2,511            ---         9,490
General and administrative             6,550          596       21,516      22,112      12,978         (6,363)       35,277
Sales and marketing                      ---          893       16,121      17,014       8,532            ---        25,546
Non-cash stock compensation              935           81           51         132         ---            ---         1,067
Depreciation and amortization            654          503       15,630      16,133      13,374            ---        30,161
IWO asset abandonment charge             ---          ---          ---         ---      12,403                       12,403
                                  ----------  -----------  -----------  ----------  ----------  -------------  ------------
Total operating expense                8,139        3,478       93,503      96,981      67,276         (6,606)      165,790
                                  ----------  -----------  -----------  ----------  ----------  -------------  ------------
Operating income (loss)               (1,589)         633       (7,831)     (7,198)    (28,256)           ---       (37,043)
Other income (expense)
 Interest income (expense), net      (10,149)         325       (1,995)     (1,670)     (8,871)           ---       (20,690)
 Gain on sale of assets                  ---           79            2          81         ---            ---            81
                                  ----------  -----------  -----------  ----------  ----------  -------------  ------------
 Total other income (expense)        (10,149)         404       (1,993)     (1,589)     (8,871)           ---       (20,609)
Equity in income (losses) of
 unconsolidated subsidiaries         (46,888)         154      (37,127)    (36,973)        ---         84,041           180
                                  ----------  -----------  -----------  ----------  ----------  -------------  ------------
Net income (loss)                 $  (58,626) $     1,191  $   (46,951) $  (45,760)    (37,127) $      84,041  $    (57,472)
                                  ==========  ===========  ===========  ==========  ==========  =============  ============

Condensed Consolidating Statement of Operations

                                                          Three-month period ended March 31,2002
                                                          --------------------------------------
                                         US          Unwired      Louisiana
                                       Unwired       Telecom       Unwired
                                         Inc.      Corporation       LLC           Total      Consolidating
                                      (Parent)     (Guarantor)   (Guarantor)    Guarantors       Entries       Consolidated
                                      ---------    -----------   -----------    ----------    -------------    ------------
                                                                      (In thousands)
     Revenues:
      Subscriber                      $     ---    $     3,415   $    52,700    $   56,115    $         ---    $     56,115
      Roaming                               ---          2,913        27,830        30,743              ---          30,743
      Merchandise sales                     ---            143         4,144         4,287              ---           4,287
      Other revenue                       6,927            124           565           689           (6,691)            925
                                      ---------    -----------   -----------    ----------    -------------    ------------
     Total revenues                       6,927          6,595        85,239        91,834           (6,691)         92,070
     Expenses:
     Cost of service                        ---          1,371        38,694        40,065              (90)         39,975
     Merchandise cost of sales              ---            454         7,536         7,990              ---           7,990
     General and administrative           6,927          1,029        24,614        25,643           (6,601)         25,969
     Sales and marketing                    ---            973        20,571        21,544              ---          21,544
     Non-cash stock compensation          1,029             82            55           137              ---           1,166
     Depreciation and amortization        2,113            557        11,515        12,072              ---          14,185
                                      ---------    -----------   -----------    ----------    -------------    ------------
     Total operating expense             10,069          4,466       102,985       107,451           (6,691)        110,829
                                      ---------    -----------   -----------    ----------    -------------    ------------
     Operating loss                      (3,142)         2,129       (17,746)      (15,617)             ---         (18,759)
     Other income (expense)
      Interest income (expense), net     (8,324)           119        (1,902)       (1,783)             ---         (10,107)
      Gain on sale of assets                ---            ---           ---           ---              ---             ---
                                      ---------    -----------   -----------    ----------    -------------    ------------
      Total other (income) expense       (8,324)           119        (1,902)       (1,783)             ---         (10,107)
     Equity in income (losses) of
      unconsolidated subsidiaries       (19,961)           178           ---           178           20,288             505
                                      ---------    -----------   -----------    ----------    -------------    ------------
     Net income (loss)                $ (31,427)   $     2,426   $   (19,648)   $  (17,222)   $      20,288    $    (28,361)
                                      =========    ===========   ===========    ==========    =============    ============

Condensed Consolidating Statement of Cash Flows

                                                                 Three-month period ended March 31, 2003
                                                                 ---------------------------------------
                                                                                                IWO
                                               US        Unwired     Louisiana               Holdings,
                                             Unwired     Telecom      Unwired                   Inc.
                                               Inc.    Corporation      LLC        Total       (Non-    Consolidating
                                            (Parent)   (Guarantor)  (Guarantor)  Guarantors  Guarantor)    Entries     Consolidated
                                            ---------  -----------  -----------  ----------  ---------  -------------  ------------
                                                                            (In thousands)
Cash flows from operating activities:

Net cash provided by (used in) operating
 activities                                 $  (1,395) $     1,077  $    25,669  $   26,746  $ (15,392) $         ---  $      9,959

Cash flows from investing activities:

 Proceeds from restricted cash                    ---          ---          ---         ---     11,035            ---        11,035
 Proceeds from the sale of assets                 ---          350          ---         350        ---            ---           350
 Payments for the purchase of equipment           (52)         (31)      (5,167)     (5,198)    (4,579)           ---        (9,829)
 Disbursement of intercompany note             19,254       (3,565)         ---      (3,565)       ---        (15,689)          ---
                                            ---------  -----------  -----------  ----------  ---------  -------------  ------------

Net cash provided by (used in) investing
 activities                                    19,202       (3,246)      (5,167)     (8,413)     6,456        (15,689)        1,556

Cash flows from financing activities:

   Principal payments of long-term debt          (833)         (10)     (31,363)    (31,373)       ---         32,034          (172)
   Proceeds from long-term debt                 4,345          ---       12,000      12,000        ---        (16,345)          ---
                                            ---------  -----------  -----------  ----------  ---------  -------------  ------------

Net cash provided by (used in) activities       3,512          (10)     (19,363)    (19,373)       ---         15,689          (172)
                                            ---------  -----------  -----------  ----------  ---------  -------------  ------------

Net increase (decrease) in cash and cash
 equivalents                                   21,319       (2,179)       1,139      (1,040)    (8,936)           ---        11,343

Cash and cash equivalents at beginning of
 period                                        23,025        2,605        1,347       3,952     35,008            ---        61,985
                                            ---------  -----------  -----------  ----------  ---------  -------------  ------------

Cash and cash equivalents at end of period  $  44,344  $       426  $     2,486  $    2,912  $  26,072  $         ---  $     73,328
                                            =========  ===========  ===========  ==========  =========  =============  ============

Condensed Consolidating Statement of Cash Flows

                                                            Three-month period ended March 31, 2002
                                                            ---------------------------------------
                                            US         Unwired       Louisiana
                                         Unwired       Telecom        Unwired
                                          Inc.       Corporation        LLC          Total       Consolidating
                                        (Parent)     (Guarantor)    (Guarantor)    Guarantors       Entries       Consolidated
                                        ---------    -----------    -----------    ----------    -------------    ------------
                                                                        (In thousands)
Cash flows from operating activities:

Net cash provided by (used in)
 operating activities                   $      56    $     3,965    $    (3,172)   $      793    $       2,564    $      3,413

Cash flow from investing
 activities:
Payments for the purchase of
 equipment
                                           (1,113)          (531)       (37,614)      (38,145)             ---         (39,258)
Acquisition of business, net of
 cash acquired                            (55,437)           ---          2,736         2,736           (2,564)        (55,265)
Proceeds from the sale of assets              ---            ---         10,016        10,016              ---          10,016
Disbursement of intercompany note         (37,900)        (4,250)           ---        (4,250)          42,150             ---
                                        ---------    -----------    -----------    ----------    -------------    ------------
Net cash provided by (used in)
 investing activities                     (94,450)        (4,781)       (24,862)      (29,643)          39,586         (84,507)

Cash flows from financing activities:
Proceeds from long-term debt               44,250            ---         37,900        37,900          (42,150)         40,000
Proceeds from stock options
 exercised                                    167            ---            ---           ---              ---             167
Principal payments of long-term
 debt                                         (53)           (14)          (104)         (118)             ---            (171)
Debt issuance costs                          (763)           ---            ---           ---              ---            (763)
                                        ---------    -----------    -----------    ----------    -------------    ------------
Net cash provided by (used in)
 activities                                43,601            (14)        37,796        37,782          (42,150)         39,233
                                        ---------    -----------    -----------    ----------    -------------    ------------

Net increase (decrease) in cash
 and cash equivalents                     (50,793)          (830)         9,762         8,932              ---         (41,861)
Cash and cash equivalents at
 beginning of period                       79,184          4,418         16,987        21,405              ---         100,589
                                        ---------    -----------    -----------    ----------    -------------    ------------
Cash and cash equivalents at end
 of period                              $  28,391    $     3,588    $    26,749    $   30,337    $         ---    $     58,728
                                        =========    ===========    ===========    ==========    =============    ============

10.  Subsequent Events

     The Company announced on May 15, 2003 that it intends to offer to exchange any and all of its existing US Unwired 13.375% $400 million senior subordinated discount notes due November 1, 2009 for $187.50 in cash and $185 in new senior notes per $1,000 principal amount of its existing US Unwired notes. The new notes to be issued in the offer will be 13.375% senior notes due on November 3, 2009 (or, in certain circumstances, on November 1, 2008).

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

You should not rely too heavily on any forward-looking statement. We cannot assure you that our forward-looking statements will prove to be correct. We have no obligation to update or revise publicly any forward-looking statement based on new information, future events or otherwise. This discussion should be read in conjunction with our financial statements included in this report and with the Risk Factors included in this report under Item 5 Other Information, and with the financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations that are included in the Form 10-K for US Unwired Inc. for the year ended December 31, 2002, filed on March 31, 2003 with the Securities and Exchange Commission ("SEC") and with the financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K for IWO Holdings, Inc. for the year ended December 31, 2002, filed on March 31, 2003 with the SEC.

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

We estimate our allowance by examining the components of our revenue. We establish a general reserve of all accounts receivable that are estimated to be uncollectible. In addition, we do not recognize 100% of our late fees or cancellation fees as revenue because of high uncertainty of the collectibility of these amounts. Reserves for these amounts are recorded to our allowance for doubtful accounts. Our evaluation of the adequacy of these amounts includes our own historical experience and discussions with Sprint PCS and other Sprint PCS affiliates.

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

Goodwill and Intangible Assets Impairment Analysis

We perform impairment tests of goodwill and indefinite lived assets as required by Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. The impairment analysis requires numerous subjective assumptions and estimates to determine fair value of the respective reporting units as required by FAS No. 142. Depending on level of sales, our liquidity and other factors, we may be required to recognize impairment charges in the future.

Overview

Through our subsidiaries, Louisiana Unwired LLC ("LA Unwired") and IWO Holdings, Inc. ("IWO), we provide wireless personal communication services, commonly referred to as PCS in all or some portion of Louisiana, Texas, Florida, Arkansas, Mississippi, Georgia, Alabama, New York, New Hampshire, Vermont and portions of Massachusetts and Pennsylvania. We are a network partner of Sprint PCS, the personal communications services group of Sprint Corporation. Sprint PCS, directly and through affiliates like us, provides wireless services in more than 4,000 cities and communities across the country. We have the exclusive right to provide digital PCS services under the Sprint(R) and Sprint PCS(R) brand names in our service area which is among the largest in population and subscribers of all of the Sprint PCS network partners and is contiguous with Sprint PCS's launched markets.

Liquidity and Capital Resources

US Unwired Inc. ("US Unwired" or "us" or "we" or "our") has a senior bank credit facility and senior subordinated discount notes. IWO has a senior bank credit facility and senior notes. US Unwired and IWO entered into these prior to our acquisition of IWO on April 1, 2002. Under the terms of these debt instruments, funds available under the US Unwired debt can only be used by US Unwired, and funds available under the IWO debt can only be used by IWO. US Unwired is not obligated for the payment of IWO's debt, and IWO is not obligated for the payment of US Unwired's debt.

US Unwired Liquidity

As of March 31, 2003, US Unwired had $47.3 million in cash and cash equivalents; availability under the US Unwired senior bank credit facility of $73.2 million: and, indebtedness that consisted of $90.0 million related to the US Unwired senior bank credit facility, $326.0 million related to the US Unwired senior subordinated discount notes and $11.1 million in capital leases, promissory notes and vendor financing for a total of $427.1 million.

Given US Unwired's current business model, we believe US Unwired will have sufficient cash to funds its operations, debt service and capital requirements in 2003. US Unwired must comply with certain financial and operating covenants of the US Unwired senior bank credit facility and the US Unwired senior subordinated discount notes, and as of March 31, 2003, was in compliance with these restrictive covenants. However, our current business model indicates that we will fail to comply certain financial covenants of the US Unwired senior bank credit facility in 2003. We have initiated discussions with the US Unwired banking group to amend these financial covenants. However, there can be no assurance that we will be able to successfully negotiate these amendments on terms acceptable to us. Should acceptable amendments not be made, the banking group may elect to deny us access to the remaining available funds under the US Unwired senior bank credit facility. Under such circumstances, we believe that we will have sufficient cash to fund operations, debt service and capital requirements in 2003 without additional borrowing. The banking group may also elect to accelerate repayment of the US Unwired senior bank credit facility. Under such circumstances, this acceleration will serve to trigger a default in the US Unwired senior subordinated discount notes. Should this occur, both the holders of the US Unwired senior bank credit facility and US Unwired senior subordinated discount notes may demand immediate payment for all outstanding indebtedness, and we would be unable to pay the accelerated amount.

We have received notice from Nasdaq that our common stock was delisted from the Nasdaq National Market effective with the open of business on May 8, 2003 and immediately eligible for quotation on the Nasdaq Over the Counter Bulletin Board with the open of business on May 8, 2003.

We announced on May 15, 2003 that we intend to offer to exchange any and all of our existing US Unwired 13.375% $400 million senior subordinated notes due November 9, 2009 for $187.50 in cash and $185 in new senior notes per $1000 principal amount of our existing US Unwired notes. The new notes to be issued in the offer will be 13.375% senior notes due on November 3, 2009 (or, in certain circumstances, on November 1, 2008).

IWO Liquidity

We have been unable to develop a business plan for IWO that provides sufficient liquidity in 2003, and we have engaged in discussions with the holders of the IWO senior bank credit facility and the holders of the IWO senior notes regarding the restructuring of IWO.

As of March 31, 2003, IWO had $26.1 million in cash and cash equivalents and $30.2 million in restricted cash; availability in revolving loans under our senior bank credit facility was $25.2 million; and indebtedness that consisted of $213.2 million related to the IWO senior bank credit facility and $137.4 million related to the IWO senior notes for a total of $350.6 million. A portion of the original proceeds of the IWO senior notes offering was set aside as restricted cash to make the first six scheduled interest payments on the IWO senior notes through January 2004. Repayment of the IWO senior bank credit facility commences in March 2004.

IWO was not in compliance with all restrictive covenants under the IWO senior bank credit facility at March 31, 2003, and as a result of these covenant violations, was in default of the IWO senior bank credit facility at March 31, 2003. The holders of the IWO senior bank credit facility have the right to deny IWO access to the remaining $25.2 million of availability. Without the remaining $25.2 million, IWO will not have sufficient liquidity through 2003. We are in discussions with the IWO banking group and IWO note holders to arrive at an acceptable restructuring to preserve IWO liquidity. IWO, holders of the IWO senior bank credit facility and holders of the IWO senior notes have all retained advisors to assist in evaluating alternatives for IWO.

A default under the IWO senior bank credit facility does not result in IWO being in default under the IWO senior notes. Should IWO be unable to amend the IWO senior bank credit facility or obtain waivers for any violated restricted covenants, the holders of IWO senior bank credit facility can in restrict any remaining future borrowing capacity and accelerate repayment of the IWO senior bank credit facility. Should the holders of IWO senior bank credit facility accelerate repayment, that acceleration will serve to trigger a default in the IWO senior notes. Should this occur, both the holders of the IWO senior bank credit facility and the holders of the IWO senior notes may demand immediate payment of all outstanding indebtedness. If the indebtedness is accelerated, IWO does not have sufficient cash to repay its indebtedness. As a result, IWO would be forced to seek protection under bankruptcy.

As a result of liquidity challenges, IWO has made the decision to reduce capital expenditures for network expansion. With the assistance of IWO's advisors, IWO believed that it did not have sufficient liquidity, at this time, to complete all cell sites under construction as of March 31, 2003. As a result, IWO has elected to abandon the construction of cell sites that do not provide a sufficient level of enhanced coverage. IWO recorded an asset abandonment charge of $12.4 million during the three-month period ended March 31, 2003 for the cell sites and the related property leases of these abandoned cell sites. Included in this asset abandonment charge are cell sites that IWO is required to construct to meet the build out requirements under the IWO Sprint management agreement. Failure to complete the build out of the IWO service area will place IWO in violation of the IWO Sprint management agreement. As a result, Sprint PCS could declare IWO in default and take action up to and including termination of the IWO Sprint PCS management agreement. At March 31, 2003, IWO construction in progress included $13.6 million related to cell sites that IWO plans to complete, and we estimate that completion of these cell sites will require approximately $10.9 million in additional construction costs to complete construction and place these sites in operation. IWO anticipates that only a portion of these sites will be completed in 2003.

Due to restrictions in the US Unwired debt instruments, US Unwired cannot provide any capital or other financial support to IWO. Further, IWO creditors, IWO lenders and IWO note holders cannot place any liens or encumbrances on the assets of US Unwired. Should the holders of the IWO's senior bank credit facility place IWO in default, US Unwired's relationship with IWO may change and several alternatives exist ranging from working for the holders of the IWO senior bank credit facility and the holders of the IWO senior notes as a manager of the IWO territory, subject to the approval by Sprint PCS, to no involvement with IWO at all.

Considering the covenant violations and the actions that may result from such covenant violations and the operating losses incurred to date, there is substantial doubt about IWO's ability to continue as a going concern.

Our Business Strategy

We are undertaking a number of key initiatives designed to enable US Unwired to continue as a going concern. The following represents some of our key strategic initiatives for 2003:

     . We have reinstated a deposit requirement for higher credit risk subscribers and will request not to participate in any Sprint PCS programs where our analysis indicates adversely impacted levels of customer turnover or unsatisfactory economic returns.
     . We have restructured our sales employees' programs to pay higher commissions on subscribers with better credit ratings.
     . We have revised our local agent commission structure. We no longer offer handset discounts to local agents and instead pay higher commissions for subscribers with good credit ratings. We have cancelled and continue to cancel agreements with local agents that continue to target higher risk subscribers or provide low economic value.
     . We have reintroduced our pre-pay program, which requires advance payment for minutes of use. We believe that this program offers higher credit risk subscribers a less stressful environment in which to subscribe to our service. We believe that there is a lower susceptibility for this credit class of subscribers to churn than with a post-pay program, and this service allows these subscribers to better manage their expenditures for the service provided.
     . We now supplement Sprint PCS's customer service function with certain of our own staff that focuses on subscriber retention.
     . We are continuing to limit capital expenditures to: (1) capacity and required technical upgrades of existing equipment, and (2) only adding additional cell site coverage in areas that we expect will produce ositive cash returns as a result of either new subscriber growth or decreases in subscriber turnover.
     .    We are continuing to divest of certain non-core assets.
     . We have undertaken a corporate wide evaluation of expenses. This includes the consolidation of functions, divesting of unused and under utilized facilities, renegotiation of vendor contracts, extension of vendor payment terms and other cost cutting measures.

     . We have evaluated and continue to evaluate our markets and reduce sales staffing levels and closing retail outlets that do not meet minimum internal rates of returns.
     . We continue to work with Sprint PCS to improve the detail, timeliness and accuracy of information processed by Sprint PCS on our behalf.

While we believe that these initiatives will have a positive impact on operating results, we cannot state with certainty that these initiatives will result in our ability to sustain operations beyond or even to the end of 2003, given the information as discussed above regarding our indebtedness.

Cash Flows

Net cash provided by operating activities during the three-month period ended March 31, 2003 was $10.0 million. Net cash provided by investing activities during the three-month period ended March 31, 2003 was $1.6 million and included $11.0 million in proceeds of restricted cash and $350,000 in proceeds from the sale of assets offset by $9.8 million for capital expenditures. Cash used in financing activities during the three-month period ended March 31, 2003 was $172,000 and represented principal repayment of long-term debt.

Three-Month Period Ended March 31, 2003 Compared to the Three-Month Period Ended March 31, 2002

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

Subscriber Additions

As of March 31, 2003, we provided personal communication services to 584,200 customers as compared to 350,300 customers at March 31, 2002, an increase of 233,900 subscribers. The number of new subscribers includes 169,200 subscribers that joined us on April 1, 2002 as a result of our acquisition of IWO. In the three-month period ended March 31, 2003, we added an additional 25,600 subscribers in all markets. We provided network coverage in an area comprising approximately 12.7 million residents out of approximately 17.6 million total residents or 72% of the people in our service area. The number of people in our service area does not represent the number of Sprint PCS subscribers that we expect to have in our service area.

We also provide cellular and paging services in parts of Louisiana through our wholly owned subsidiary, Unwired Telecom Corporation ("Unwired Telecom"). As of March 31, 2003, we had approximately 26,400 cellular and 7,700 paging subscribers as compared to 32,000 cellular and 12,000 paging subscribers at March 31, 2002. We expect our cellular and paging subscribers to decline.

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

Under our agreements with Sprint PCS, we believe that Sprint PCS can change the travel rate within certain limitations that we receive and pay for each Sprint PCS travel minute after December 31, 2002. Effective January 1, 2003, Sprint PCS reduced the reciprocal travel rate for Louisiana Unwired from $0.20 per minute in 2002 to $0.058 per minute in 2003 and for Texas Unwired and Georgia PCS Management Inc. ("Georgia PCS"), both subsidiaries of LA Unwired, and IWO from $0.10 per minute in 2002 to $0.058 per minute in 2003. While we believe that this reduction is not in accordance with our management agreements with Sprint PCS, we are reviewing our options, but our recourses against Sprint PCS for this reduction may be limited. Currently the fees that we receive from Sprint PCS for Sprint PCS's subscribers using our network exceeds those that we pay to Sprint PCS for our subscribers using Sprint PCS's network. For the three-month period ended March 31, 2003, the change in the travel rate has resulted in approximately a $29.6 million decrease to our revenues, a $23.5 million decrease to our expenses and a $6.1 decrease to our net travel position, which is the difference between travel revenue and travel expense, increased our net loss by $6.1 million and decreased our cash flow from operations by $6.1 million.

Average Revenue per User

Average revenue per user ("ARPU") is the average monthly service revenue per user (subscriber) and is calculated by dividing total subscriber revenue for the period by the average number of subscribers during the period. ARPU not including roaming was $53.68 for the three-month period ended March 31, 2003 as compared to $59.10 for the three-month period ended March 31, 2002. The decrease was primarily due to a decrease in charges for minutes over plan caused by the increase in the number of minutes that are included in basic service plans.

Churn

Churn is the monthly rate of customer turnover expressed as a percentage of our overall average customers for the reporting period. Customer turnover includes both customers that elected voluntarily to not continue using our service and customers that were involuntarily terminated from using our service because of non-payment. Churn is calculated by dividing the sum of (i) the number of customers that discontinue service; (ii) less those customers discontinuing their service within 30 days of their original activation date; and, (iii) adding back those customers that reactivate their service, by our overall average customers for the reporting period. Churn was unchanged at 3.7% for the three-month periods ended March 31, 2003 and March 31, 2002.

Cost per Gross Addition

Cost per gross addition ("CPGA") summarizes the average cost to acquire all customers during the reporting period. CPGA is computed by adding selling and marketing expenses, cost of equipment and activation costs and reducing the amount by the revenue from handset and accessory sales. The net amount is divided by the number of total new subscribers added for the period. CPGA was $297 for the three-month period ended March 31, 2003 as compared to $336 for the three-month period ended March 31, 2002. The decrease in CPGA was primarily due to a decrease in commissions and handset subsidies.

Revenues

                                           Three-month period ended March 31,
                                                      2003               2002
                                                 ---------          ---------
                                                        (In thousands)

          Subscriber revenues                    $  94,273          $  56,115
          Roaming revenues                          27,491             30,743
          Merchandise sales                          6,370              4,287
          Other revenues                               613                925
                                                 ---------          ---------
                Total revenues                   $ 128,747          $  92,070
                                                 =========          =========

Subscriber revenues

Total subscriber revenues were $94.3 million for the three-month period ended March 31, 2003 as compared to $56.1 million for the three-month period ended March 31, 2002, representing an increase of $38.2 million and was primarily the result of an increase in subscribers as discussed in Subscriber Additions above.

Roaming revenues

Roaming revenues were $27.5 million for the three-month period ended March 31, 2003 as compared to $30.7 million for the three-month period ended March 31, 2002, representing a decrease of $3.2 million and was primarily the result of our April 1, 2002 acquisition of IWO that added $7.1 million in roaming revenue, an increase of $12.4 million related to a higher volume of PCS subscribers traveling though our service area and an increase of $2.6 million related to non-Sprint PCS subscribers traveling through our service area offset by a decrease of $25.3 million related to our decrease in the reciprocal roaming rate as discussed in Subscriber and Roaming Revenue above. We provided service in 68 PCS markets at March 31, 2003 as compared to 49 PCS markets at March 31, 2002. We continue to add cell sites in locations that we believe will enhance service and increase roaming revenue.

Merchandise sales

Merchandise sales were $6.4 million for the three-month period ended March 31, 2003 as compared to $4.3 million for the three-month period ended March 31, 2002, representing an increase of $2.1 million of which $1.8 million related to our IWO acquisition. The cost of handsets typically exceeds the amount received from our subscribers because we subsidize the price of handsets to remain competitive in the marketplace.

Other revenues

Other revenues were $.6 million for the three-month period ended March 31, 2003 as compared to $.9 million for the three-month period ended March 31, 2002, representing a decrease of $.3 million and was primarily attributable to a decrease in management services provided to related companies and a decrease in interconnect revenues.

Operating Expenses

                                            Three-month period ended March 31,
                                                       2003               2002
                                                 ----------         ----------
                                                        (In thousands)
          Cost of service                        $   51,846         $   39,975
          Merchandise cost of sales                   9,490              7,990
          General & administrative                   35,277             25,969
          Sales & marketing                          25,546             21,544
          Non-cash stock compensation                 1,067              1,166
          Depreciation & amortization                30,161             14,185
          IWO asset abandonment charge               12,403                ---
                                                 ----------         ----------
                Total operating expenses         $  165,790         $  110,829
                                                 ==========         ==========

Cost of service

Cost of service was $51.8 million for the three-month period ended March 31, 2003 as compared to $40.0 million for the three-month period ended March 31, 2002, representing an increase of $11.8 million, that was primarily related to our April 1, 2002 acquisition of IWO that added $17.5 million in cost of service and a $1.5 million increase in new cell site lease expenses and escalators of existing leases, offset by an $8.0 million decrease in roaming expense. The overall decrease in roaming expense consisted of an increase of $10.5 million related to a higher volume of our subscribers traveling though other Sprint PCS and Sprint PCS affiliate service areas and an increase of $1.3 million related to our subscribers using non-Sprint PCS service area, offset by a decrease of $19.8 million related to our decrease in the roaming revenue rate as discussed in Subscriber and Roaming Revenue above.

Merchandise cost of sales

Merchandise cost of sales was $9.5 million for the three-month period ended March 31, 2003 as compared to $8.0 million for the three-month period ended March 31, 2002, representing an increase of $1.5 million and primarily related to our April 1, 2002 acquisition of IWO that added $1.8 million of merchandise cost of sales. The cost of handsets typically exceeds the amount received from our subscribers because we subsidize the price of handsets to remain competitive in the marketplace. This subsidy continues to increase to remain competitive.

General and administrative expenses

General and administrative expenses were $35.3 million for the three-month period ended March 31, 2003 as compared to $26.0 million for the three-month period ended March 31, 2002, representing an increase of $9.3 million that was primarily related to our April 1, 2002 acquisition of IWO that added $13.0 million of general and administrative expense in the three-month period ended March 31, 2003 offset by a $3.7 million decrease in bad debt expense.

Sales and marketing expenses

Sales and marketing expenses were $25.5 million for the three-month period ended March 31, 2003 as compared to $21.5 million for the three-month period ended March 31, 2002, representing an increase of $4.0 million that primarily related to our April 1, 2002 acquisition of IWO that added $8.5 million of selling and marketing expense in the three-month period ended March 31, 2003 offset by decreases in advertising of $1.3 million, agent commissions of $1.9 million and handset subsidies of $1.7 million. We have revised our local agent commission structure and no longer offer handset discounts to our local agents but instead pay higher commissions for subscribers with good credit ratings.

Non-cash stock compensation

Non-cash compensation was $1.1 million for the three-month period ended March 31, 2003 as compared to $1.2 million for the three-month period ended March 31, 2002, representing a decrease of $0.1 million. The non-cash stock compensation consists of compensation expense related to the granting of certain stock options for the Company's stock in July 1999 and January 2000 with exercise prices less than the market value of the Company's stock at the date of the grant and the impact of the stock options granted in connection with the IWO acquisition. The non-cash stock compensation expense is generally being amortized over a four-year period representing the vesting periods of the options.

Depreciation and amortization expense

Depreciation and amortization expense was $30.2 million for the three-month period ended March 31, 2003 as compared to $14.2 million for the three-month period ended March 31, 2002, representing an increase of $16.0 million. Net property and equipment increased to $463.1 million at March 31, 2003, which includes $184.7 million from our April 1, 2002 acquisition of IWO, from $286.6 million at March 31, 2002. Our April 1, 2002 acquisition of IWO added $5.9 million of depreciation and $7.5 million of amortization expense related to the Sprint management agreement and subscriber base in the three-month period ended March 31, 2003. The remaining $2.6 million related to increased depreciation related to capital asset additions at LA Unwired and amortization related to the Sprint management agreement and subscriber base of our March 8, 2002 acquisition of Georgia PCS.

IWO asset abandonment charge

As discussed in Liquidity above, we recorded a $12.4 million write off of construction in progress and related lease expense due to abandoned cell site construction at IWO.

Other Income/(Expense)
                                            Three-month period ended March 31,
                                                      2003                2002
                                                 ---------          ----------
                                                          (In thousands)
          Interest expense                       $  (21,313)        $  (10,512)
          Interest income                               623                405
          Gain on sale of assets                         81                ---
                                                         --                ---
                                                 ----------         ----------
          Total other expense                    $  (20,609)        $  (10,107)
                                                 ==========         ==========

Interest expense was $21.3 million for the three-month period ended March 31, 2003 as compared to $10.5 million for the three-month period ended March 31, 2002, representing an increase of $10.8 million. The increase in interest expense resulted from the increase in outstanding debt. Our outstanding debt, including current maturities, was $777.7 million at March 31, 2003, which includes $350.6 million from our April 1, 2002 acquisition of IWO, as compared to $388.2 million at March 31, 2002.

Interest income was $.6 million for the three-month period ended March 31, 2003 as compared to $.4 million for the three-month period ended March 31, 2002, representing an increase of $.2 million. The increase was primarily due more cash and cash equivalents available for investment.

Gain on sale of assets was $81,000 for the three-month period ended March 31 2003 as compared to $0 for the three-month period ended March 31, 2002. The three-month period ended March 31, 2003 gain relates to a real estate sale.

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

Item 4.   Controls and Procedures

In March 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as the evaluation date. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation date.

Part II

Item 5.   Other Information

OUR SECURITY HOLDERS AND PERSONS WHO ARE CONSIDERING AN INVESTMENT IN OUR SECURITIES SHOULD CAREFULLY CONSIDER THESE RISK FACTORS, IN ADDITION TO THE FACTORS DESCRIBED ELSEWHERE.

The risk factors described below are qualified and supplemented in their entirety by the discussions in Note 3 to the condensed consolidated financial statements included herein and in Item 2 (Management's

Discussion and Analysis of Financial Condition and Results of Operations) under the captions "Overview" and "Liquidity." These items contain important disclosures related to our and IWO Holdings, Inc.'s current liquidity, debt, relationship with Sprint PCS and constraints on our business in the current environment. An adequate understanding of near term risks facing us requires consideration of the referenced discussions.

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

Risks Related to Our Stock Price

Overview of this subsection:

Overview of this subsection: Our stock price has not been stable. Many additional shares have become freely tradable in the public market. This may cause our stock price to continue to fall. Our common stock was delisted from the Nasdaq National Market effective May 8, 2003 and since then it has been traded on the Nasdaq Over the Counter ("OTC") Bulletin Board.

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

     .    significant claims or lawsuits;

     . the large number of US Unwired shares that can freely be sold in the public market, as described under the following italicized heading;

     . announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments; and

     .    general economic and competitive conditions.

The number of shares of our common stock that is freely tradable in the public market increased substantially after November 22, 2002. Sales of unusually large numbers of shares of our common stock in the public market, or the perception that such sales could occur, could further depress our stock price.

We issued approximately 44,400,000 additional shares of our common stock when we acquired Georgia PCS and IWO in March and April 2002 through two mergers, and we agreed to issue about another 6,900,000 shares upon the exercise of warrants and options that we assumed from IWO. Before November 22, 2002, most of these shares were not freely tradable in the public market because of the combined effect of restrictions under federal securities laws and of agreements, called lock up agreements that we obtained from the holders not to sell shares before specified dates. The restrictions imposed by federal securities laws on sales of these shares terminated on November 22, 2002, which was the effective date of the registration statement that we were required to file to register certain of those shares for resale. On March 28, 2003, all remaining shares that were then still subject to the lock up agreements, equal to about 1,080,000, shares became freely tradable.

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

Under our agreements with Sprint PCS, it performs our billing, manages our accounts receivable and provides a substantial amount of financial data about our accounts. We use that information to calculate our financial results and to prepare our financial statements. If we later find errors in that information, we may be required to restate our financial statements. If that occurs with respect to us or any other Sprint PCS affiliate, investors and securities analysts may lose confidence in us. In fact, we and Sprint PCS have discovered billing and other errors or inaccuracies that could be material to us. If we are required to make adjustments to our financial statements as a result of these inaccuracies that could negatively affect the investment community's perception of us. For more information about these inaccuracies, please see the section of these Risk Factors entitled "Risks Particular to the Our Relationship with Sprint PCS."

We have received notice from Nasdaq that our common stock was delisted from the Nasdaq National Market effective with the open of business on May 8, 2003 and is now quoted on the Over the Counter ("OTC") Bulletin Board with the open of business on May 8, 2003.

Our common stock was delisted from the Nasdaq National Market effective May 8, 2003 and is now quoted on the Nasdaq OTC Bulletin Board. The stock was delisted because we currently do not meet Nasdaq's requirements for continued listing related to our stock price and stockholders' equity. We expect that it will become more difficult to buy and sell our shares and that securities analysts and news media will lose much of their interest in us. Additionally, we may become subject to SEC rules that affect "penny stocks," which are stocks priced below $5.00 per share that are not quoted on a Nasdaq market. These rules would make it more difficult for brokers to find buyers for our shares and could lower the net sales prices that our stockholders are able to obtain.

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

Risks Related to the Our Business, Strategy and Operations

Overview of this subsection:

None of our PCS operating subsidiaries has ever operated profitably or achieved consistent positive cash flow. If that doesn't change, we will not have enough cash to run our business, as more fully discussed in the Management's Discussion section of this report. Timely expansion or completion of the PCS networks of our operating subsidiaries is a key to our success, but we face numerous challenges in doing that. Revenues we receive from travelers in our territories likely will likely not meet our expectations.

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

If our business strategies are not implemented or are unsuccessful, our business could be adversely affected.

Our strategies seek to (1) limit capital expenditures to required technical upgrades and only adding cell site coverage in areas that are expected to produce positive cash returns, (2) divest certain non core assets, (3) reduce workforce size and corporate overhead, (4) evaluate, and in certain cases renegotiate, certain expenses, (5) reduce customer turnover or churn rate and improve customer credit quality, (6) improve US Unwired's relationship with Sprint and (7) increase our market share among higher credit quality customers. We may not be successful in implementing some or all of these strategies or may be harmed by their implementation. In particular:

     . Because technology in our business continually evolves, we may be required to spend significant amounts of money on capital expenditures or risk obsolescence.

     . We may lose customers if they are not satisfied with cell site coverage.

     . Although we have had discussions concerning divestitures of certain non-core assets, we cannot assure you as to if or when we will be able to realize proceeds from such divestitures, or that the amounts realized will be significant.

     . Our reduced workforce may not be sufficient and our service may suffer because of it.

     . We may not be able to improve our cost structure because we cannot control the outcome of negotiations with counter parties, including Sprint.

     . Our relationship with Sprint could deteriorate if either of us escalated the disputes we have with each other.

     . We may not be able to reduce customer churn, and future developments such as number portability may cause it to increase.

     . We may not be able to improve customer quality without restricting overall subscriber growth.

Potential Loss of Management Fees from IWO Would Result in Material Loss of Revenue and Income and Have a Material Adverse Effect on Our Liquidity and Financial Condition.

US Unwired currently receives management fees from IWO in an estimated amount of $10 million per year. There is a risk that this arrangement could be terminated due to the uncertainties surrounding IWO. This result could occur if IWO were to file for bankruptcy, which may be imminent. US Unwired's senior secured credit facility currently prohibits us from acting in the capacity of manager of any affiliate, including IWO, unless such affiliate is our subsidiary. If a bankruptcy of IWO were to occur, it is highly likely that IWO would not remain a subsidiary of ours. Even if our credit facility were amended, there is a significant risk that IWO may elect to terminate this arrangement. Moreover, IWO's lenders are entitled to designate a manager for the IWO business and may not choose us. If the management arrangement with IWO is terminated for any reason, we would lose an estimated $10 million of revenue annually. Moreover, we believe the cost savings related to such a termination would amount to only about $2 million per year. As a result, our cash flow would be reduced by an estimated $8 million per year. These circumstances would have a material adverse effect upon our liquidity and financial condition. In addition, we believe our equity position in IWO currently has negligible value.

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

Under our agreements with Sprint PCS, we believe that Sprint PCS can change the fee, called a travel rate, within certain limitations, that we receive and pay for each Sprint PCS travel minute. Sprint PCS has changed the reciprocal travel rate for Louisiana Unwired from $0.20 per minute in 2002 to $0.058 per minute in 2003 and for IWO, Georgia PCS and Texas Unwired from $0.10 per minute in 2002 to $0.058 per minute in 2003. While we believe this reduction is not in accordance with our agreements with Sprint PCS, we are reviewing our options, but our recourse against Sprint PCS for this reduction may be limited. Currently the revenues we receive for subscribers of Sprint PCS and its other network partners using our networks exceed the expenses that we pay for our subscribers using their networks. The change in the travel rate will materially decrease our revenues, expenses and our net travel position, which is the difference between travel revenue and travel expense, and will materially decrease our cash flow from operations.

If we do not successfully manage our operations and expected growth, our operating performance may be adversely impacted.

Our PCS operating subsidiaries have limited operating histories as Sprint PCS affiliates. Louisiana Unwired began operations as a Sprint PCS affiliate on June 8, 1998, IWO on January 5, 2000, Texas Unwired on January 7, 2000 and Georgia PCS on June 8, 1998. The combined company's ability to achieve and sustain operating profitability will depend upon many factors, including our PCS operating subsidiaries' abilities to effectively market Sprint PCS services and manage customer turnover rates in their respective markets. In addition, a key factor the combined company's operational performance will depend upon is our ability to manage growth of the combined company through the expansion or completion of IWO's network build-out, which appears unlikely at present, and through implementing the combined company's best practices to increase market penetration in our current and future markets. Market penetration means the number of people in our PCS operating subsidiaries' markets who use our Sprint PCS services. To be successful, our PCS operating subsidiaries will require continued development, construction, testing, deployment and operation of their respective networks. These activities are expected to place demands on our managerial, operational and financial resources.

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

LA Unwired has completed the network build-out that is required by its agreements with Sprint PCS. Nevertheless, we may decide from time to time to build out additional portions of its markets to increase the population that is covered by its Sprint PCS service or we may acquire additional territory to be built out by acquiring additional markets from Sprint PCS or by acquiring other Sprint PCS network partners that have not completed their build-out requirements. Due to liquidity issues as described in Note 3 above, IWO has not yet completed its required build-out and it is unlikely that it will have sufficient cash to do so. At March 31, 2003, IWO recorded an asset abandonment charge of $12.4 million for the cell sites and related property leases of these abandoned cell sites. Included in this asset abandonment are cell sites that IWO is required to construct to meet the build out requirements under the IWO Sprint Management Agreement. Failure to complete the build-out of the IWO service area may place IWO in default of its Sprint PCS Management Agreement, and Sprint PCS may take actions up to and including termination of the Management Agreement.

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

The foregoing expansion, as well as maintenance, capacity enhancements and coverage improvements, could require additional capital expenditures that we may not be able to fund. Additional funds could be required for a variety of reasons, including unanticipated expenses or operating losses. We may face significant limitations on our ability to obtain additional funds. Even if those funds are available, we may not be able to obtain them on a timely basis, or on terms acceptable to us or within limitations permitted by our debt agreements. Failure to obtain additional funds, should the need for them develop, would result in the delay or abandonment of our development and expansion plans.

Our liquidity situation may force us to sell assets in the near future without any certainty of improvement in our long-term financial condition.

Because our cash flow from operations may, and in the case of IWO will, be insufficient to fund our capital requirements and our access to capital markets may be limited, we may be forced to sell certain assets that we consider non-core to our business. The timing of and the net cash proceeds realized from such sales are dependent on locating and successfully negotiating sales with prospective buyers, regulatory approvals, industry conditions, and lender consents. Our liquidity constraints may reduce our negotiating leverage with prospective buyers, and thus impede our ability to realize the best value for these assets. Moreover, while we currently consider theses assets non-core, they may be important to our future operations.

Our ability to sell assets is also subject to several restrictions under the Sprint PCS agreement. Our operating PCS subsidiaries are subject to a prohibition on the sale of certain of its assets to competitors of Sprint or Sprint PCS. Also, Sprint PCS has the right of first refusal on certain sale of our PCS operating subsidiaries' operating assets to a third party, and under certain circumstances Sprint PCS could purchase our PCS operating subsidiaries' operating assets at a discount. See "Risks Particular to the Company's Relationship with Sprint PCS." These and other restrictions may limit our ability to sell assets and may also reduce the value a buyer would be willing to pay for such assets. Also, we cannot assure you that our assets will be sold quickly enough or for sufficient amounts to enable us to meet our obligations.

Sales of assets may lead to loss of revenues generated by these assets and/or an increase in operating expenses and may materially reduce our capacity to generate cash flows.

We May Not Be Able to Obtain the Communications Equipment That We Need to Expand Our Network.

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

LA Unwired and Sprint PCS have 13 licenses covering 10 MHz of spectrum covering a population of 3.3 million people in LA Unwired's territory. Sprint PCS has licenses for 10 to 30 MHz of spectrum in all of our territories, that we have an agreement to use. In the future, as the number of subscribers in our territories increases, this limited amount of licensed spectrum may not be able to accommodate increases in call volume, may lead to increased dropped or blocked calls and may limit our ability to offer enhanced services, all of which could result in increased customer turnover and adversely affect the combined company's results of operations and financial condition.

If any of our PCS operating subsidiaries loses the right to install its equipment on wireless towers or is unable to renew expiring leases for wireless towers on favorable terms or at all, our business and results of operations could be adversely impacted and we may not comply with our agreements with Sprint PCS.

Substantially all of the cell sites of our PCS operating subsidiaries are installed on leased tower facilities that are shared with one or more other wireless service providers. In addition, a large portion of these leased tower sites are owned by a few tower companies. If a master agreement with one of these tower companies were to terminate, or if one of these tower companies were unable to support use of its tower sites by any of our PCS operating subsidiaries, the affected subsidiaries would have to find new sites or may be required to rebuild the affected portion of their networks. In addition, the concentration of our PCS operating subsidiaries' cell sites with a few tower companies could adversely affect our results of operations and financial condition if any of our PCS operating subsidiaries is unable to renew its expiring leases with these tower companies on favorable terms or at all. If any of the tower leasing companies that we do business with should experience severe financial difficulties, or file for bankruptcy protection, our ability to use our towers could be adversely affected. That, in turn, would aversely affect our revenues and financial condition if a material number of towers were involved and may result in non-compliance with our Sprint PCS management agreements.

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

Failure to overcome these risks or any other problems encountered in these transactions could have a material adverse effect on the combined company's business. In connection with these transactions, we may issue additional equity securities, and we may incur additional debt or incur significant amortization expenses related to certain intangible assets connected with a newly acquired Sprint PCS management agreement or a newly acquired subscriber base.

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

As of March 31, 2003, LA Unwired covered approximately 71% of the resident population in its territory and IWO covered 75% of residents in its territory. IWO's projected build-out plan and LA Unwired's build-out do not cover all their service areas. The coverage may not adequately serve the needs of the potential subscribers in the respective territories or attract enough subscribers to operate our business successfully. To correct this potential problem, LA Unwired or IWO may have to cover a greater percentage of its territory than anticipated, which it may not have the financial resources to complete or may be unable to do profitably.

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

Overview of this subsection:

US Unwired and IWO have a substantial amount of debt. They cannot borrow from their banks unless they meet the banks' requirements for borrowing. Our current economic downturn is making it more difficult to meet these requirements. If we fail to repay our debt on time, our lenders may foreclose on our assets and, if that occurs, our stock will probably be worthless.

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

     . neither company may be able to obtain additional financing for capital requirements, capital expenditures, working capital requirements and other corporate purposes;

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

As of March 31, 2003, US Unwired had approximately $90.0 million outstanding under its senior credit facility and IWO had approximately $213.2 million outstanding under its senior credit facility. Also, as of March 31, 2003, US Unwired had $47.3 million in unrestricted cash, and IWO had $26.1 million in unrestricted cash, including investments. As of March 31, 2003, US Unwired had $73.2 million of availability and IWO had $25.2 million of availability under their respective credit facilities. The availability of the remaining amounts under US Unwired's and IWO's senior credit facilities is subject to the applicable company meeting all of the conditions specified by the respective financing documents and, in addition, is subject at each funding date to specific conditions, including the following:

     . that the representations and warranties in such company's loan documents are true and correct;

     . that such company's financial and operating covenant tests are satisfied, including leverage and operating performance covenants and covenants relating to earnings and cash flow;

     .    that we are solvent; and

     . the absence of a default under such company's loan documents, including its indenture.

US Unwired was in compliance with the restrictive covenants of our senior secured credit facility at March 31, 2003. However, we expect to violate the covenants in the US Unwired $170 million senior credit facility in 2003. We will need portions of the funding available under our senior secured credit facility to fund continuing operations. If the assumptions underlying our business plan are not correct with respect to market growth, subscriber additions, churn, revenue from subsidiaries, roaming revenue, operating expenses (including bad debt losses), unanticipated capital requirements, capital expenditures, charges for Sprint PCS provided services, working capital requirements or other corporate charges, we may not meet the conditions at each funding date, and our lenders may not lend some or all of the remaining amounts under our senior secured credit facility. If other sources of funds are not available, we may not be in a position to meet our operating cash needs or meet our obligations under our agreements with Sprint PCS.

IWO was not in compliance the restrictive covenants of the IWO senior bank credit facility at March 31, 2003. The holders of the IWO senior bank credit facility have the right to deny IWO access to the remaining $25.2 million of availability as a result of covenant violations. IWO will need all of the funding available under its senior credit facility to fund continuing operations. If the assumptions underlying the business plan of IWO is not correct for market growth, subscriber additions, churn, revenue from subsidiaries, roaming revenue, operating expenses (including bad debt losses), unanticipated capital requirements, capital expenditures, charges for Sprint PCS provided services, working capital requirements or other corporate charges, IWO may not meet other conditions at future funding dates. It has already been noted that the holders of IWO's senior credit facility already have the right to deny IWO access to remaining availability. If other sources of funds are not available, IWO may not be in a position to meet its operating cash needs or meet its obligations under its agreements with Sprint PCS.

Please see the discussion under "Risks Related to Factors Currently Affecting Our Business," below.

US Unwired may fail and IWO has failed to pass financial and business tests under its separate senior credit facilities.

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

     . minimum earnings before interest, taxes, depreciation and amortization, or EBITDA; and

     .    maximum EBITDA loss.

As a result of covenant violations, the holders of the IWO senior bank credit facility have the right to deny IWO access to the remaining availability. We believe that US Unwired is currently in compliance with all financial and operating covenants relating its senior secured credit facility. However, there is significant doubt as to our ability to continue to comply with such financial and operating covenants prior to becoming free cash flow positive. If our business does not generate the results required by the covenants in the senior secured credit facility, our ability to make borrowings under the revolving line of credit required to operate our business would be restricted or terminated and the credit facility could be declared in default. Such a restriction, termination or declaration of default would have a material adverse affect on our liquidity. In addition to making funds under the senior credit facilities unavailable to US Unwired or IWO, an event of default under its senior credit facilities would prohibit it from paying its senior notes, which would cause a default under the affected company's indenture, or may result in the affected company's lenders controlling substantially all of the affected company's assets or accelerating the maturity of the affected company's debt. Should this occur, the common stock and other securities of US Unwired may have little or no value.

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

IWO needs to make significant capital expenditures to complete or expand its PCS network and has abandoned cell sites required to complete its build out due to liquidity issues. IWO will be required to obtain additional financing to fund its network completion or expansion.

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

If either US Unwired or IWO fails to pay the debt under its credit facility, Sprint PCS has the option of purchasing the affected company's loans, giving Sprint PCS certain rights of a creditor to foreclose on that company's assets.

Sprint PCS has contractual rights, triggered by an acceleration of the maturity of the debt under US Unwired's or IWO's respective senior credit facility, pursuant to which Sprint PCS may purchase US Unwired's or IWO's obligations to its senior lenders and obtain the rights of a senior lender. To the extent Sprint PCS purchases these obligations, Sprint PCS's interests as a creditor would likely conflict with our interests. Sprint PCS's rights as a senior lender would enable it to exercise rights with respect to the affected company's assets and its continuing relationship with Sprint PCS in a manner not otherwise permitted under US Unwired's or IWO's Sprint PCS agreements.

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

LA Unwired owns few of the FCC licenses that we operate. IWO does not own any FCC licenses. Each of our PCS operating subsidiaries operates under the FCC licenses of Sprint PCS and LA Unwired that are applicable to its territory. . The ability of each of our PCS operating subsidiaries to offer Sprint PCS products and operate a PCS network is almost entirely dependent on its Sprint PCS agreements remaining in effect and not being terminated. Other than performing its contractual obligations under the management agreement and other related agreements between us, Sprint PCS is not obligated to provide us with any support in connection with our business or otherwise.

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

     . If any of our management agreements are terminated, we may be required to sell our PCS operating assets to Sprint PCS. This sale may take place for a price equal to 72% of our entire business value, subject to the valuation criteria and procedures described under "Certain of Our Agreements with Sprint PCS." The provisions of our management agreement that allow Sprint PCS to purchase our operating assets at a discount may limit our ability to sell our business, reduce the value a buyer would be willing to pay for our business and limit our ability to obtain new investment or support from any source. If we were to file for bankruptcy, the management agreement would provide Sprint PCS with various remedies, including purchase rights at a discount to market value, though we cannot predict if or to what extent such remedies would be enforceable. In addition, we may be very reluctant to reject the management agreement under Section 365 of the federal Bankruptcy Code because our ability to conduct our business without it would be severely restricted. If Sprint PCS were to file for bankruptcy, Sprint PCS may be able to reject the management agreement under Section 365 of the federal Bankruptcy Code. In addition, in the event of a Sprint PCS bankruptcy, the management agreement would provide us various remedies, including purchase and put rights, though we cannot predict if or to what extent our remedies would be enforceable. In any event, a bankruptcy by Sprint PCS could severely restrict our ability to conduct our business for the reasons set forth above. For additional information concerning the remedies available under the management agreement, see "Certain of Our Agreements with Sprint PCS."

     . The management agreements are not perpetual. If Sprint PCS decides not to renew the management agreements at the expiration of the 20-year initial term or any 10-year renewal term, the affected subsidiaries would no longer be a part of the Sprint PCS network. Moreover, each of these agreements can be terminated at any time for breach of any material term.

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

     . Sprint PCS may elect, with little or no notification, to upgrade or convert its financial reporting, billing or inventory software or change third party service organizations that can adversely affect our ability to determine or report our operating results, adversely affect our ability to obtain handsets or adversely affect our subscriber relationships.

     . Sprint PCS has sought to charge us more as a result of launching the new "third generation," or 3G, technology called "one times radio transmission technology," or IXRTT;

     . Sprint PCS prohibits LA Unwired or IWO from selling non-Sprint PCS approved equipment;

     . Sprint PCS could develop products and services, or establish credit policies such as the NDASL program that is described below, that adversely affect our business;

     . Sprint PCS could make it very expensive for us to migrate in-house or to other vendors services that they currently perform;

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

We deal with Sprint PCS daily on a variety of issues. Sometimes we disagree with Sprint PCS or oppose what Sprint PCS would like us to do or require us to pay, and we have numerous disputes with Sprint PCS that we have as yet been unable to resolve, many of which we have described elsewhere in the Risk Factors. This occurs particularly when Sprint PCS tells us we must adopt business methods or pricing plans that we think will hurt our business. Because we rely so heavily on our relationship with Sprint PCS, any deterioration of that relationship or of Sprint PCS's desire to cooperate with LA Unwired or IWO could adversely affect the combined company's business. In addition, Sprint PCS's level of control and influence over us would make it difficult for us to sell our business to anyone other than Sprint PCS.

In the future, we may approach Sprint PCS and seek to modify our management agreements, the consent and agreement and our other agreements with Sprint PCS and take other actions consistent with such objective, including formally bringing certain claims or proceedings under such arrangements that we believe we may have against Sprint PCS. We have not determined whether we will approach Sprint PCS or bring such claims or proceedings or take such other actions. In the event we do, we can provide no assurance that any such modifications will be made or that, if any such claims are brought or other such actions taken, they will be resolved in our favor.

Our dependence on Sprint PCS may adversely affect our ability to predict our results of operations.

Our dependence on Sprint PCS injects a great degree of uncertainty into our business and financial planning. Unanticipated expenses and reductions in revenue have had and, if they occur in the future, will have a negative impact on our liquidity and make it more difficult to predict with reliability our future performance. Inaccuracies in data provided by Sprint PCS could understate our expenses or overstate our revenues, result in out-of-period adjustments or lead us to make bad business decisions that may materially adversely affect our financial results. A significant portion of cost of service and roaming in our financial statements relates to charges from Sprint PCS. In addition, because Sprint PCS provides billing and collection services for us, it collects cash from our subscribers on our behalf and remits that cash to us. As a result, we rely on Sprint PCS to provide accurate, timely and sufficient data and information to properly record our revenues, expenses and accounts receivable that underlie a substantial portion of our periodic financial statements and other financial disclosures.

We and Sprint PCS have disputes concerning billing and other errors or inaccuracies. If we are required in the future to make additional adjustments or charges as a result of errors or inaccuracies in data provided to us by Sprint PCS, such adjustments or charges may have a material adverse effect on our financial results in the period that the adjustments or charges are made, on our ability to satisfy covenants contained in our credit facilities, and our ability to make fully informed business decisions.

The Inability of Sprint PCS to Maintain High Quality Back Office Services or Our Inability to Use Sprint PCS's Back Office Services and Third Party Vendors' Back Office Systems Could Lead to Customer Dissatisfaction, Increase the Loss of Subscribers or Otherwise Increase Our Costs or Adversely Affect Our Businesses.

We rely on Sprint PCS's internal support systems, including customer care, billing and other back office support. Our operations could be disrupted if Sprint PCS is unable to maintain and expand its internal support systems in a high quality manner, or to efficiently outsource those services and systems through third party vendors. We expect the rapid expansion of Sprint PCS's business and the consolidation of back office services by Sprint PCS to continue to pose a significant challenge to its internal support systems. Additionally, Sprint PCS has relied on third party vendors for a significant number of important functions and components of its internal support systems and may continue to rely on these vendors in the future. Our PCS operating subsidiaries depend on Sprint PCS's willingness to offer and provide back office services effectively and at competitive costs. Our agreements with Sprint PCS provide that, upon nine months' prior written notice, Sprint PCS may elect to terminate any of these services. The inability of Sprint PCS to maintain high quality back office services, or provide us with adequate notification of our inability to continue to provide those services or our inability to use Sprint PCS's back office services and third party vendors' back office systems could lead to customer dissatisfaction, increase the loss of subscribers or otherwise disrupt our business and increase our costs. Additionally, we are dependent on Sprint PCS to assist us in transferring our back office services from Sprint PCS to a third party if we choose to do that, and any failure by Sprint PCS to cooperate in this effort, such as by making a transfer cost prohibitive, could have a similar adverse effect on us.

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

We and Sprint PCS have discovered billing and other errors or inaccuracies that could be material to us. If we are required in the future to make additional adjustments or charges as a result of errors or inaccuracies in data provided to us by Sprint PCS, such adjustments or charges may have a material adverse affect on our financial results in the period that the adjustments or charges are made, on our ability to satisfy covenants contained in our credit facility, and our ability to make fully informed business decisions.

Change in Sprint PCS Products and Services May Reduce Customer Addition and May Be Otherwise Economically Adverse.

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

The NDASL program has had the effect of increasing churn and bad debt expense. Sprint PCS has the right to end or materially change the terms of the Clear Pay Program. If Sprint PCS chooses to eliminate the Clear Pay Program or alter its features, the growth rate we expect to achieve may decrease. Our PCS operating subsidiaries requested and received, effective February 24, 2002, the ability to reinstate deposits in their territories for subscribers with poor or inadequate payment histories. We believe that reinstatement of the deposit has reduced the number of potential new subscribers in these markets. While deposits for Clear Pay customers provide us with protection against bad debt expense for sub-prime customers, it has and may continue to deter some people with sub-prime credit from becoming subscribers. As a result, our gross additions have declined and may continue to do so, which may further result in lower cash flows and impair our ability to service our debt. As of March 31, 2003, approximately 40% of our subscribers had a credit rating placing them in the sub-prime category.

Sprint PCS may elect to offer additional programs that may attract high credit risk subscribers. Sprint PCS may not offer relief in any of such programs.

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

If Sprint PCS or other Sprint PCS network partners have financial difficulties, the Sprint PCS network could be disrupted.

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

     .    LA Unwired or IWO does not adequately project our need for handsets;

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

Sprint PCS has presented us with a number of charges and fees that we did not expect when we formulated our business plan, including:

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

Sprint PCS has invoked certain dispute resolution provisions of our agreements with respect to several ongoing disputes between our companies. The process requires senior management officials of the companies to attempt to resolve the disputes, following which, as to any dispute not resolved through the dispute resolution process, the parties are free to proceed with litigation or, in certain specified cases, to arbitration. We have also invoked certain dispute resolution provisions under the agreement and notified Sprint PCS that there are disputes that we have outside the scope of the agreement dispute resolution provisions in addition to those that they and we have subjected to the dispute resolution provisions.

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

Our PCS Operating Subsidiaries' Business May Suffer Because Subscribers Frequently Disconnect Their Service in the PCS Industry. The Rate at Which These Disconnections Occur, or Churn, May Be Even Higher in the Future.

The PCS industry in general and Sprint PCS in particular have experienced a high rate of subscribers who disconnect their service. This rate is referred to as churn. We have experienced even higher churn in 2002 due in large part, we believe, to the NDASL program that Sprint PCS introduced in May 2001 and the Clear Pay program that replaced NDASL. These programs are described under "Risks Particular to Our Relationship with Sprint PCS." Our future churn rate may be higher than our historical rate due to intense competition and general economic conditions, among other factors. Factors that tend to contribute to higher churn include:

     . inability of subscribers to pay, which caused a significant percentage of our churn in 2002. We believe that a large portion of this churn is attributable to the NDASL and Clear Pay Program, which resulted in subscriber accounts with greater than normal credit risks.

     . our generous handset return policy, which makes it easier to cancel an account.

     .    intense competition in our industry.

     .    performance and coverage of our networks.

     .    ineffective customer service.

     .    increase in prices.

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

Our PCS operating subsidiaries' dependence on Sprint PCS to develop competitive products and services and the requirement that they obtain Sprint PCS's consent to sell local pricing plans and equipment that Sprint PCS has not approved may limit their ability to keep pace with competitors on the introduction of new products, services and equipment. Many of these competitors are larger than our PCS operating subsidiaries individually or combined, may have entered the wireless communications services market before our PCS operating subsidiaries did, possess greater resources and more extensive coverage areas, may offer lower rates, and may market other services, such as landline telephone service, cable television and internet access, with their wireless communications services. In addition, we may be at a competitive disadvantage since we may have more debt than some of our competitors.

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

Our operations and the operations of Sprint PCS are subject to varying degrees of regulation by the FCC, the Federal Trade Commission, the Federal Aviation Administration, the Environmental Protection Agency, the Occupational Safety and Health Administration and state and local regulatory agencies and legislative bodies. Adverse decisions or regulation of these regulatory bodies could negatively impact operations and costs of doing business. For example, changes in tax laws or the interpretation of existing tax laws by state and local authorities could subject us to increased income, sales, gross receipts or other tax costs or require LA Unwired or IWO to alter the structure of its current relationship with Sprint PCS. In addition:

     . The loss of any of LA Unwired's FCC licenses, or any of Sprint PCS's FCC licenses in LA Unwired's or IWO's service area, may impair the affected company's business and operating results.

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

The Introduction of Wireless Number Portability Could Lead to an Increase in Subscriber Churn.

The FCC has mandated that wireless carriers implement portability for wireless subscribers. This will permit users of wireless services the opportunity to retain the same phone number as they change local wireless carriers. Prior to implementation, subscribers that changed carriers were also required to change phone numbers. We believe that this will make it easier for subscribers to switch wireless carriers, resulting in increased subscriber churn and increased cost associated with retaining our overall subscriber base. The manner in which wireless carriers implement this program may also adversely affect us.

In preparation for wireless local number portability BellSouth has implemented dialing pattern changes for wireless providers who use reverse toll billing. This change will now require wire line carriers to dial 1+ to reach wireless customers that are not within the local calling area regardless of their reverse toll billing status. We believe that this process will be very confusing to our subscribers and is likely to result in a higher level of subscriber churn.

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

The FCC has granted us the authority to permit US Unwired's foreign ownership to exceed 25%, subject to specific limitations. If US Unwired exceeds the permitted levels or does not comply with the applicable limitations, it may have to restructure its ownership to come within the permitted ownership limit or else we may lose our FCC licenses. In that case, the articles of incorporation of US Unwired permit it to force foreign shareholders to sell their shares to US Unwired, whether they wish to do so or not, so as to reduce the foreign ownership of US Unwired to slightly lower than permitted levels.

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

General Risks Currently Affecting our Business

Overview of this subsection

Our business has recently been challenged by a number of adverse factors that have resulted in IWO in default of the IWO senior bank credit facility as a result of restrictive covenant violations. The holders of the IWO senior bank credit facility have the right to deny IWO access to remaining availability. If these factors do not improve, it is likely that US Unwired business will suffer to the point that US Unwired will not meet some of the covenants in the US Unwired bank debt agreements. If that occurs and the US Unwired banks do not agree to revise the US Unwired covenants, they would be able to declare a default under the US Unwired bank debt and to refuse to advance funds to us.

Our business is being adversely affected by increased competition, slower subscriber growth than we anticipated, increased churn, higher uncollectible receivables due primarily to Sprint PCS marketing programs designed to attract high credit risk subscribers, general economic conditions and other factors. If these events occur, it is likely that we will not have enough cash to operate our business. IWO is already in default of its senior bank credit facility due to covenant violations of its senior bank credit facility and we will have to ask our bank lenders to waive compliance with covenants in the IWO current senior secured credit facility. If they refuse, the IWO bank lenders could refuse to advance more loans and demand payment of what we owe them. If payment were demanded, we would also be in default under the IWO senior notes and their indentures. It is likely that US Unwired will fail to comply with certain covenants of the US Unwired senior bank credit facility in 2003. If our business does not improve it is likely that we will have to ask our bank lenders to waive compliance with covenants in the US Unwired current senior secured credit facility. If they refuse, we would be in default on the US Unwired bank debt and our bank lenders could refuse to advance more loans and demand payment of what we owe them. If payment were demanded, we would also be in default under our senior notes and their indentures. If these events occur it is likely that we will not have enough cash to operate.

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

As a result of our adverse business conditions, due to the above and other factors, IWO has failed and, if our adverse business conditions continue, due to the above or other factors, US Unwired likely will fail during 2003 to meet some of the loan covenants with our banks.

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

Item 6.   Exhibits and Reports on Form 8-K

     a.   Exhibits

          (a) The following exhibits are filed as part of this report:

     (3)(i)         Third Restated Articles of Incorporation of US Unwired Inc.
                    (Incorporated by reference to Exhibit 3.1 of Form 10-Q filed by the Registrant on May 9, 2002)
     3(ii) By-laws of US Unwired Inc. as Amended on March 29, 2002 (Incorporated by reference to By-laws of US Unwired Inc. as Amended on March 29, 2002 Exhibit 3.2 of Form 10-Q filed by the Registrant on May 9, 2002)
     (4)(i)(a) Amended and Restated Agreement Credit Agreement dated March 8, 2002 between US Unwired Inc. and lenders. (Incorporated by reference to Exhibit 4.1 of Form 8-K filed by the Registrant on March 21, 2002)
     (4)(i)(b) Waiver and Amendment dated May 1, 2002 to the Amended and Restated Agreement Credit Agreement dated March 8, 2002 between US Unwired Inc. and lenders. (Incorporated by reference to Exhibit 4.i.b. of Form 10-Q filed by the Registrant on August 14, 2002)
     (4)(i)(c) Second Agreement Regarding Amendments to Loan Documents dated June 6, 2002 between US Unwired Inc. and lenders. (Incorporated by reference to Exhibit 4.i.c. of Form 10-Q filed by the Registrant on May 9, 2002)
     (4)(i)(d) Supplemental Indenture dated as of March 11, 2002, among Georgia PCS Management, LLC and Georgia PCS Leasing, LLC, both Georgia limited liability companies and subsidiaries of US Unwired Inc., the other Guarantors and State Street Bank and Trust Company, as trustee under the indenture. (Incorporated by reference to Exhibit 4.i.d. of Form 10-Q filed by the Registrant on August 14, 2002)
     (4)(i)(e) Registration Rights Agreement, dated April 1, 2002, by and among Issuer, Northeast Unwired Inc. and IWO Holdings Inc. for certain registration rights of US Unwired common stock (Incorporated by reference to Exhibit 4.i.e. of Form 10-Q filed by the Registrant on August 14, 2002)
     (99.1) Certification by President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
     (99.2) Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   ----------

Registrant agrees to furnish to the Commission on request copies of any instrument defining the rights of holders of long-term debt the total amount of which does not exceed 10% of the total consolidated assets of the registrant and which is otherwise not filed as an exhibit.

     b.   Reports on Form 8-K

          On January 3, 2003, we filed a Current Report on Form 8-K containing a press release announcing that the Company's chief operating officer resigned to accept a senior finance position with Sprint.

          On February 5, 2003, we filed a Current Report on Form 8-K containing a press release announcing that the Company received notice from the Nasdaq Stock Market that the Company had failed to comply with the Nasdaq's minimum bid price requirement for continued listing.

          On March 31, 2003, we filed a Current Report on Form 8-K containing a press release announcing the Company's 2002 earnings.

          On April 1, 2003, we filed a Current Report on Form 8-K containing a press release announcing the Company held a conference call to discuss its fourth quarter and year-end 2002 earnings

          On May 7, 2003, we filed a Current Report on Form 8-K containing a press release announcing the Company reported that effective November 8, 2003, our common stock was delisted from the Nasdaq National Market and immediately became eligible for quotation on the Nasdaq Over the Counter Bulletin Board.

          On May 15, 2003, we filed a Current Report on Form 8-K containing a press release announcing the Company intends to offer to exchange any and all of our existing US Unwired 13.375% $400 million senior subordinated notes due November 9, 2009 for $187.50 in cash and $185 in new senior notes per $1000 principal amount of our existing US Unwired notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

May 13, 2003                                     US UNWIRED INC.

                                          By: /s/ Jerry E. Vaughn
                                          -----------------------
                                          Jerry E. Vaughn
                                          Chief Financial Officer

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

May 13, 2003                              US Unwired Inc.

                                          By: /s/ Robert W.  Piper
                                          ------------------------
                                          Robert W. Piper
                                          President, Chief Executive Officer and
                                          Director (Principal Executive Officer)

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

May 13, 2003                              US Unwired Inc.

                                          By: /s/ Jerry E. Vaughn
                                          -----------------------
                                          Jerry E. Vaughn
                                          Chief Financial Officer