Form 10-Q
period 2003-06-30
US UNWIRED INC
filed 2003-08-07
CIK 1024149

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission file number 000-22003

US UNWIRED INC.

(Exact name of registrant as specified in its charter)

Louisiana	72-1457316
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

901 Lakeshore Drive Lake Charles, LA	70601
(Address of principal executive offices)	(Zip code)

(337) 436-9000

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒   No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒  No  ☐

There were 128,831,535 shares of common stock, $0.01 par value per share, outstanding at July 31, 2003.

Part I Financial Information

Item 1. Financial Statements

US UNWIRED INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2003	December 31, 2002
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$74,615	$61,985
Restricted cash	30,346	33,218
Subscriber receivables, net	35,604	47,727
Other receivables	8,293	2,661
Inventory	5,465	5,315
Prepaid expenses and other assets	21,051	15,077
Receivables from related parties	646	681
Receivables from officers	72	101

Total current assets	176,092	166,765

Property and equipment, net	449,650	484,014
Restricted cash	—	8,000
Goodwill	46,705	51,961
Intangibles, net	59,222	78,292
Notes receivable from unconsolidated affiliates	1,848	1,811
Other assets	40,157	40,587

Total assets	$773,674	$831,430

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$25,065	$28,301
Accrued expenses	85,853	67,665
Current maturities of long term obligations	8,797	5,018
Current maturities of long term obligations in default	350,921	—

Total current liabilities	470,636	100,984

Long term obligations, net of current maturities	427,519	411,995
Long term obligations in default, net of current maturities	—	350,207
Deferred gain	32,110	34,581
Investments in and advances to unconsolidated affiliates	3,993	3,901

Stockholders’ deficit:
Common stock	1,288	1,288
Additional paid in capital	659,591	657,459
Retained deficit	(821,303)	(728,811)
Promissory note	(160)	(174)

Total stockholders’ deficit	(160,584)	(70,238)

Total liabilities and stockholders’ deficit	$773,674	$831,430

See accompanying notes to condensed consolidated financial statements

US UNWIRED INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002
Revenues:
Subscriber	$99,252	$89,553	$193,525	$145,668
Roaming	32,490	49,601	59,981	80,344
Merchandise sales	5,070	4,742	11,440	9,029
Other revenue	691	516	1,304	1,441

Total revenue	137,503	144,412	266,250	236,482
Expense:
Cost of service	53,085	64,861	104,931	104,836
Merchandise cost of sales	8,961	10,317	18,451	18,307
General and administrative	37,717	38,097	72,994	64,066
Sales and marketing	20,405	28,381	45,951	49,925
Non-cash stock compensation	1,064	1,236	2,131	2,402
Depreciation and amortization	29,991	31,650	60,152	45,835
IWO asset abandonment charge	—	—	12,403	—

Total operating expense	151,223	174,542	317,013	285,371

Operating loss	(13,720)	(30,130)	(50,763)	(48,889)
Other income (expense):
Interest expense	(21,249)	(19,779)	(41,939)	(29,886)
Gain (loss) on sale of assets	(5)	3	76	3

Total other expense	(21,254)	(19,776)	(41,863)	(29,883)

Loss before equity in income (loss) of unconsolidated affiliates	(34,974)	(49,906)	(92,626)	(78,772)
Equity in income (loss) of unconsolidated affiliates	(46)	160	134	665

Net loss	$(35,020)	$(49,746)	$(92,492)	$(78,107)

Basic and diluted loss per share	$(0.27)	$(0.39)	$(0.72)	$(0.73)

Weighted average outstanding common shares	128,832	128,777	128,832	107,353

See accompanying notes to condensed consolidated financial statements

US UNWIRED INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the six months ended June 30,
	2003	2002
Cash flows from operating activities

Net cash provided by (used in) operating activities	$21,051	$(16,536)

Cash flows from investing activities

Proceeds from restricted cash	10,871	—
Proceeds from sale of assets	350	10,016
Distributions from unconsolidated affiliates	250	—
Payments for the purchase of equipment	(18,205)	(63,202)
Acquisition of business, net of cash acquired	—	(61,475)
Proceeds from maturities of investments	—	10,935

Net cash used in investing activities	(6,734)	(103,726)

Cash flows from financing activities

Principal payments of long-term debt	(1,689)	(343)
Proceeds from long-term debt	—	60,000
Proceeds from stock options exercised	—	212
Proceeds from promissory notes	—	19
Debt issuance costs	—	(762)

Net cash (used in) provided by financing activities	(1,689)	59,126

Net increase (decrease) in cash and cash equivalents	12,628	(61,136)

Cash and cash equivalents at beginning of period	61,985	100,589

Cash and cash equivalents at end of period	$74,613	$39,453

See accompanying notes to condensed consolidated financial statements

US UNWIRED INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

(UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities—An Interpretation of Accounting Research Bulletin (ARB) No. 51” (“FIN 46”). This interpretation clarifies how to identify variable interest entities and how a company should assess its interests in a variable interest entity to decide whether to consolidate the entity. FIN 46 applies to variable interest entities created after January 31, 2003, in which a company obtains an interest after that date. Also, FIN 46 applies in the first fiscal quarter or interim period beginning after June 15, 2003, to variable interest entities in which a company holds a variable interest that it acquired before February 1, 2003. The Company is in the process of evaluating the effect of this pronouncement on its operations.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation expands the disclosures to be made by a guarantor about its obligations under certain guarantees and requires that, at the inception of a guarantee, a guarantor recognize a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements are effective immediately. As disclosed in Note 5 to the Consolidated Financial Statements, Louisiana Unwired LLC and Unwired Telecom Corporation have fully and unconditionally guaranteed the Company’s obligations under the US Unwired 13 3/8% senior subordinated discount notes and Independent Wireless One Corporation has fully and unconditionally guaranteed the Company’s obligations under the IWO 14% senior notes. The initial recognition and measurement provisions of this interpretation are effective for guarantees issued or modified after December 31, 2002. The adoption of the initial recognition and measurement provisions of this interpretation did not have a material effect on the Company’s financial position, results of operations or cash flows.

2.	Description of the Organization

US Unwired Inc. (“the Company” or “US Unwired”) is principally engaged in the ownership and operation of wireless communications systems, consisting of personal communications systems (“PCS”), cellular and paging communication systems in the southern and northeastern regions of the United States.

US Unwired acquired IWO Holdings, Inc. (“IWO”) on April 1, 2002.

3.	Liquidity and Capital Resources

On May 15, 2003, the Company announced an offer to exchange any and all of its existing $400 million US Unwired 13.375% senior subordinated discount notes for $187.50 in cash and $185.00 in face amount of new notes per $1,000 face amount of existing notes with a maximum amount of cash to be paid of $37.5 million. On June 24, 2003, the Company announced that the offer had expired and none of the notes were exchanged. In conjunction with this offering, the Company incurred approximately $3.9 million in outside legal and other professional services and costs in the three months ended June 30, 2003. These costs are included in General and Administrative expenses in the accompanying Condensed Consolidated Statements of Operations.

US Unwired has a senior bank credit facility and senior subordinated discount notes. IWO has a senior bank credit facility and senior notes. US Unwired and IWO entered into these prior to the acquisition of IWO. Under the terms of these debt instruments, funds available under the US Unwired debt can only be used by US Unwired, and funds available under the IWO debt can only be used by IWO. US Unwired is not obligated for the payment of IWO’s debt, and IWO is not obligated for the payment of US Unwired’s debt.

US Unwired Liquidity

As of June 30, 2003, US Unwired had $53.4 million in cash and cash equivalents; availability under the US Unwired senior bank credit facility of $70.4 million; and indebtedness that consisted of $88.7 million related to the US Unwired senior bank credit facility, $336.7 million related to the US Unwired senior subordinated discount notes and $10.9 million in capital leases, promissory notes and vendor financing for a total of $436.3 million. See Note 6 for commitments and contingencies that may affect US Unwired liquidity. US Unwired must comply with certain financial covenants of the US Unwired senior bank credit facility and the US Unwired senior subordinated discount notes, and as of June 30, 2003, was in compliance with these financial covenants.

The Company has updated the US Unwired business model to include its operating performance for the six months ended June 30, 2003 and the initiatives as discussed below. However, the Company cannot state with certainty that US Unwired will be in compliance with certain financial covenants at either September 30, 2003 or December 31, 2003. The Company continues to believe that US Unwired will have sufficient cash to fund its operations, debt service and capital requirements in 2003.

The Company is continuing its discussions with the US Unwired banking group to amend these financial covenants. However, there can be no assurance that the Company will be able to successfully negotiate these amendments on terms acceptable to the Company.

If the Company cannot comply with its existing financial covenants or is unable to amend these financial covenants, the banking group may elect to deny the Company access to the remaining available funds under the US Unwired senior bank credit facility. Under such circumstances, the Company believes that it will have sufficient cash to fund operations, debt service and capital requirements in 2003 without additional borrowing. The banking group may also elect to accelerate repayment of the US Unwired senior bank credit facility. Under such circumstances, this acceleration will serve to trigger a default in the US Unwired senior subordinated discount notes. Should this occur, both the holders of the US Unwired senior bank credit facility and US Unwired senior subordinated discount notes may demand immediate payment for all outstanding indebtedness, and the Company would be unable to pay the accelerated amounts.

Considering the uncertainty of meeting certain financial covenants at September 30, 2003 and December 31, 2003 and the actions that may result from such covenant violations and the operating losses incurred to date, there is substantial doubt about US Unwired’s ability to continue as a going concern.

IWO Liquidity

The Company has been unable to develop a business plan for IWO that provides sufficient cash to fund operations, debt service and capital requirements in 2003 and continues its discussions with the advisors of the holders of the IWO senior bank credit facility regarding the restructuring of IWO.

As of June 30, 2003, IWO had $21.3 million in cash and cash equivalents and $30.3 million in restricted cash; and indebtedness that consisted of $213.2 million related to the IWO senior bank credit facility and $137.7 million related to the IWO senior notes for a total of $350.9 million. A portion of the original proceeds of the IWO senior notes offering was set aside as restricted cash to make the first six scheduled interest payments on the IWO senior notes through January 2004. Repayment of the IWO senior bank credit facility commences in March 2004.

On June 4, 2003, IWO failed to make a $3.2 million scheduled interest payment on the IWO $240 million senior bank credit facility. Additionally, IWO was not in compliance with its restrictive covenants under the IWO senior bank credit facility at June 30, 2003. As a result of the failure to make a scheduled interest payment and the covenant violations, the Company was in default of the IWO senior bank credit facility at June 30, 2003. The holders of the IWO senior bank credit facility have denied IWO access to the remaining $25.2 million of availability. The Company is in discussions with the IWO banking group to arrive at an acceptable restructuring to preserve IWO liquidity but it is probable that no plan will be forthcoming, and the Company will soon be forced to seek protection under bankruptcy for IWO.

As a result of liquidity challenges, IWO has made the decision to reduce capital expenditures for network expansion and abandon the construction of cell sites that do not provide a sufficient level of enhanced coverage. IWO recorded an asset abandonment charge of $12.4 million during the six-month period ended June 30, 2003 for the cell sites and the related property leases of these abandoned cell sites. Included in this asset abandonment charge are cell sites that IWO is required to construct to meet the build out requirements under the IWO Sprint management agreement. Failure to complete the build out of the IWO service area will place IWO in violation of the IWO Sprint management agreement. As a result, Sprint PCS could declare IWO in default and take action up to and including termination of the IWO Sprint management agreement. At June 30, 2003, IWO’s construction in progress included $8.8 million primarily related to cell sites that IWO plans to complete and management estimates that completion of these cell sites will require approximately $9.3 million in additional costs to complete construction and place these sites in operation. IWO anticipates that only a portion of these sites will be completed in 2003.

Due to restrictions in the US Unwired debt instruments, US Unwired cannot provide any capital or other financial support to IWO. Further, IWO creditors, IWO lenders and IWO note holders cannot place any liens or encumbrances on the assets of US Unwired. Should the holders of the IWO senior bank credit facility place IWO in default, US Unwired’s relationship with IWO may change and several alternatives exist ranging from working for the holders of the IWO senior bank credit facility and the holders of the IWO senior notes as a manager of the IWO territory, possibly subject to the approval by Sprint PCS, to no involvement with IWO at all.

Considering IWO’s default of the IWO loan agreements and its liquidity as discussed above, there is substantial doubt about IWO’s ability to continue as a going concern.

The Company’s Business Strategy

The Company is undertaking a number of key initiatives designed to enable US Unwired to continue as a going concern and preserve IWO liquidity. The Company has:

•	reinstated the deposit requirement for higher credit risk subscribers and will request not to participate in any Sprint PCS programs where the Company’s analysis indicates adversely impacted levels of customer turnover or unsatisfactory economic returns.

•	restructured sales employees’ programs to pay higher commissions on subscribers with better credit ratings.

•	revised the local agent commission structure. The Company no longer offers handset discounts to its local agents and instead pays higher commissions for subscribers with good credit ratings. The Company has cancelled and continues to cancel agreements with local agents that continue to target higher credit risk subscribers or provide low economic value.

•	reintroduced the pre-pay program, which requires advance payment for minutes of use. The Company believes that this program offers higher credit risk subscribers a less stressful environment in which to subscribe to the Company’s service by providing an opportunity to better manage their expenditures for the service provided.

•	supplemented Sprint PCS’s customer service function with certain members of its own staff who focus on subscriber retention.

•	limited its capital expenditures to: (1) capacity and required technical upgrades of existing equipment, and (2) only adding additional cell site coverage in areas that we expect will produce positive cash returns as a result of either new subscriber growth or decreases in subscriber turnover.

•	continued to identify and will seek to divest of certain non-core assets.

•	undertook a corporate wide evaluation of expenses. This includes the consolidation of functions, divesting of unused and under utilized facilities, renegotiation of vendor contracts, extension of vendor payment terms and other cost cutting measures.

•	evaluated and continues to evaluate its markets and is reducing sales staffing levels and closing retail outlets that do not meet its minimum internal rates of returns.

•	continued to work with Sprint PCS to improve the detail, timeliness and accuracy of information processed by Sprint PCS on the Company’s behalf.

While the Company believes that these initiatives have had and will continue to have a positive impact on operating results, the Company cannot state with certainty that these initiatives will result in its ability to sustain IWO operations to the end of 2003 or US Unwired operations to the end of 2004, given the information as discussed above.

4.	Details of Certain Balance Sheet Accounts

Major categories of property and equipment consisted of the following:

	June 30, 2003	December 31, 2002
	(In thousands)
Land	$890	$890
Buildings and leasehold improvements	22,330	22,713
Facilities and equipment	621,699	603,085
Furniture, fixtures and vehicles	9,462	9,744
Construction in progress	18,809	34,004

	673,190	670,436
Less accumulated depreciation and amortization	223,540	186,422

	$449,650	$484,014

Intangible assets consisted of the following:

	June 30, 2003	December 31, 2002
	(In thousands)
Sprint affiliation agreement	$35,266	$35,266
Subscriber base	81,824	81,824

	117,090	117,090
Less accumulated amortization	57,868	38,798

Intangible assets, net	$59,222	$78,292

5.	Long-Term Obligations

Long-term debt, including capital lease obligations, consisted of the following:

	June 30, 2003	December 31, 2002
	(In thousands)
US Unwired Inc. senior subordinated discount notes	$336,700	$315,707
US Unwired Inc. senior bank credit facility	88,667	90,000
Capital leases	7,050	7,269
Promissory note	3,559	3,667
Vendor financing	340	370

Total long-term obligations, US Unwired Inc.	436,316	417,013

IWO Holdings, Inc. senior notes	137,737	137,023
IWO Holdings, Inc. senior bank credit facility, in default	213,184	213,184

Total long-term obligations, IWO Holdings Inc.	350,921	350,207

Less current maturities	359,718	5,018

Long-term obligations, excluding current maturities	$427,519	$762,202

As of June 30, 2003, $70.4 million remained available for borrowing under the US Unwired senior bank credit facility. As of June 30, 2003, US Unwired was in compliance with all financial covenants under the US Unwired senior bank credit facility and the US Unwired senior subordinated discount notes.

On June 4, 2003, IWO failed to make a $3.2 million scheduled interest payment on the IWO $240 million senior bank credit facility and was not in compliance with its restrictive covenants under the IWO senior bank credit facility at June 30, 2003. As a result of the failure to make a scheduled interest payment and the covenant violations, the Company was in default of the IWO senior bank credit facility at June 30, 2003. The holders of the IWO senior bank credit facility have denied IWO access to the remaining $25.2 million of availability as a result of the covenant violations. As a result of the covenant violations and the impact of these covenant violations on the IWO senior bank credit facility as discussed in Note 3, the Company has classified all outstanding indebtedness of both the IWO senior bank credit facility and the IWO senior notes as a current liability.

US Unwired Senior Subordinated Discount Notes—13 3/8%

In October 1999, US Unwired issued $400 million in aggregate principal amount of 13 3/8% Senior Subordinated Discount Notes due November 1, 2009 (“the US Unwired senior subordinated discount notes”). The US Unwired senior subordinated discount notes were issued at a substantial discount such that the Company received gross proceeds of approximately $209.2 million. The US Unwired senior subordinated discount notes increase in value daily, compounded twice per year, at the rate of 13 3/8% per year until November 1, 2004. On that date, the value of the US Unwired senior subordinated discount notes will be equal to the face amount of the US Unwired senior subordinated discount notes and interest will begin to accrue at the rate of 13 3/8% per year. The Company will be required to pay the accrued interest beginning May 1, 2005, and on each November 1 and May 1 thereafter. The US Unwired senior subordinated discount notes are a general unsecured obligation of the Company, except for the limited security provided by a pledge agreement by the Company’s wholly owned subsidiary, Louisiana Unwired LLC (“LA Unwired”). The US Unwired senior subordinated discount notes rank junior to all existing and future senior debt of the Company and equal in right of payment of any future senior subordinated indebtedness of the Company.

The US Unwired senior subordinated discount notes are fully, unconditionally, and jointly and severally guaranteed by two of the Company’s wholly owned subsidiaries: LA Unwired and Unwired Telecom Corp. (“Unwired Telecom”). Each of the guarantees is a general unsecured obligation of the guarantor, except for a pledge by LA Unwired of its interest in Texas Unwired and any notes payable to it by Texas Unwired as security for the guarantee. Each of the guarantees ranks equally in right of payment with the guarantor’s future senior subordinated indebtedness and is subordinated in right of payment to all existing and future senior debt of the guarantor. The US Unwired senior subordinated discount notes are not guaranteed by IWO.

As discussed in Note 3, the Company’s offer to exchange any and all of its existing senior subordinated discount notes expired and none of the notes were exchanged

US Unwired Senior Bank Credit Facility—$170 million

The $170 million US Unwired senior bank credit facility consists of an $80 million reducing revolving credit facility and $90 million in term loans. The $80 million reducing revolving credit facility has been reduced by $8.0 million as a result of permanent reductions of $1.3 million and $2.0 million per quarter that began in June 2002. The US Unwired senior bank credit facility matures in 2008. Effective June 6, 2002, the Company amended the $170 million US Unwired senior bank credit facility to allow for letters of credit. Any letters of credit issued by the Company reduce the amount available under the reducing revolving credit facility. The term loans will be repaid in quarterly installments that began in June 2003. All loans under the US Unwired senior bank credit facility bear interest at variable rates tied to the federal funds rate or LIBOR. The US Unwired senior bank credit facility is secured by all of the assets of the Company and its subsidiaries (other than property owned by IWO which the Company acquired on April 1, 2002). Such collateral also secures certain interest rate protection and other hedging agreements permitted by our credit agreement that may be entered into from time to time by us. Lucent Technologies, Inc, is also a guarantor of a portion of our senior secured credit facility. At June 30, 2003, the Company had $70.4 million available under this facility. However, as discussed in Note 11 below, this amount has subsequently been reduced by $5.5 million as one of the participants in the senior credit facility has been placed in receivership. The proceeds from the US Unwired senior bank credit facility are available for use only by US Unwired and its subsidiaries other than IWO.

IWO Senior Notes—14%

In February 2001, IWO issued 160,000 units, each consisting of $1,000 principal amount of 14% Senior Notes (“the IWO senior notes”) due January 15, 2011 and one warrant to purchase 12.50025 shares of IWO’s class C common stock at an exercise price of $7.00 per share. As a result of US Unwired’s acquisition of IWO in April 2002, this warrant was converted to a US Unwired warrant to purchase 12.96401 shares of US Unwired’s common stock at $6.75 per share. Interest is payable semi-annually on January 15 and July 15 of each year. Independent Wireless One Corporation, a wholly owned subsidiary of IWO, is the sole guarantor of the IWO senior notes. All of IWO’s restricted subsidiaries formed or acquired after the issuance of the IWO senior notes that guarantee the IWO senior bank credit facility will also be required to guarantee the IWO senior notes. The IWO senior notes are not guaranteed by Independent

Wireless One Realty Corporation, a wholly owned subsidiary of IWO, or US Unwired and its subsidiaries.

A portion of the original proceeds of the IWO senior notes were used to purchase a portfolio of U.S. government securities that will generate sufficient proceeds to make the first six scheduled interest payments on the IWO senior notes through January 2004. The account holding the investment securities and all of the securities and other items contained in the account have been pledged to the trustee for the benefit of the holders of the IWO senior notes.

IWO Senior Bank Credit Facility—$240 million

Effective December 2000, Independent Wireless One Corporation, a wholly owned subsidiary of IWO, entered into an amended and restated secured credit facility (“the IWO senior bank credit facility”) under which it may borrow up to $240 million in the aggregate consisting of up to $70 million in revolving loans and $170 million in term loans. The IWO senior bank credit facility matures in 2008. The term loans are due to be repaid in quarterly installments beginning in March 2004 and the reducing revolver matures in March 2008. All loans under the senior bank credit facility, effective with the date of the default, bear interest at the prime rate plus four per cent. The IWO senior bank credit facility is secured by all of the assets of IWO and its subsidiaries. As discussed above, the holders of the IWO senior bank credit facility have denied IWO access to the remaining $25.2 million of availability as a result of IWO’s failure to make its June 4, 2003 scheduled interest payment and the covenant violations. The IWO credit facility is available for use only by IWO and its subsidiaries.

6.	Commitments and Contingencies

The Company uses Sprint PCS to process all post-pay PCS subscriber billings including monthly recurring charges, airtime and other charges such as interconnect fees. The Company pays various fees to Sprint PCS for new subscribers as well as recurring monthly fees for services performed for existing customers including billing and management of customer accounts. Sprint PCS’s billing for these services is based upon an estimate of the actual costs incurred by Sprint PCS to provide such services. At the end of each calendar year, Sprint PCS compares its actual costs to provide such services to remittances by the Company for estimated billings and either refunds overpayments or bills for costs in excess of the payments made. Based upon information as provided by Sprint PCS, the Company believes it has adequately provided for the above-mentioned costs in the accompanying consolidated financial statements. Additionally, Sprint PCS has contracted with national retailers that sell handsets and service to new PCS subscribers in the Company’s markets. Sprint PCS pays these national retailers a new subscriber commission and provides handsets to such retailers below cost. Sprint PCS passes these costs of commissions and the handset subsidies to the Company.

The Company periodically reviews all charges from Sprint PCS and from time to time, the Company may dispute certain of these charges. As of June 30, 2003, the Company had disputed approximately $9.1 million of charges to US Unwired and $2.9 of charges to IWO. Based upon the information provided to the Company by Sprint PCS to date, the Company believes the accompanying condensed consolidated balance sheet adequately reflects its obligation that may be due to Sprint PCS for these charges.

The Company’s PCS licenses and the PCS licenses that the Company operates for Sprint PCS are subject to a requirement that Sprint PCS construct network facilities that offer coverage to 25% of the population or have substantial service in each of its Basic Trading Areas (“BTAs”) within five years from the grant of the licenses. As of June 30, 2003, management believes that Sprint PCS has met the requirements necessary for the licenses that the Company operates for Sprint PCS under the Sprint PCS management agreements and that the Company has met the requirements necessary for the licenses that it owns.

On July 11, 2003, the Company and two of its subsidiaries, Louisiana Unwired, LLC and Texas Unwired, filed suit in the U.S. District Court for the Western District of Louisiana, against Sprint

Corporation, Sprint Spectrum, L.P., Wireless, L.P. and Sprintcom, Inc. (collectively, “Sprint”). The suit alleges violations of the Racketeer Influenced and Corrupt Organizations Act, breach of fiduciary duty and fraud, arising out of Sprint’s conduct in its dealings with the plaintiff companies. It seeks treble actual damages in unspecified amounts and appointment of a receiver over property and assets controlled by Sprint in Louisiana.

7.	Income Taxes

The Company’s effective income tax rate for the interim periods presented is based on management’s estimate of the Company’s effective tax rate for the applicable year and differs from the federal statutory income tax rate primarily due to nondeductible permanent differences, state income taxes and changes in the valuation allowance for deferred tax assets.

8.	Stock Compensation

The Company accounts for its stock compensation arrangements under the provision of APB 25, accounting for stock issued to employees.

Had compensation expense for the Company’s stock option plan been determined in accordance with SFAS No. 123, the Company’s net loss and basic and diluted net loss per share of common stock for the three and six months ended June 30, 2003 and 2002 would have been:

	Three months ended		Six months ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Net loss:
As reported	$(35,020)	$(49,746)	$(92,492)	$(78,107)
Add recorded non-cash stock compensation	1,064	1,236	2,131	2,402
Less stock compensation in accordance with SFAS No. 123	(2,050)	(2,200)	(3,921)	(4,400)

Pro forma net loss	$(36,006)	$(50,710)	$(94,282)	$(80,105)

Basic and diluted loss per share:
As reported	$(0.27)	$(0.39)	$(0.72)	$(0.73)

Pro forma net loss per share	$(0.28)	$(0.39)	$(0.73)	$(0.75)

9.	Acquisitions

In conjunction with the Company’s acquisition of Georgia PCS Management, Inc. (“Georgia PCS”) in March 2002, 1.1 million shares valued at $5.26 per share of the Company’s common stock were placed in escrow pending resolution of certain post closing adjustments. On June 20, 2003 the Company notified the former owners of Georgia PCS that the Company intends to offset 1.0 million shares of the Company’s common stock that is in the escrow account in satisfaction of certain post closing adjustments. As a result, the Company recorded a receivable and a reduction of goodwill for the return of this stock from escrow at June 30, 2003.

10.	Condensed Consolidating Financial Information

As discussed in Note 5, the US Unwired Senior Subordinated Discount Notes are guaranteed by certain of the Company’s subsidiaries. The following information presents the condensed consolidating balance sheets as of June 30, 2003 and December 31, 2002 and the condensed consolidating statements of operations and cash flows for the three and six-month periods ended June 30, 2003 and June 30, 2002 of (a) the “Parent” Company, US Unwired Inc., (b) the “Guarantors”, Unwired Telecom Corporation and Louisiana Unwired, and (c) the “Non-Guarantor”, IWO, and includes eliminating entries and the Company on a consolidated basis.

The separate consolidated financial statements of IWO, including disclosure of condensed consolidating financial information for IWO, are included in IWO’s separate Form 10-Q filing.

Condensed Consolidating Balance Sheet

	As of June 30, 2003
	US Unwired Inc. (Parent)	Unwired Telecom Corporation (Guarantor)	Louisiana Unwired LLC (Guarantor)	Total Guarantors	IWO Holdings, Inc. (Non- Guarantor)	Consolidating Entries	Consolidated
	(In thousands)
ASSETS:
Current Assets
Cash and cash equivalents	$49,944	$276	$3,144	$3,420	$21,251	$—	$74,615
Restricted cash	—	—	—	—	30,346	—	30,346
Subscriber receivables, net	—	1,198	22,710	23,908	11,696	—	35,604
Other receivables	5,313	—	2,478	2,478	502	—	8,293
Inventory	—	326	3,168	3,494	1,971	—	5,465
Prepaid expenses and other assets	3,389	117	11,599	11,716	5,946	—	21,051
Receivables from (payables to) related parties	2,258	709	(2,544)	(1,835)	217	6	646
Receivables from officers	72	—	—	—	—	—	72

Total current assets	60,976	2,626	40,555	43,181	71,929	6	176,092
Property and equipment, net	11,342	7,084	257,102	264,186	174,122	—	449,650
Goodwill and other intangible assets, net	—	—	65,348	65,348	40,579	—	105,927
Notes receivable from consolidated and unconsolidated affiliates	163,974	31,079	—	31,079	160	(193,365)	1,848
Other assets	10,723	111	11,723	11,834	17,600	—	40,157

Total assets	$247,015	$40,900	$374,728	$415,628	$304,390	$(193,359)	$773,674

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$959	$562	$15,038	$15,600	$8,500	$6	$25,065
Accrued expenses	8,681	750	42,398	43,148	34,024	—	85,853
Current maturities of long term debt	37,512	61	164,429	164,490	350,921	(193,205)	359,718

Total current liabilities	47,152	1,373	221,865	223,238	393,445	(193,199)	470,636

Long term debt, net of current maturities	420,644	280	6,595	6,875	—	—	427,519
Deferred gain	—	112	31,436	31,548	562	—	32,110
Investments in and advances to unconsolidated affiliates	(11,745)	2,101	89,811	91,912	—	(76,174)	3,993

Stockholders’ equity (deficit):
Common stock	1,288	—	—	—	1	(1)	1,288
Additional paid in capital	660,711	1,947	803,808	805,755	446,449	(1,253,324)	659,591
Retained earnings (deficit)	(871,035)	35,087	(778,787)	(743,700)	(536,067)	1,329,499	(821,303)
Promissory note	—	—	—	—	—	(160)	(160)

Total stockholders’ equity (deficit)	(209,036)	37,034	25,021	62,055	(89,617)	76,014	(160,584)

Total liabilities and stockholders’ equity (deficit)	$247,015	$40,900	$374,728	$415,628	$304,390	$(193,359)	$773,674

Condensed Consolidating Balance Sheet

	As of December 31, 2002
	US Unwired Inc. (Parent)	Unwired Telecom Corporation (Guarantor)	Louisiana Unwired LLC (Guarantor)	Total Guarantors	IWO Holdings, Inc. (Non- Guarantor)	Consolidating Entries	Consolidated
	(In thousands)
ASSETS:
Current Assets
Cash and cash equivalents	$23,025	$2,605	$1,347	$3,952	$35,008	$—	$61,985
Restricted cash and US Treasury securities at amortized cost-held to maturity	—	—	—	—	33,218	—	33,218
Subscriber receivables, net	—	1,403	34,481	35,884	11,843	—	47,727
Other receivables	33	1	1,030	1,031	1,597	—	2,661
Inventory	—	99	2,637	2,736	2,579	—	5,315
Prepaid expenses and other assets	1,012	63	9,323	9,386	4,679	—	15,077
Receivables from (payables to) related parties	(1,362)	402	1,307	1,709	320	14	681
Receivables from officers	101	—	—	—	—	—	101

Total current assets	22,809	4,573	50,125	54,698	89,244	14	166,765
Property and equipment, net	11,844	9,031	273,261	282,292	189,878	—	484,014
Restricted cash	—	—	—	—	8,000	—	8,000
Goodwill and other intangible assets, net	—	—	74,736	74,736	55,517	—	130,253
Notes receivable from consolidated and unconsolidated affiliates	187,600	25,609	—	25,609	174	(211,572)	1,811
Other assets	11,572	108	11,295	11,403	17,612	—	40,587

Total assets	$233,825	$39,321	$409,417	$448,738	$360,425	$(211,558)	$831,430

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,164	$1,054	$11,089	$12,143	$14,994	$—	$28,301
Accrued expenses	3,803	816	33,726	34,542	29,320	—	67,665
Current maturities of long term debt	28,313	59	188,044	188,103	—	(211,398)	5,018

Total current liabilities	33,280	1,929	232,859	234,788	44,314	(211,398)	100,984

Long term debt, net of current maturities	404,860	310	6,825	7,135	350,207	—	762,202
Deferred gain	—	107	33,523	33,630	951	—	34,581
Investments in and advance to unconsolidated affiliates	(88,013)	2,009	35,240	37,249	—	54,665	3,901

Stockholders’ equity (deficit):
Common stock	1,288	—	—	—	1	(1)	1,288
Additional paid in capital	659,180	1,947	809,067	811,014	446,449	(1,259,184)	657,459
Retained earnings (deficit)	(776,770)	33,019	(708,097)	(675,078)	(481,497)	1,204,534	(728,811)
Promissory note	—	—	—	—	—	(174)	(174)

Total stockholders’ equity (deficit)	(116,302)	34,966	100,970	135,936	(35,047)	(54,825)	(70,238)

Total liabilities and stockholders’ equity (deficit)	$233,825	$39,321	$409,417	$448,738	$360,425	$(211,558)	$831,430

Condensed Consolidating Statement of Operations

	Three-month period ended June 30, 2003
	US Unwired Inc. (Parent)	Unwired Telecom Corporation (Guarantor)	Louisiana Unwired LLC (Guarantor)	Total Guarantors	IWO Holdings, Inc. (Non- Guarantor)	Consolidating Entries	Consolidated
	(In thousands)
Revenues:
Subscriber	$—	$2,856	$63,726	$66,582	$32,670	$—	$99,252
Roaming	—	755	23,567	24,322	8,303	(135)	32,490
Merchandise sales	—	185	3,407	3,592	1,478	—	5,070
Other revenue	11,488	118	314	432	162	(11,391)	691

Total revenues	11,488	3,914	91,014	94,928	42,613	(11,526)	137,503
Expenses:
Cost of service	—	1,079	35,473	36,552	16,760	(227)	53,085
Merchandise cost of goods sold	—	307	6,290	6,597	2,364	—	8,961
General and administrative	11,488	640	25,132	25,772	11,756	(11,299)	37,717
Sales and marketing	—	762	13,058	13,820	6,585	—	20,405
Non-cash stock compensation	935	77	52	129	—	—	1,064
Depreciation and amortization	658	507	15,235	15,742	13,591	—	29,991
IWO asset abandonment charge	—	—	—	—	—		—

Total operating expense	13,081	3,372	95,240	98,612	51,056	(11,526)	151,223

Operating income (loss)	(1,593)	542	(4,226)	(3,684)	(8,443)	—	(13,720)
Other income (expense)
Interest income (expense), net	(10,528)	352	(2,073)	(1,721)	(9,000)	—	(21,249)
Gain on sale of assets	—	(10)	5	(5)	—	—	(5)

Total other income (expense)	(10,528)	342	(2,068)	(1,726)	(9,000)	—	(21,254)
Equity in income (losses) of unconsolidated subsidiaries	(23,521)	(5)	(17,443)	(17,448)	—	40,923	(46)

Net income (loss)	$(35,642)	$879	$(23,737)	$(22,858)	$(17,443)	$40,923	$(35,020)

Condensed Consolidating Statement of Operations

	Three-month period ended June 30, 2002
	US Unwired Inc. (Parent)	Unwired Telecom Corporation (Guarantor)	Louisiana Unwired LLC (Guarantor)	Total Guarantors	IWO Holdings, Inc. (Non- Guarantor)	Consolidating Entries	Consolidated
	(In thousands)
Revenues:
Subscriber	$—	$3,417	$57,709	$61,126	$28,427	$—	$89,553
Roaming	—	2,959	37,534	40,493	9,108	—	49,601
Merchandise sales	—	146	2,562	2,708	2,034	—	4,742
Other revenue	6,725	122	222	344	7	(6,560)	516

Total revenues	6,725	6,644	98,027	104,671	39,576	(6,560)	144,412
Operating expenses:
Cost of service	—	1,292	44,829	46,121	18,837	(97)	64,861
Merchandise cost of goods sold	—	302	7,307	7,609	2,708	—	10,317
General and administrative	6,726	899	24,969	25,868	11,966	(6,463)	38,097
Sales and marketing	—	1,053	18,690	19,743	8,638	—	28,381
Non-cash stock compensation	1,108	80	48	128	—	—	1,236
Depreciation and amortization	1,020	552	15,373	15,925	14,705	—	31,650

Total operating expense	8,854	4,178	111,216	115,394	56,854	(6,560)	174,542

Operating income (loss)	(2,129)	2,466	(13,189)	(10,723)	(17,278)	—	(30,130)
Other income (expense)
Interest income (expense)	(9,444)	192	(2,066)	(1,874)	(8,461)	—	(19,779)
Gain on sale of assets	—	—	3	3	—	—	3

Total other income (expense)	(9,444)	192	(2,063)	(1,871)	(8,461)	—	(19,776)
Equity in income (losses) of wholly-owned subsidiaries	(41,260)	130	(23,117)	(22,987)	—	64,407	160

Income (loss) before income tax benefit	(52,833)	2,788	(38,369)	(35,581)	(25,739)	64,407	(49,746)
Income tax benefit	—	—	—	—	2,622	(2,622)	—

Net income (loss)	$(52,833)	$2,788	$(38,369)	$(35,581)	$(23,117)	$61,785	$(49,746)

Condensed Consolidating Statement of Operations

	Six-month period ended June 30, 2003
	US Unwired Inc. (Parent)	Unwired Telecom Corporation (Guarantor)	Louisiana Unwired LLC (Guarantor)	Total Guarantors	IWO Holdings, Inc. (Non- Guarantor)	Consolidating Entries	Consolidated
	(In thousands)
Revenues:
Subscriber	$—	$5,781	$125,001	$130,782	$62,743	$—	$193,525
Roaming	—	1,639	43,243	44,882	15,384	(285)	59,981
Merchandise sales	—	369	7,842	8,211	3,229	—	11,440
Other revenue	18,038	237	599	836	277	(17,847)	1,304

Total revenues	18,038	8,026	176,685	184,711	81,633	(18,132)	266,250
Expenses:
Cost of service	—	2,179	68,984	71,163	34,238	(470)	104,931
Merchandise cost of goods sold	—	612	12,964	13,576	4,875	—	18,451
General and administrative	18,038	1,236	46,648	47,884	24,734	(17,662)	72,994
Sales and marketing	—	1,655	29,179	30,834	15,117	—	45,951
Non-cash stock compensation	1,870	158	103	261	—	—	2,131
Depreciation and amortization	1,313	1,010	30,864	31,874	26,965	—	60,152
IWO asset abandonment charge	—	—	—	—	12,403	—	12,403

Total operating expense	21,221	6,850	188,742	195,592	118,332	(18,132)	317,013

Operating income (loss)	(3,183)	1,176	(12,057)	(10,881)	(36,699)	—	(50,763)
Other income (expense)
Interest income (expense), net	(20,677)	677	(4,068)	(3,391)	(17,871)	—	(41,939)
Gain on sale of assets	—	69	7	76	—	—	76

Total other income (expense)	(20,677)	746	(4,061)	(3,315)	(17,871)	—	(41,863)
Equity in income (losses) of unconsolidated subsidiaries	(70,408)	148	(54,570)	(54,422)	—	124,964	134

Net income (loss)	$(94,268)	$2,070	$(70,688)	$(68,618)	$(54,570)	$124,964	$(92,492)

Condensed Consolidating Statement of Operations

	Six-month period ended June 30, 2002
	US Unwired Inc. (Parent)	Unwired Telecom Corporation (Guarantor)	Louisiana Unwired LLC (Guarantor)	Total Guarantors	IWO Holdings, Inc. (Non- Guarantor)	Consolidating Entries	Consolidated
	(In thousands)
Revenues:
Subscriber	$—	$6,833	$110,408	$117,241	$28,427	$—	$145,668
Roaming	—	5,871	65,365	71,236	9,108	—	80,344
Merchandise sales	—	290	6,705	6,995	2,034	—	9,029
Other revenue	13,652	245	788	1,033	7	(13,251)	1,441

Total revenues	13,652	13,239	183,266	196,505	39,576	(13,251)	236,482
Operating expenses:
Cost of service	—	2,663	83,523	86,186	18,837	(187)	104,836
Merchandise cost of goods sold	—	756	14,843	15,599	2,708	—	18,307
General and administrative	13,652	1,930	49,582	51,512	11,966	(13,064)	64,066
Sales and marketing	—	2,025	39,262	41,287	8,638	—	49,925
Non-cash stock compensation	2,137	162	103	265	—	—	2,402
Depreciation and amortization	3,132	1,109	26,889	27,998	14,705	—	45,835

Total operating expense	18,921	8,645	214,202	222,847	56,854	(13,251)	285,371

Operating income (loss)	(5,269)	4,594	(30,936)	(26,342)	(17,278)	—	(48,889)
Other income (expense)
Interest (income) expense	(17,768)	312	(3,969)	(3,657)	(8,461)	—	(29,886)
Gain on sale of assets	—	—	3	3	—	—	3

Total other (income) expense	(17,768)	312	(3,966)	(3,654)	(8,461)	—	(29,883)
Equity in (income) losses of wholly-owned subsidiaries	(61,222)	308	(23,117)	(22,809)	—	84,696	665

Income (loss) before income tax benefit	(84,259)	5,214	(58,019)	(52,805)	(25,739)	84,696	(78,107)
Income tax benefit	—	—	—	—	2,622	(2,622)	—

Net income (loss)	$(84,259)	$5,214	$(58,019)	$(52,805)	$(23,117)	$82,074	$(78,107)

Condensed Consolidating Statement of Cash Flows

	Six-month period ended June 30, 2003
	US Unwired Inc. (Parent)	Unwired Telecom Corporation (Guarantor)	Louisiana Unwired LLC (Guarantor)	Total Guarantors	IWO Holdings, Inc. (Non- Guarantor)	Consolidating Entries	Consolidated
	(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(571)	$2,580	$33,908	$36,488	$(14,866)	$—	$21,051

Cash flows from investing activities:
Proceeds from restricted cash	—	—	—	—	10,871	—	10,871
Proceeds from the sale of assets	—	350	—	350	—	—	350
Investments in unconsolidated affiliates	—	250	—	250			250
Payments for the purchase of equipment	(128)	(47)	(8,268)	(8,315)	(9,762)	—	(18,205)
Disbursement of intercompany note	23,626	(5,433)	—	(5,433)	—	(18,193)	—

Net cash provided by (used in) investing activities	23,498	(4,880)	(8,268)	(13,148)	1,109	(18,193)	(6,734)

Cash flows from financing activities:
Principal payments of long-term debt	(2,220)	(29)	(51,420)	(51,449)	—	51,980	(1,689)
Proceeds from long-term debt	6,212	—	27,575	27,575	—	(33,787)	—

Net cash provided by (used in) financing activities	3,992	(29)	(23,845)	(23,874)	—	18,193	(1,689)

Net increase (decrease) in cash and cash equivalents	26,919	(2,329)	1,795	(534)	(13,757)	—	12,628

Cash and cash equivalents at beginning of period	23,025	2,605	1,347	3,952	35,008	—	61,985

Cash and cash equivalents at end of period	$49,944	$276	$3,142	$3,418	$21,251	$—	$74,613

Condensed Consolidating Statement of Cash Flows

	Six-month period ended June 30, 2002
	US Unwired Inc. (Parent)	Unwired Telecom Corporation (Guarantor)	Louisiana Unwired LLC (Guarantor)	Total Guarantors	IWO Holdings, Inc. (Non- Guarantor)	Consolidating Entries	Consolidated
	(In thousands)
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(1,575)	$9,512	$(11,265)	$(1,753)	$(15,772)	$2,564	$(16,536)

Cash flows from investing activities:
Payments for the purchase of equipment	(1,486)	(636)	(44,586)	(45,222)	(16,494)	—	(63,202)
Acquisition of business, net of cash acquired	(61,990)	—	970	970	2,109	(2,564)	(61,475)
Proceeds from maturities of investments	—	—	—	—	10,935	—	10,935
Proceeds from the sale of assets	—	—	10,016	10,016	—	—	10,016
Disbursement of intercompany note	(32,741)	(10,750)	—	(10,750)	—	43,491	—

Net cash (used in) provided by investing activities	(96,217)	(11,386)	(33,600)	(44,986)	(3,450)	40,927	(103,726)

Cash flows from financing activities:
Proceeds from long-term debt	50,750	—	56,000	56,000	20,000	(66,750)	60,000
Proceeds from stock options exercised	212	—	—	—	—	—	212
Proceeds from promissory notes	—	—	—	—	19	—	19
Principal payments of long-term debt	(107)	(27)	(23,468)	(23,495)	—	23,259	(343)
Debt issuance costs	(762)	—	—	—	—	—	(762)

Net cash provided by (used in) financing activities	50,093	(27)	32,532	32,505	20,019	(43,491)	59,126

Net decrease (increase) in cash and cash equivalents	(47,699)	(1,901)	(12,333)	(14,234)	797	—	(61,136)
Cash and cash equivalents at beginning of period	79,184	4,418	16,987	21,405	—	—	100,589

Cash and cash equivalents at end of period	$31,485	$2,517	$4,654	$7,171	$797	$—	$39,453

11.	Subsequent Events

The Company has been notified by the FDIC that it has been appointed as receiver for one of the participants in the US Unwired senior bank credit facility. The FDIC repudiated and disaffirmed its obligations with respect to the US Unwired senior bank credit facility, effectively eliminating $5.5 million of availability under the revolver.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

You should not rely too heavily on any forward-looking statement. We cannot assure you that our forward-looking statements will prove to be correct. We have no obligation to update or revise publicly any forward-looking statement based on new information, future events or otherwise. This discussion should be read in conjunction with our financial statements included in this report and with the Risk Factors included in this report under Item 5 Other Information, and with the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations that are included in the Form 10-K for US Unwired Inc. for the year ended December 31, 2002, filed on March 31, 2003 with the Securities and Exchange Commission (“SEC”) and with the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K for IWO Holdings, Inc. for the year ended December 31, 2002, filed on March 31, 2003 with the SEC.

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

Reliance on Sprint PCS Processing

We rely on Sprint PCS for much of our financial reporting information including: revenues; commissions paid to national retailers; fees paid for customer care and billing; roaming revenue and roaming expense on the Sprint PCS and Sprint PCS affiliate network; and, the maintenance of accounts receivable, including cash collections and the write off of customer balances that are not collectible and the accuracy of our accounts receivable balance. Based upon the timing of the information received from Sprint PCS, we make certain assumptions that the information is accurate and that it is consistent with historical trends. We also rely upon the evaluation of internal controls as performed by Sprint PCS’s external auditors that were performed in accordance with AICPA Statement on Auditing Standards (SAS) No. 70.

Bad Debt Expense

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of subscribers to make payments. If the financial conditions of our subscribers deteriorate, resulting in the subscribers’ inability to make payments, additional allowances will be required.

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

Overview

Through our subsidiaries, Louisiana Unwired LLC (“LA Unwired”) and IWO Holdings, Inc. (“IWO), we provide wireless personal communication services, commonly referred to as PCS in all or some portion of Louisiana, Texas, Florida, Arkansas, Mississippi, Georgia, Alabama, New York, New Hampshire, Vermont and portions of Massachusetts and Pennsylvania. We are a network partner of Sprint PCS, the personal communications services group of Sprint Corporation. Sprint PCS, directly and through affiliates like us, provides wireless services in more than 4,000 cities and communities across the country. We have the exclusive right to provide digital PCS services under the Sprint® and Sprint PCS® brand names in our service area which is among the largest in population and subscribers of all of the Sprint PCS network partners and is contiguous with Sprint PCS’s launched markets.

Liquidity and Capital Resources

US Unwired Inc. (“US Unwired”) has a senior bank credit facility and senior subordinated discount notes. IWO has a senior bank credit facility and senior notes. US Unwired and IWO entered into these prior to our acquisition of IWO on April 1, 2002. Under the terms of these debt instruments, funds available under the US Unwired debt can only be used by US Unwired, and funds available under the IWO debt can only be used by IWO. US Unwired is not obligated for the payment of IWO’s debt, and IWO is not obligated for the payment of US Unwired’s debt.

US Unwired Liquidity

As of June 30, 2003, US Unwired had $53.4 million in cash and cash equivalents; availability under the US Unwired senior bank credit facility of $70.4 million; and, indebtedness that consisted of $88.7 million related to the US Unwired senior bank credit facility, $336.7 million related to the US Unwired senior subordinated discount notes and $10.9 million in capital leases, promissory notes and vendor financing for a total of $436.3 million. See Note 6 in our Notes to Condensed Consolidated Financial Statements that is a part of this filing for commitments and contingencies that may affect US Unwired liquidity. US Unwired must comply with certain financial covenants of the US Unwired senior bank credit facility and the US Unwired senior subordinated discount notes, and as of June 30, 2003, was in compliance with these restrictive covenants.

On May 15, 2003, we announced an offer to exchange any and all of our existing $400 million US Unwired 13.375% senior subordinated discount notes for $187.50 in cash and $185.00 in face amount of new notes per $1,000 face amount of existing notes with a maximum amount of cash to be paid of $37.5 million. On

June 24, 2003, we announced that the offer had expired and none of the notes were exchanged. In conjunction with this offering, we incurred approximately $3.9 million in outside legal and other professional services and costs in the three months ended June 30, 2003. These costs are included in General & Administrative Expenses in our Condensed Consolidated Statements of Operations that is part of this filing.

We have updated the US Unwired business model to include our operating performance for the six months ended June 30, 2003 and the initiatives as discussed below. However, we cannot state with certainty that US Unwired will be in compliance with certain financial covenants at either September 30, 2003 or December 31, 2003. The Company continues to believe that US Unwired will have sufficient cash to fund its operations, debt service and capital requirements in 2003.

We are continuing our discussions with the US Unwired banking group to amend these financial covenants. However, there can be no assurance that we will be able to successfully negotiate these amendments on terms acceptable to us.

If we cannot comply with our existing financial covenants or are unable to amend these financial covenants, the banking group may elect to deny us access to the remaining available funds under the US Unwired senior bank credit facility. Under such circumstances, we believe that we will have sufficient cash to fund operations, debt service and capital requirements in 2003 without additional borrowing. The banking group may also elect to accelerate repayment of the US Unwired senior bank credit facility. Under such circumstances, this acceleration will serve to trigger a default in the US Unwired senior subordinated discount notes. Should this occur, both the holders of the US Unwired senior bank credit facility and US Unwired senior subordinated discount notes may demand immediate payment for all outstanding indebtedness, and we would be unable to pay the accelerated amounts.

Considering the uncertainty of meeting certain financial covenants at September 30, 2003 and December 31, 2003 and the actions that may result from such covenant violations and the operating losses incurred to date, there is substantial doubt about US Unwired’s ability to continue as a going concern.

IWO Liquidity

We have been unable to develop a business plan for IWO that provides sufficient cash to fund operations, debt service and capital requirements in 2003 and continue discussions with the advisors of the holders of the IWO senior bank credit regarding the restructuring of IWO.

As of June 30, 2003, IWO had $21.3 million in cash and cash equivalents and $30.3 million in restricted cash; and indebtedness that consisted of $213.2 million related to the IWO senior bank credit facility and $137.7 million related to the IWO senior notes for a total of $350.9 million. A portion of the original proceeds of the IWO senior notes offering was set aside as restricted cash to make the first six scheduled interest payments on the IWO senior notes through January 2004. Repayment of the IWO senior bank credit facility commences in March 2004.

On June 4, 2003, IWO failed to make a $3.2 million scheduled interest payment on the IWO $240 million senior bank credit facility. Additionally, IWO was not in compliance with its restrictive covenants under the IWO senior bank credit facility at June 30, 2003. As a result of the failure to make a scheduled interest payment and the covenant violations, IWO was in default of the IWO senior bank credit facility at June 30, 2003. The holders of the IWO senior bank credit facility have denied IWO access to the remaining $25.2 million of availability. We are in discussions with the IWO banking group to arrive at an acceptable restructuring to preserve IWO liquidity but it is probable that no plan will be forthcoming and that we will be forced to seek protection under bankruptcy for IWO.

As a result of liquidity challenges, IWO has made the decision to reduce capital expenditures for network expansion and abandon the construction of cell sites that do not provide a sufficient level of enhanced coverage. IWO recorded an asset abandonment charge of $12.4 million during the six-month period ended June 30, 2003 for the cell sites and the related property leases of these abandoned cell sites. Included in this asset abandonment charge are cell sites that IWO is required to construct to meet the build out requirements under the IWO Sprint management agreement. Failure to complete the build out of the IWO service area will place IWO in violation of the IWO Sprint management agreement. As a result, Sprint PCS could declare IWO in default and take action up to and including termination of the IWO Sprint management agreement. At June 30, 2003, IWO’s construction in progress included $8.8 million primarily related to cell sites that IWO plans to complete and management estimates that completion of these cell sites will require approximately $9.3 million in additional costs to complete construction and place these sites in operation. IWO anticipates that only a portion of these sites will be completed in 2003.

Due to restrictions in the US Unwired debt instruments, US Unwired cannot provide any capital or other financial support to IWO. Further, IWO creditors, IWO lenders and IWO note holders cannot place any liens or encumbrances on the assets of US Unwired. Should the holders of the IWO’s senior bank credit facility place IWO in default, US Unwired’s relationship with IWO may change and several alternatives exist ranging from working for the holders of the IWO senior bank credit facility and the holders of the IWO senior notes as a manager of the IWO territory, possibly subject o the approval by Sprint PCS, to no involvement with IWO at all.

Considering IWO’s default of the IWO senior bank credit facility and its liquidity as discussed above, there is substantial doubt about IWO’s ability to continue as a going concern.

Our Business Strategy

We have already identified and undertaken several initiatives designed to enable US Unwired to continue as a going concern and to preserve IWO liquidity.

•	We have reinstated a deposit requirement for higher credit risk subscribers and will request not to participate in any Sprint PCS programs where our analysis indicates adversely impacted levels of customer turnover or unsatisfactory economic returns.

•	We have restructured our sales employees’ programs to pay higher commissions on subscribers with better credit ratings.

•	We have revised our local agent commission structure. We no longer offer handset discounts to local agents and instead pay higher commissions for subscribers with good credit ratings. We have cancelled and continue to cancel agreements with local agents that continue to target higher risk subscribers or provide low economic value.

•	We have reintroduced our pre-pay program, which requires advance payment for minutes of use. We believe that this program offers higher credit risk subscribers a less stressful environment in which to subscribe to our service by providing an opportunity to better manage their expenditures for the service provided.

•	We now supplement Sprint PCS’s customer service function with certain members of our own staff who focus on subscriber retention.

•	We are continuing to limit capital expenditures to: (1) capacity and required technical upgrades of existing equipment, and (2) only adding additional cell site coverage in areas that the Company expects will produce positive cash returns as a result of either new subscriber growth or decreases in subscriber turnover.

•	We are continuing to identify and divest of certain non-core properties.

•	We have undertaken a corporate wide evaluation of expenses. This includes the consolidation of functions, divesting of unused and under utilized facilities, renegotiation of vendor contracts, extension of vendor payment terms and other cost cutting measures.

•	We have evaluated and continue to evaluate our markets and reduce sales staffing levels and closing retail outlets that do not meet minimum internal rates of returns.

•	We continue to work with Sprint PCS to improve the detail, timeliness and accuracy of information processed by Sprint PCS on our behalf.

While we believe that these initiatives have had and will continue to have a positive impact on operating results, we cannot state with certainty that these initiatives will result in our ability to sustain IWO’s operations to the end of 2003 or US Unwired’s operations until the end of 2004, given the information as discussed above regarding our indebtedness.

Cash Flows

Net cash provided by operating activities during the six-month period ended June 30, 2003 was $21.1 million. Net cash used in investing activities during the six-month period ended June 30, 2003 was $6.7 million and included $10.9 million in proceeds of restricted cash, $350,000 in proceeds from the sale of assets and $250,000 in distributions from unconsolidated affiliates offset by $18.2 million for capital expenditures. Cash used in financing activities during the six-month period ended June 30, 2003 was $1.7 million and represented principal repayment of long-term debt.

Three-Month Period Ended June 30, 2003 Compared to the Three-Month Period Ended June 30, 2002

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

	Three-month period ended
	June 30, 2003	June 30, 2002
Ending Subscribers	593,100	539,100

Gross additions	66,200	85,100

Net additions	8,900	19,600

Churn	3.0%	3.7%

Average revenue per subscriber before roaming	$54.49	$54.29

Cost per gross addition	$353	$385

Subscriber Additions

As of June 30, 2003, we provided personal communication services to 593,100 customers as compared to 539,100 customers at June 30, 2002, an increase of 54,000 subscribers. Our overall subscriber count increased by 8,900 subscribers in the three-month period ended June 30, 2003 as compared to a 19,600 increase during the three-month period ended June 30, 2002. We provided network coverage in an area comprising approximately 12.7 million residents out of approximately 17.6 million total residents or 72% of the people in our service area. The number of people in our service area does not represent the number of Sprint PCS subscribers that we expect to have in our service area.

We also provide cellular and paging services in parts of Louisiana through our wholly owned subsidiary, Unwired Telecom Corporation (“Unwired Telecom”). As of June 30, 2003, we had approximately 25,200 cellular and 6,700 paging subscribers as compared to 30,300 cellular and 10,800 paging subscribers at June 30, 2002. We expect our cellular and paging subscribers to continue to decline.

Subscriber and Roaming Revenue

Subscriber revenue consists primarily of a basic service plan (where the customer purchases a pre-allotted number of minutes for voice and/or data transmission); airtime (which consists of billings for minutes that either exceed or are not covered by the basic service plan); long distance; and charges associated with travel outside our service area.

Roaming revenue consists primarily of Sprint PCS travel revenue and foreign roaming revenue. Sprint PCS travel revenue is generated on a per minute basis when a Sprint PCS subscriber outside of our markets uses our service when traveling through our markets. Sprint PCS travel expense is generated on a per minute basis when our subscribers travel outside our market area and use the Sprint PCS network. Historically, our Sprint PCS travel revenue exceeds our Sprint PCS travel expense. Foreign roaming revenue is generated when a non-Sprint PCS customer uses our service when traveling through our markets.

Effective January 1, 2003, Sprint PCS reduced the reciprocal travel rate for Louisiana Unwired from $0.20 per minute in 2002 to $0.058 per minute in 2003 and for Texas Unwired and Georgia PCS Management Inc. (“Georgia PCS”), both subsidiaries of LA Unwired, and IWO from $0.10 per minute in 2002 to $0.058 per minute in 2003. For the three-month period ended June 30, 2003, the reduction in the travel rate has resulted in a $35.2 million decrease to our revenues, a $27.9 million decrease to our expenses and a reduction to our cash flow of $7.3 million.

Average Revenue per User

Average revenue per user (“ARPU”) is the average monthly service revenue per user (subscriber) and is calculated by dividing total subscriber revenue for the period by the average number of subscribers during the period. ARPU not including roaming was $54.49 for the three-month period ended June 30, 2003 and was comparable to $54.29 for the three-month period ended June 30, 2002.

Churn

Churn is the monthly rate of customer turnover expressed as a percentage of our overall average customers for the reporting period. Customer turnover includes both customers that elected voluntarily to not continue using our service and customers that were involuntarily terminated from using our service because of non-payment. Churn is calculated by dividing the sum of (i) the number of customers that discontinue service; (ii) less those customers discontinuing their service within 30 days of their original activation date; and, (iii) adding back those customers that reactivate their service, by our overall average customers for the reporting period. Churn was 3.0% for the three-month period ended June 30, 2003 as compared to 3.7% for the three-month period ended June 30, 2002. The decrease was due to a continuing improvement in the credit quality of our subscriber base.

Cost per Gross Addition

Cost per gross addition (“CPGA”) summarizes the average cost to acquire all customers during the reporting period. CPGA is computed by adding selling and marketing expenses, cost of equipment and activation costs and reducing the amount by the revenue from handset and accessory sales. The net amount is divided by the number of total new subscribers added for the period. CPGA was $353 for the three-month period ended June 30, 2003 as compared to $385 for the three-month period ended June 30, 2002. The decrease in CPGA was primarily due to decreases in advertising expense, local agent commissions and handset subsidies.

Revenues

	Three-month period ended June 30,
	2003	2002
	(In thousands)
Subscriber revenues	$99,252	$89,553
Roaming revenues	32,490	49,601
Merchandise sales	5,070	4,742
Other revenues	691	516

Total revenues	$137,503	$144,412

Subscriber revenues

Total subscriber revenues were $99.3 million for the three-month period ended June 30, 2003 as compared to $89.6 million for the three-month period ended June 30, 2002, representing an increase of $9.7 million and was primarily the result of an increase in subscribers as discussed in Subscriber Additions above.

Roaming revenues

Roaming revenues were $32.5 million for the three-month period ended June 30, 2003 as compared to $49.6 million for the three-month period ended June 30, 2002, representing a decrease of $17.1 million and was primarily the result of an increase of $18.1 million related to a higher volume of PCS subscribers traveling though our service area offset by a decrease of $35.2 million related to our decrease in the reciprocal roaming rate as discussed in Subscriber and Roaming Revenue above. We provided service in 68 PCS markets at June 30, 2003 and June 30, 2002. We continue to add cell sites in locations that we believe will enhance service and increase roaming revenue.

Merchandise sales

Merchandise sales were $5.1 million for the three-month period ended June 30, 2003 as compared to $4.7 million for the three-month period ended June 30, 2002, representing an increase of $.4 million and relates to initiatives discussed in Liquidity above. The cost of handsets typically exceeds the amount received from our subscribers because we subsidize the price of handsets to remain competitive in the marketplace.

Operating Expenses

	Three-month period ended June 30,
	2003	2002
	(In thousands)
Cost of service	$53,085	$64,861
Merchandise cost of sales	8,961	10,317
General & administrative	37,717	38,097
Sales & marketing	20,405	28,381
Non-cash stock compensation	1,064	1,236
Depreciation & amortization	29,991	31,650

Total operating expenses	$151,223	$174,542

Cost of service

Cost of service was $53.1 million for the three-month period ended June 30, 2003 as compared to $64.9 million for the three-month period ended June 30, 2002, representing a decrease of $11.8 million, that was primarily related to an $11.5 million decrease in roaming expense. The overall decrease in roaming expense consisted of an increase of $17.6 million related to a higher volume of our subscribers traveling though other Sprint PCS offset by a decrease of $27.9 million related to our decrease in the roaming revenue rate as discussed in Subscriber and Roaming Revenue above and a decrease of $1.2 million related to our subscribers using non-Sprint PCS service area and Sprint PCS affiliate service areas.

Merchandise cost of sales

Merchandise cost of sales was $9.0 million for the three-month period ended June 30, 2003 as compared to $10.3 million for the three-month period ended June 30, 2002, representing a decrease of $1.3 million and primarily related to a decrease in gross subscriber additions as discussed above. The cost of handsets typically exceeds the amount received from our subscribers because we subsidize the price of handsets to remain competitive in the marketplace.

General and administrative expenses

General and administrative expenses were $37.7 million for the three-month period ended June 30, 2003 as compared to $38.1 million for the three-month period ended June 30, 2002, representing a decrease of $.4 million that was primarily related to increases for a one-time charge of $3.9 million in professional fees related to an unsuccessful debt exchange offer as discussed above and $1.1 million related to IWO restructuring expenses offset by a $4.2 million decrease in bad debt expense and collection fees, a $1.0 million decrease in wages, taxes and benefits and a $.2 million decrease in travel related expenses.

Sales and marketing expenses

Sales and marketing expenses were $20.4 million for the three-month period ended June 30, 2003 as compared to $28.4 million for the three-month period ended June 30, 2002, representing a decrease of $8.0 million that primarily related to decreases in advertising of $3.8 million, agent commissions of $1.0 million and handset subsidies of $3.0 million. We have revised our local agent commission structure and no longer offer handset discounts to our local agents but instead pay higher commissions for subscribers with good credit ratings.

Non-cash stock compensation

Non-cash compensation was $1.1 million for the three-month period ended June 30, 2003 as compared to $1.2 million for the three-month period ended June 30, 2002, representing a decrease of $0.1 million. The non-cash stock compensation consists of compensation expense related to the granting of certain stock options for the Company’s stock in July 1999 and January 2000 with exercise prices less than the market value of the Company’s stock at the date of the grant and the impact of the stock options granted in connection with the IWO acquisition. The non-cash stock compensation expense is generally being amortized over a four-year period representing the vesting periods of the options.

Depreciation and amortization expense

Depreciation and amortization expense was $30.0 million for the three-month period ended June 30, 2003 as compared to $31.7 million for the three-month period ended June 30, 2002, representing a decrease of $1.7 million that consisted of a $2.4 million increase in depreciation expense offset by a reduction of $4.1 million in amortization expense. Property and equipment increased to $673.2 million at June 30, 2003 from $625.2 million at June 30, 2002, and intangible assets decreased to $117.1 million at June 30, 2003 from $312.3 million at June 30, 2002 as a result of a $188.3 million impairment charge recorded in the fourth quarter of 2002.

Other Income/(Expense)

	Three-month period ended June 30,
	2003	2002
	( In thousands)
Interest expense	$(21,649)	$(20,845)
Interest income	400	1,066
Gain on sale of assets	(5)	3

Total other expense	$(21,254)	$(19,776)

Interest expense was $21.6 million for the three-month period ended June 30, 2003 as compared to $20.8 million for the three-month period ended June 30, 2002, representing an increase of $.8 million. The increase in interest expense resulted from the increase in outstanding debt. Our outstanding debt, including current maturities, was $787.2 million at June 30, 2003 as compared to $723.8 million at June 30, 2002.

Interest income was $.4 million for the three-month period ended June 30, 2003 as compared to $1.1 million for the three-month period ended June 30, 2002, representing a decrease of $.7 million. The decrease was primarily due less cash and cash equivalents available for investment.

Six-Month Period Ended June 30, 2003 Compared to the Six-Month Period Ended June 30, 2002

On March 8, 2002, we acquired Georgia PCS Management, Inc. (“Georgia PCS”), and on April 1, 2002, we acquired IWO. Our operating results for the six-month period ended June 30, 2002 only includes the operating results of Georgia PCS and IWO from the date of the acquisitions.

	Six-month period ended
	June 30, 2003	June 30, 2002
Ending Subscribers	593,100	539,100	(1)

Gross additions	159,400	156,500

Net additions	34,500	262,000	(1)

(1)	includes 210,300 subscribers added as a result of acquisitions

As previously discussed, as of June 30, 2003, we provided personal communication services to 593,100 customers as compared to 539,100 customers at June 30, 2002, an increase of 54,000 subscribers. During the six-month period ended June 30, 2003, our overall subscriber count increased by 34,500 subscribers in all markets as compared to an increase of 262,000 subscribers during the six-month period ended June 30, 2002.

Revenues

	Six-month period ended June 30,
	2003	2002
	(In thousands)
Subscriber revenues	$193,525	$145,668
Roaming revenues	59,981	80,344
Merchandise sales	11,440	9,029
Other revenues	1,304	1,441

Total revenues	$266,250	$236,482

Subscriber revenues

Total subscriber revenues were $193.5 million for the six-month period ended June 30, 2003 as compared to $145.7 million for the six-month period ended June 30, 2002, representing an increase of $47.8 million and was primarily the result of an increase in subscribers as discussed above.

Roaming revenues

Roaming revenues were $60.0 million for the six-month period ended June 30, 2003 as compared to $80.3 million for the six-month period ended June 30, 2002, representing a decrease of $20.3 million and was primarily the result of our April 1, 2002 acquisition of IWO that added $7.1 million in roaming revenue, an increase of $30.5 million related to a higher volume of PCS subscribers traveling though our service area and an increase of $2.6 million related to non-Sprint PCS subscribers traveling through our service area offset by a decrease of $60.5 million related to our decrease in the reciprocal roaming rate as discussed in Subscriber and Roaming Revenue above. We provided service in 68 PCS markets at June 30, 2003 and June 30, 2002. We continue to add cell sites in locations that we believe will enhance service and increase roaming revenue.

Merchandise sales

Merchandise sales were $11.4 million for the six-month period ended June 30, 2003 as compared to $9.0 million for the six-month period ended June 30, 2002, representing an increase of $2.4 million of which $2.0 million related to our IWO acquisition and $.4 million relates to initiatives as discussed in Liquidity above. The cost of handsets typically exceeds the amount received from our subscribers because we subsidize the price of handsets to remain competitive in the marketplace.

Other revenues

Other revenues were $1.3 million for the six-month period ended June 30, 2003 as compared to $1.4 million for the six-month period ended June 30, 2002, representing a decrease of $.1 million and was primarily attributable to a decrease in management services provided to related companies and a decrease in interconnect revenues.

Operating Expenses

	Six-month period ended June 30,
	2003	2002
	(In thousands)
Cost of service	$104,931	$104,836
Merchandise cost of sales	18,451	18,307
General & administrative	72,994	64,066
Sales & marketing	45,951	49,925
Non-cash stock compensation	2,131	2,402
Depreciation & amortization	60,152	45,835
IWO asset abandonment charge	12,403	—

Total operating expenses	$317,013	$285,371

Cost of service

Cost of service was $104.9 million for the six-month period ended June 30, 2003 as compared to $104.8 million for the six-month period ended June 30, 2002, representing an increase of $.1 million, that was primarily related to our April 1, 2002 acquisition of IWO that added $17.5 million in cost of service and a $2.0 million increase in new cell site lease expenses and escalators of existing leases, offset by a $19.4 million decrease in roaming expense. The overall decrease in roaming expense consisted of an increase of $27.1 million related to a higher volume of our subscribers traveling though other Sprint PCS and Sprint PCS affiliate service areas and an increase of $1.0 million related to our subscribers using non-Sprint PCS service area offset by a decrease of $47.5 million related to our decrease in the roaming revenue rate as discussed in Subscriber and Roaming Revenue above.

Merchandise cost of sales

Merchandise cost of sales was $18.5 million for the six-month period ended June 30, 2003 as compared to $18.3 million for the six-month period ended June 30, 2002, representing an increase of $.2 million and primarily related to our April 1, 2002 acquisition of IWO that added $1.8 million of merchandise cost of sales that was offset by a decrease in sales to new subscribers. The cost of handsets typically exceeds the amount received from our subscribers because we subsidize the price of handsets to remain competitive in the marketplace.

General and administrative expenses

General and administrative expenses were $73.0 million for the six-month period ended June 30, 2003 as compared to $64.1 million for the six-month period ended June 30, 2002, representing an increase of $8.9 million that was primarily related to our April 1, 2002 acquisition of IWO that added $11.0 million of general and administrative expense, a one-time charge of $3.9 million in professional fees related to an unsuccessful debt exchange offer as discussed above, $1.1 million related to IWO restructuring expenses and $1.7 million in handset upgrades offset by a $7.8 million decrease in bad debt expense and collection fees and a $1.2 million decrease in wages, taxes and benefits.

Sales and marketing expenses

Sales and marketing expenses were $46.0 million for the six-month period ended June 30, 2003 as compared to $49.9 million for the six-month period ended June 30, 2002, representing a decrease of $3.9 million that primarily related to our April 1, 2002 acquisition of IWO that added $8.5 million of selling and marketing expense in the six-month period ended June 30, 2003 offset by decreases in advertising of $5.2 million, agent commissions of $2.7 million and handset subsidies of $4.6 million. We have revised our local agent commission structure and no longer offer handset discounts to our local agents but instead pay higher commissions for subscribers with good credit ratings.

Non-cash stock compensation

Non-cash compensation was $2.1 million for the six-month period ended June 30, 2003 as compared to $2.4 million for the six-month period ended June 30, 2002, representing a decrease of $0.3 million. The non-cash stock compensation consists of compensation expense related to the granting of certain stock options for the Company’s stock in July 1999 and January 2000 with exercise prices less than the market value of the Company’s stock at the date of the grant and the impact of the stock options granted in connection with the IWO acquisition. The non-cash stock compensation expense is generally being amortized over a four-year period representing the vesting periods of the options.

Depreciation and amortization expense

Depreciation and amortization expense was $60.2 million for the six-month period ended June 30, 2003 as compared to $45.8 million for the six-month period ended June 30, 2002, representing an increase of $14.4 million. Property and equipment increased to $673.2 million at June 30, 2003 from $625.2 million at June 30, 2002, and intangibles assets decreased to $117.1 million at June 30, 2003 from $312.3 million at June 30, 2002 as a result of a $188.3 million impairment charge recorded in the fourth quarter of 2002. Our April 1, 2002 acquisition of IWO added $5.9 million of depreciation and $7.5 million of amortization expense related to the Sprint management agreement and subscriber base in the six-month period ended June 30, 2003. The remaining $.9 million increase consisted of a $4.5 million increase in depreciation expense offset by a reduction of $3.6 million in amortization expense.

IWO asset abandonment charge

As discussed in Liquidity above, we recorded a $12.4 million write off of construction in progress and related lease expense due to abandoned cell site construction at IWO in the six-month period ended June 30, 2003.

Other Income/(Expense)

	Six-month period ended June 30,
	2003	2002
	( In thousands)
Interest expense	$(42,961)	$(31,357)
Interest income	1,022	1,471
Gain on sale of assets	76	3

Total other expense	$(41,863)	$(29,883)

Interest expense was $43.0 million for the six-month period ended June 30, 2003 as compared to $31.4 million for the six-month period ended June 30, 2002, representing an increase of $11.6 million. The increase in interest expense resulted from the increase in outstanding debt. Our outstanding debt, including current maturities, was $787.2 million at June 30, 2003 as compared to $723.8 million at June 30, 2002.

Interest income was $1.0 million for the six-month period ended June 30, 2003 as compared to $1.5 million for the six-month period ended June 30, 2002, representing a decrease of $.5 million. The decrease was primarily due less cash and cash equivalents available for investment.

Gain on sale of assets was $76,000 for the six-month period ended June 30, 2003 as compared to $3,000 for the six-month period ended June 30, 2002. The six-month period ended June 30, 2003 gain relates to a real estate sale.

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

Item 4. Controls and Procedures

As of June 30, 2003, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2003. There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II

Item 5. Other Information

OUR SECURITY HOLDERS AND PERSONS WHO ARE CONSIDERING AN INVESTMENT IN OUR SECURITIES SHOULD CAREFULLY CONSIDER THESE RISK FACTORS, IN ADDITION TO THE FACTORS DESCRIBED ELSEWHERE.

The risk factors described below are qualified and supplemented in their entirety by the discussions in Note 3 to the condensed consolidated financial statements included herein and in Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) under the captions “Overview” and “Liquidity.” These items contain important disclosures related to our and IWO Holdings, Inc.’s current liquidity, debt, relationship with Sprint PCS and constraints on our business in the current environment. An adequate understanding of near term risks facing us requires consideration of the referenced discussions.

Introduction

In this section, “we” and “our” and the noun “combined company” refer collectively to US Unwired and all of its subsidiaries. We use “US Unwired” to refer just to our parent company without reference to its subsidiaries. “LA Unwired” refers collectively to our subsidiaries Louisiana Unwired, LLC, Texas Unwired general partnership, and Georgia PCS Management, L.L.C., unless the context of the reference indicates otherwise.

An extremely brief overview introduces each of the subsections below. We think the overview captures the gist of the subsection, but it is not a substitute for reading the entire subsection.

Risks Related to Our Stock Price

Overview of this subsection:

Our stock price has not been stable. Many additional shares have become freely tradeable in the public market. This may have caused our stock price to fluctuate greatly. Our common stock was delisted from the Nasdaq National Market effective May 8, 2003 and since then it has been traded on the Nasdaq Over the Counter (“OTC”) Bulletin Board.

The stock price of US Unwired may continue to be volatile.

The market price of our common stock could be subject to wide fluctuations in response to factors such as the following, some of which are beyond our control:

•	quarterly variations in our operating results;

•	operating results that vary from the expectations of securities analysts and investors;

•	changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;

•	changes in our relationship and that of other Sprint PCS affiliates with Sprint PCS;

•	announcements by Sprint PCS or Sprint PCS affiliates concerning developments or changes in its business, financial condition or results of operations, or in its expectations as to future financial performance;

•	actual or potential defaults in bank covenants by Sprint PCS or Sprint PCS affiliates, which may result in a perception that we are unable to comply with our bank covenants;

•	announcements of technological innovations or new products and services by Sprint PCS or our competitors;

•	changes in results of operations, market valuations and investor perceptions of Sprint PCS, Sprint PCS affiliates or of other companies in the telecommunications industry in general and the wireless industry in particular, including our competitors;

•	departures of key personnel;

•	changes in laws and regulations;

•	significant claims or lawsuits;

•	the large number of US Unwired shares that can freely be sold in the public market, as described under the following italicized heading;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments; and

•	general economic and competitive conditions.

The number of shares of our common stock that is freely tradeable in the public market increased substantially after November 22, 2002. Sales of unusually large numbers of shares of our common stock in the public market, or the perception that such sales could occur, could further depress our stock price.

We issued approximately 44,400,000 additional shares of our common stock when we acquired Georgia PCS and IWO in March and April 2002 through two mergers, and we agreed to issue about another 6,900,000 shares upon the exercise of warrants and options that we assumed from IWO. Before November 22, 2002, most of these shares were not freely tradeable in the public market because of the combined effect of restrictions under federal securities laws and of agreements, called lock up agreements that we obtained from the holders not to sell shares before specified dates. The restrictions imposed by federal securities laws on sales of these shares terminated on November 22, 2002, which was the effective date of the registration statement that we were required to file to register certain of those shares for resale. On

March 28, 2003, all remaining shares that were then still subject to the lock up agreements, equal to about 1,080,000, shares became freely tradeable.

The market price of our common stock could be depressed if the holders of shares that have become freely tradeable sell them or if the market perceives that they intend to sell them. We cannot predict whether future sales of our common stock or the availability of our common stock for sale will adversely affect the market price for our common stock.

We rely on Sprint PCS for a substantial amount of our financial information. If that information is not accurate, the investment community could lose confidence in us.

Under our agreements with Sprint PCS, it performs our billing, manages our accounts receivable and provides a substantial amount of financial data about our accounts. We use that information to calculate our financial results and to prepare our financial statements. If we later find errors in that information, we may be required to restate our financial statements. If that occurs with respect to us or any other Sprint PCS affiliate, investors and securities analysts may lose confidence in us. In fact, we and Sprint PCS have discovered billing and other errors or inaccuracies that could be material to us. If we are required to make adjustments to our financial statements as a result of these inaccuracies that could negatively affect the investment community’s perception of us. For more information about these inaccuracies, please see the section of these Risk Factors entitled “Risks Particular to the Our Relationship with Sprint PCS.”

We have received notice from Nasdaq that our common stock was delisted from the Nasdaq National Market effective with the open of business on May 8, 2003 and is now quoted on the Over the Counter (“OTC”) Bulletin Board with the open of business on May 8, 2003.

Our common stock was delisted from the Nasdaq National Market effective May 8, 2003 and is now quoted on the Nasdaq OTC Bulletin Board. The stock was delisted because we currently do not meet Nasdaq’s requirements for continued listing related to our stock price and stockholders’ equity. We expect that it will become more difficult to buy and sell our shares and that securities analysts and news media will lose much of their interest in us. Additionally, we may become subject to SEC rules that affect “penny stocks,” which are stocks priced below $5.00 per share that are not quoted on a Nasdaq market. These rules would make it more difficult for brokers to find buyers for our shares and could lower the net sales prices that our stockholders are able to obtain.

If our common stock price remains low, we may not be willing or able to raise equity capital.

Our business is capital intensive, and we may contemplate raising equity capital in the future. A low stock price may frustrate our doing so, for two reasons:

•	We may be unwilling to sell our shares at such prices.

•	Investors may not be interested in a company whose shares are priced so low.

Risks Related to the Our Business, Strategy and Operations

Overview of this subsection:

None of our PCS operating subsidiaries has ever operated profitably or achieved consistent positive cash flow. If that doesn’t change, we will not have enough cash to run our business, as more fully discussed in the Management’s Discussion section of this report. Timely expansion or completion of the PCS networks of our operating subsidiaries is a key to our success, but we face numerous challenges in doing that. Revenues we receive from travelers in our territories will likely not meet our expectations.

Our PCS operating subsidiaries have not yet operated their PCS businesses profitably or achieved consistent positive cash flow.

We expect to continue to incur significant operating losses and to continue to generate negative cash flow while we complete and/or expand our PCS networks and build our customer base. Our ultimate profitability will depend upon many factors, including our ability to market our services successfully and operate our networks efficiently, in addition to numerous other factors that are described in this “Risk Factors” section. If we fail to achieve at least positive cash flow within a reasonable period of time, we may not be able to service our debt and an investment in our securities may not have much value.

If our business strategies are not implemented or are unsuccessful, our business could be adversely affected.

Our strategies seek to (1) limit capital expenditures to required technical upgrades and only adding cell site coverage in areas that are expected to produce positive cash returns, (2) sell certain assets that are not part of our core PCS business, (3) reduce the number of our employees and our corporate overhead, (4) evaluate, and in certain cases renegotiate, certain expenses, (5) reduce customer turnover or churn rate and improve customer credit quality, (6) improve US Unwired’s relationship with Sprint PCS and (7) increase our market share among higher credit quality customers. We may not be successful in implementing some or all of these strategies or may be harmed by their implementation. In particular:

•	Because technology in our business continually evolves, we may be required to spend significant amounts of money on capital expenditures or risk obsolescence.

•	We may lose customers if they are not satisfied with our coverage.

•	Although we have had discussions concerning divestitures of certain non-core assets, we cannot assure you as to if or when we will be able to realize proceeds from such divestitures, or that the amounts realized will be significant.

•	Our reduced workforce may not be sufficient and our service may suffer because of it.

•	We may not be able to improve our cost structure because we cannot control the outcome of negotiations with counter parties, including Sprint PCS.

•	Our relationship with Sprint PCS could deteriorate if either of us escalates the disputes we have with each other or as a result of the lawsuit we have filed against Sprint and Sprint PCS that is referred to in Note 6 to the financial statements included in this report and is further described below.

•	We may not be able to reduce customer churn, and future developments such as wireless number portability may cause it to increase.

•	We may not be able to improve customer quality without restricting overall subscriber growth.

Potential loss of management fees from IWO would result in material loss of revenue and income and have a material adverse effect on our liquidity and financial condition.

US Unwired currently receives management fees from IWO in an estimated amount of $10 million per year. There is a risk that this arrangement could be terminated due to the uncertainties surrounding IWO. This result could occur if IWO were to file for bankruptcy, which may be imminent. US Unwired’s senior secured credit facility currently prohibits us from acting in the capacity of manager of any affiliate, including IWO, unless such affiliate is our subsidiary. If a bankruptcy of IWO were to occur, it is highly likely that IWO would not remain a subsidiary of ours. Even if our credit facility were amended, there is a significant risk that IWO may elect to terminate this arrangement. Moreover, IWO’s lenders are entitled to designate a manager for the IWO business and may not choose us. If the management arrangement with IWO is terminated for any reason, we would lose an estimated $10 million of revenue annually. In addition, we believe our equity position in IWO currently has negligible value.

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

Under our agreements with Sprint PCS, we believe that Sprint PCS can change the fee, called a travel rate, within certain limitations, that we receive and pay for each Sprint PCS travel minute. Sprint PCS has changed the reciprocal travel rate for Louisiana Unwired from $0.20 per minute in 2002 to $0.058 per minute in 2003 and for IWO, Georgia PCS and Texas Unwired from $0.10 per minute in 2002 to $0.058 per minute in 2003. While we believe this particular reduction is not in accordance with our agreements with Sprint PCS, we are reviewing our options, but our recourse against Sprint PCS for this reduction may be limited. Currently the revenues we receive for subscribers of Sprint PCS and its other network partners using our networks exceed the expenses that we pay for our subscribers using their networks. The change in the travel rate will materially decrease our revenues, expenses and our net travel position, which is the difference between travel revenue and travel expense, and will materially decrease our cash flow from operations.

If we do not successfully manage our operations and expected growth, our operating performance may be adversely impacted.

Our PCS operating subsidiaries have limited operating histories as Sprint PCS affiliates. Louisiana Unwired began operations as a Sprint PCS affiliate on June 8, 1998, IWO on January 5, 2000, Texas Unwired on January 7, 2000 and Georgia PCS on June 8, 1998. The combined company’s ability to achieve and sustain operating profitability will depend upon many factors, including our PCS operating subsidiaries’ abilities to effectively market Sprint PCS services and manage customer turnover rates in their respective markets. In addition, a key factor the combined company’s operational performance will depend upon is our ability to manage growth of the combined company through the expansion or completion of IWO’s network build-out, which appears unlikely at present, and through implementing the combined company’s best practices to increase market penetration in our current and future markets. Market penetration means the number of people in our PCS operating subsidiaries’ markets who use our Sprint PCS services. To be successful, our PCS operating subsidiaries will require continued development, construction, testing, deployment and operation of their respective networks. These activities are expected to place demands on our managerial, operational and financial resources.

The failure of any of our PCS operating subsidiaries to timely expand or complete the build-out of its network, or to obtain the equipment needed for completion on a timely basis, may result in a decrease in the number of expected new PCS subscribers and adversely affect its and the combined company’s results of operations or, in the case of IWO, result in a breach of its agreements with Sprint PCS or, in the case of LA Unwired, result in the loss of the FCC licenses that it owns.

LA Unwired has completed the network build-out that is required by its agreements with Sprint PCS. Nevertheless, we may decide from time to time to build out additional portions of its markets to increase the population that is covered by its Sprint PCS service or we may acquire additional territory to be built out by acquiring additional markets from Sprint PCS or by acquiring other Sprint PCS network partners that have not completed their build-out requirements. Due to liquidity issues as described in Note 3 above, IWO has not yet completed its required build-out and has determined to abandon the construction of cell sites that do not provide a sufficient level of enhanced coverage. In the six-month period ended June 30, 2003, IWO recorded an asset abandonment charge of $12.4 million for the cell sites and related property leases of these abandoned cell sites. Included in this asset abandonment are cell sites that IWO is required to construct to meet the build out requirements under the IWO Sprint Management Agreement. Failure to complete the build-out of the IWO service area may place IWO in default of its Sprint PCS Management

Agreement, and Sprint PCS may take actions up to and including termination of the Management Agreement. In addition, IWO anticipates that only a portion of the sites it plans to complete will be finished in 2003.

In order to expand or complete network build-outs, our PCS operating subsidiaries must successfully lease or otherwise retain rights to a sufficient number of radio communications and network control sites, complete the purchase and installation of equipment, build-out the physical infrastructure and test the network. The applicable company must also meet all requirements of its agreements with Sprint PCS and all FCC requirements. One of these FCC requirements is that our networks not interfere with microwave radio systems. Compliance with that requirement could delay or impede expansion or build-out of our networks. Regulatory changes, engineering design changes and required technological upgrades could affect the number and location of our PCS operating subsidiaries’ towers as well as their ability to obtain sufficient rights to meet their network build-out expansion goals or requirements. Some of the radio communications and network control sites required for IWO to complete its required build-out are likely to require zoning variances or other local governmental or third party approvals. The local governmental authorities in various locations in IWO’s markets have, at times, placed moratoriums on the construction of additional cell sites. Any failure by IWO to complete its network build-out on a timely basis may limit its network capacity and/or reduce the number of its expected new PCS subscribers, either of which could adversely affect our or IWO’s results of operations and financial condition or result in IWO’s breach of its agreements with Sprint PCS. Any failure by LA Unwired to expand its network on a timely basis may limit its network capacity and/or reduce the number of its expected new PCS subscribers, either of which could adversely affect our results of operations and financial condition or result in a loss of LA Unwired’s licenses.

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

Because our cash flow from operations may, and in the case of IWO will, be insufficient to fund our capital requirements and our access to capital markets may be limited, we may be forced to sell certain assets that we consider non-core to our business. The timing of and the net cash proceeds realized from such sales are dependent on locating and successfully negotiating sales with prospective buyers, regulatory approvals, industry conditions, and lender consents. Our liquidity constraints may reduce our negotiating leverage with prospective buyers, and thus impede our ability to realize the best value for these assets. Moreover, while we currently consider these assets non-core, they may be important to our future operations.

Our ability to sell assets is also subject to several restrictions under the Sprint PCS agreement. Our operating PCS subsidiaries are subject to a prohibition on the sale of certain of its assets to competitors of Sprint or Sprint PCS. Also, Sprint PCS has the right of first refusal on certain sales of our PCS operating subsidiaries’ operating assets to a third party, and under certain circumstances Sprint PCS could purchase our PCS operating subsidiaries’ operating assets at a discount. See “Risks Particular to the Combined Company’s Relationship with Sprint PCS.” These and other restrictions may limit our ability to sell assets and may also reduce the value a buyer would be willing to pay for such assets. Also, we cannot assure you that our assets will be sold quickly enough or for sufficient amounts to enable us to meet our obligations.

Sales of assets may lead to loss of revenues generated by these assets and/or an increase in operating expenses and may materially reduce our capacity to generate cash flows. This, in turn, may adversely impact our ability to satisfy financial covenants and to service our outstanding obligations as they become due. If we fail to satisfy our financial covenants under our senior secured credit facility, our lenders would be permitted to declare a default and accelerate payments due under the loan which would in turn give rise to an event of default under our senior notes.

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

LA Unwired and Sprint PCS have 13 licenses for 10 MHz of spectrum covering a population of 3.3 million in LA Unwired’s territory. Sprint PCS has licenses for 10 to 30 MHz of spectrum in all of our territories, which we have an agreement to use. In the future, as the number of subscribers in our territories increases, this limited amount of licensed spectrum may not be able to accommodate increases in call volume, may lead to increased dropped or blocked calls and may limit our ability to offer enhanced services, all of which could result in increased customer turnover and adversely affect the combined company’s results of operations and financial condition.

If any of our PCS operating subsidiaries loses the right to install its equipment on wireless towers or is unable to renew expiring leases for wireless towers on favorable terms or at all, our business and results of operations could be adversely impacted and we may not comply with our agreements with Sprint PCS.

Substantially all of the cell sites of our PCS operating subsidiaries are installed on leased tower facilities that are shared with one or more other wireless service providers. In addition, a large portion of these leased tower sites are owned by a few tower companies. If a master agreement with one of these tower companies were to terminate, or if one of these tower companies were unable to support use of its tower sites by any of our PCS operating subsidiaries, the affected subsidiaries would have to find new sites or may be required to rebuild the affected portion of their networks. In addition, the concentration of our PCS operating subsidiaries’ cell sites with a few tower companies could adversely affect our results of operations and financial condition if any of our PCS operating subsidiaries is unable to renew its expiring leases with these tower companies on favorable terms or at all. If any of the tower leasing companies that we do business with should experience severe financial difficulties, or file for bankruptcy protection, our ability to use our towers could be adversely affected. That, in turn, would aversely affect our revenues and financial condition if a material number of towers were involved and may result in non-compliance with our Sprint PCS management agreements.

The loss of the officers and skilled employees upon whom we depend to operate our business or the inability to attract additional personnel for the combined company’s growth could adversely affect the combined company’s results of operations.

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

Expanding LA Unwired’s or IWO’s territory may have a material adverse effect on its business and reduce the market value of our securities.

As part of LA Unwired’s and IWO’s continuing operating strategy, it may expand its territory through the grant of additional markets from Sprint PCS or through acquisitions of other Sprint PCS network partners. These transactions may require the approval of Sprint PCS and commonly involve a number of risks, including the:

•	difficulty of integrating acquired operations and personnel;

•	diversion of management’s attention;

•	disruption of ongoing business;

•	impact on our cash and available credit lines for use in financing future growth and working capital needs;

•	inability to retain key personnel;

•	inability to successfully incorporate acquired assets and rights into our service offerings;

•	inability to maintain uniform standards, controls, procedures and policies; and

•	impairment of relationships with employees, subscribers or vendors.

Failure to overcome these risks or any other problems encountered in these transactions could have a material adverse effect on the combined company’s business. In connection with these transactions, we may issue additional equity securities, and we may incur additional debt or incur significant amortization expenses related to certain intangible assets connected with a newly acquired Sprint PCS management agreement or a newly acquired subscriber base.

Our service area will be threatened by bad weather, including hurricanes and severe winter weather, which could cause interruptions in service resulting in increased expenses and reduced operating results.

Much of LA Unwired’s service area is on or near the Gulf of Mexico or the Atlantic Ocean and could be damaged by bad weather like hurricanes and excessive rain. In addition, the IWO service area could be adversely affected by severe winter storms. We may face service interruptions for indefinite periods if a major hurricane or winter storm strikes one or more of our service areas, resulting in increased expenses and reduced operating results.

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

IWO’s projected build-out plan and LA Unwired’s completed build-out do not cover all of their territories, which could make it difficult to maintain profitable customer bases.

As of June 30, 2003, LA Unwired covered approximately 71% of the resident population in its territory and IWO covered 75% of residents in its territory. IWO’s projected build-out plan and LA Unwired’s build-out do not cover all their service areas. The coverage may not adequately serve the needs of the potential subscribers in the respective territories or attract enough subscribers to operate our business successfully. To correct this potential problem, LA Unwired or IWO may have to cover a greater percentage of its territory than anticipated, which it may not have the financial resources to complete or may be unable to do profitably.

Sprint PCS’s roaming arrangements may not be competitive with other wireless service providers, which may restrict our ability to attract and retain subscribers and create other risks for us.

We rely on Sprint PCS’s roaming arrangements with other wireless service providers for coverage in some areas where Sprint PCS service is not yet available. The risks related to these arrangements include:

•	the quality of the service provided by another provider during a roaming call may not approximate the quality of the service provided by the Sprint PCS network;

•	the price of a roaming call off our network may not be competitive with prices of other wireless companies for roaming calls;

•	subscribers must end a call in progress and initiate a new call when leaving the Sprint PCS network and entering another wireless network;

•	Sprint PCS subscribers may not be able to use Sprint PCS’s advanced features, such as high speed Internet access and voicemail notification, while roaming; and

•	Sprint PCS or the carriers providing the service may not be able to provide us with accurate billing information on a timely basis.

If Sprint PCS subscribers are not able to roam instantaneously or efficiently onto other wireless networks, we may lose current Sprint PCS subscribers and our Sprint PCS services will be less attractive to new subscribers.

Sales of Sprint PCS products and services in our territory by a “reseller” that is 50% owned by Sprint PCS could reduce our number of subscribers and our margins.

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

Risks Particular to the Indebtedness of the Combined Company

Note: We have two separate debt structures. Each of US Unwired and IWO has issued senior notes under agreements called indentures, and each of them has senior credit facilities with banks. Because of restrictions in the indentures governing the senior notes and the credit agreements governing the senior credit facilities, funds borrowed by US Unwired may not be used to finance IWO and IWO’s subsidiaries but are available for all of US Unwired’s other subsidiaries. Because of the same restrictions, funds borrowed by IWO may be used only to finance IWO and IWO’s subsidiaries.

Overview of this subsection:

US Unwired and IWO have a substantial amount of debt. They cannot borrow from their banks unless they meet the banks’ requirements for borrowing. Our current economic downturn is making it more difficult to meet these requirements. If we fail to repay our debt on time, our lenders may foreclose on our assets and, if that occurs, our stock will probably be worthless.

Both US Unwired and IWO have substantial debt that neither of them may be able to service; a failure to service this debt may result in the lenders under this debt taking away assets of ours (other than IWO’s) if US Unwired fails to service its debt, or assets of IWO if IWO fails to service its debt.

The substantial debt of US Unwired and IWO will have a number of important consequences for our operations and our investors, including the following:

•	each company will have to dedicate a substantial portion of any cash flow from its operations to the payment of interest on, and principal of, its debt, which will reduce funds available for other purposes;

•	neither company may be able to obtain additional financing for capital requirements, capital expenditures, working capital requirements and other corporate purposes;

•	some of each company’s debt, including financing under each company’s senior credit facility, will be at variable rates of interest, which could result in higher interest expense in the event of increases in market interest rates; and

•	due to the liens on substantially all of each company’s assets and the pledges of stock of each company’s existing and future subsidiaries as collateral for such company’s senior debt, lenders may control US Unwired’s or IWO’s assets or the assets of the subsidiaries of US Unwired or IWO in the event of a default.

US Unwired’s and IWO’s ability to make payments on their respective debt will depend upon their future operating performance, which is subject to general economic and competitive conditions and to financial, business and other factors, many of which neither of them can control. If the cash flow from either company’s operating activities is insufficient, US Unwired or IWO may take actions, such as delaying or reducing capital expenditures, attempting to restructure or refinance its debt, selling assets or operations or seeking additional equity capital. Any or all of these actions may not be sufficient to allow US Unwired or IWO to service its debt obligations or may adversely affect its results of operations. Further, US Unwired or IWO may be unable to take any of these actions on satisfactory terms, in a timely manner or at all. The credit facilities and indentures governing US Unwired’s and IWO’s respective debt limit their ability to take several of these actions, and limit their ability to borrow more money. Their failure to generate sufficient funds to pay their debts or to successfully undertake any of these actions could, among other things, materially adversely affect the market value of US Unwired common stock or other securities or result in lenders controlling the assets of each of them and their subsidiaries (other than unrestricted subsidiaries).

If US Unwired does not meet all of the conditions required under its credit facilities, it may not be able to draw down all of the funds it anticipates receiving from the lenders and it may not be able to fund operating losses and working capital needs. IWO does not meet the conditions required under its credit facility, and its lenders have refused to make further funds available to it. Without additional funds, IWO will not be able to fund operating losses and working capital needs.

As of June 30, 2003, US Unwired had approximately $88.7 million outstanding under its senior credit facility and IWO had approximately $213.2 million outstanding under its senior credit facility. Also, as of June 30, 2003, US Unwired had $53.4 million in unrestricted cash, and IWO had $21.3 million in unrestricted cash. As of June 30, 2003, US Unwired had $70.4 million of availability and IWO had no availability under their respective credit facilities. The availability of the US Unwired and IWO’s senior credit facilities is subject to the applicable company meeting all of the conditions specified by the respective financing documents and, in addition, is subject at each funding date to specific conditions, including the following:

•	that the representations and warranties in such company’s loan documents are true, correct and complete in all material respects;

•	that such company’s financial and operating covenant tests are satisfied, including leverage and operating performance covenants and covenants relating to earnings and cash flow;

•	that we are solvent; and

•	the absence of a default under such company’s loan documents, including its indenture.

US Unwired was in compliance with the restrictive covenants of its senior secured credit facility at June 30, 2003. However, we cannot state with certainty that US Unwired will comply with those covenants at September 30, 2003 or December 31, 2003, and we are currently unable to express a belief about its ability to comply with those covenants in 2004. If we do not have sufficient cash in 2003 or 2004 and other sources of funds are not available, we may not be in a position to fund our operations or meet our obligations under our agreements with Sprint PCS.

IWO was not in compliance the restrictive covenants of the IWO senior bank credit facility at June 30, 2003 and on June 4, 2003, failed to make a scheduled interest payment on the facility. The holders of the IWO senior bank credit facility have denied IWO access to the remaining $25.2 million of availability as a result of covenant violations and the missed interest payment. Without additional funds, IWO will not have sufficient liquidity to fund its continuing operations in 2003.

Please see the discussion under “Risks Related to Factors Currently Affecting Our Business,” below.

US Unwired may fail and IWO has failed to pass financial and business tests under its separate senior credit facilities.

US Unwired’s and IWO’s senior credit facilities require US Unwired and IWO to maintain specified financial ratios and to satisfy specified tests. Depending on the company, these tests may relate to:

•	minimum covered population;

•	minimum number of subscribers and/or average revenue per subscriber;

•	minimum annualized revenues;

•	maximum dollar amounts for capital expenditures;

•	various leverage tests;

•	minimum earnings before interest, taxes, depreciation and amortization, or EBITDA; and

•	maximum EBITDA loss.

As a result of covenant violations, the holders of the IWO senior bank credit facility have denied IWO access to the remaining available funds. We believe that US Unwired is currently in compliance with all financial and operating covenants relating its senior secured credit facility. However, there is significant doubt as to our ability to continue to comply with such financial and operating covenants prior to becoming free cash flow positive. If our business does not generate the results required by the covenants in the senior secured credit facility, our ability to make borrowings under the revolving line of credit required to operate our business would be restricted or terminated and the credit facility could be declared in default. Such a restriction, termination or declaration of default would have a material adverse affect on our liquidity. In addition to making funds under the senior credit facilities unavailable to US Unwired or IWO, an event of default under its senior credit facilities would prohibit it from paying its senior notes, which would cause a default under the affected company’s indenture, or may result in the affected company’s lenders controlling substantially all of the affected company’s assets or accelerating the maturity of the affected company’s debt. Should this occur, the common stock and other securities of US Unwired may have little or no value.

Please see the discussion under “Risks Related to Factors Currently Affecting Our Business,” below.

If US Unwired or IWO needs additional financing that it cannot obtain, it may have to change its network construction plans and modify its business plans. If the affected company is US Unwired, the network construction plans of LA Unwired may also have to be changed.

US Unwired expects to make significant capital expenditures to expand the PCS networks of LA Unwired. Actual expenditures may differ significantly from estimates. US Unwired would have to obtain additional financing to fund LA Unwired’s network expansion plans, and IWO would have to obtain additional financing to fund its network construction or expansion plans, if:

•	existing sources of capital are unavailable or insufficient;

•	LA Unwired or IWO significantly departs from or changes its business plan;

•	LA Unwired or IWO experiences unexpected delays or cost overruns in the expansion or completion of its network, including changes to the schedule or scope of the network build-out or expansion;

•	changes in technology or governmental regulations create unanticipated costs; or

•	LA Unwired or IWO acquires additional licenses or Sprint PCS grants any of them more service areas to build out and manage.

IWO needs to make significant capital expenditures to complete or expand its PCS network and has abandoned cell sites required to complete its build-out due to liquidity issues. IWO will be required to obtain additional financing to fund its network completion or expansion.

We cannot predict whether any additional financing will be available to US Unwired or IWO or on what terms such financing would be available. If either US Unwired or IWO needs additional financing that it cannot obtain, the affected company will have to change its plans for the remainder of its network, which would adversely affect such company’s expected future results of operations.

US Unwired’s and IWO’s indebtedness place restrictions on them which will limit their operating flexibility and US Unwired’s and IWO’s ability to engage in some transactions.

The respective indentures governing US Unwired’s and IWO’s senior notes and their respective senior credit facilities impose material operating and financial restrictions on US Unwired and its subsidiaries (other than IWO), on the one hand, and on IWO and its subsidiaries, on the other hand. These restrictions may limit their ability to engage in some transactions, including the following:

•	completing designated types of mergers or consolidations;

•	creating liens;

•	paying dividends or other distributions to their stockholders;

•	making investments;

•	selling assets;

•	repurchasing their common stock or debt instruments like their senior notes;

•	changing lines of business;

•	borrowing additional money;

•	entering into transactions with their affiliates; and

•	issuing additional shares of common stock.

These restrictions could also limit their ability to obtain financing by borrowing money or issuing common stock, refinance or pay principal or interest on US Unwired’s or IWO’s outstanding debt, consummate acquisitions for cash or debt or react to changes in their operating environment. Moreover, these restrictions could cause the combined company to be at a competitive disadvantage to competitors who do not have similar restrictions.

If a specified change in control of US Unwired or IWO occurs, the affected company may not be able to buy back its senior notes as required by its indenture.

If US Unwired or IWO has a change in control as defined under its indenture, the applicable company will be required to offer to buy back all of its outstanding senior notes. We cannot assure you that US Unwired or IWO will have sufficient funds at the time of a change in control to perform this obligation or that restrictions in its credit facilities would allow it to do so. US Unwired’s or IWO’s requirement to buy back its notes upon a change in control could impair the value of US Unwired common stock and other securities or could cause a default under the affected company’s indenture which, in turn, would cause a default under its senior credit facility. In addition, a change in control as defined under US Unwired’s or IWO’s respective credit facilities would cause the affected company to default under its senior credit facility.

If US Unwired or IWO defaults under its senior credit facilities, the affected company’s lenders may declare its debt to be immediately due and payable and Sprint PCS may force the affected company to sell its assets to Sprint PCS without stockholder approval.

If US Unwired or IWO defaults under its senior credit facilities and the affected company’s lenders accelerate the maturity of the affected company’s debt, Sprint PCS has the option to purchase the affected company’s assets at a discount to market value and assume the affected company’s obligations under its senior credit facility without further approval of the stockholders of the affected company. If Sprint PCS does not exercise this option, the affected company’s lenders may sell its assets to third parties without further approval of the stockholders of the affected company.

If either US Unwired or IWO fails to pay the debt under its credit facility, Sprint PCS has the option of purchasing the affected company’s loans, giving Sprint PCS certain rights of a creditor to foreclose on that company’s assets.

Sprint PCS has contractual rights, triggered by an acceleration of the maturity of the debt under US Unwired’s or IWO’s respective senior credit facility, pursuant to which Sprint PCS may purchase US Unwired’s or IWO’s obligations to its senior lenders and obtain the rights of a senior lender. To the extent Sprint PCS purchases these obligations, Sprint PCS’s interests as a creditor would likely conflict with our interests. Sprint PCS’s rights as a senior lender would enable it to exercise rights with respect to the affected company’s assets and its continuing relationship with Sprint PCS in a manner not otherwise permitted under US Unwired’s or IWO’s Sprint PCS agreements.

If the FDIC is appointed as receiver for banks that are participants in the US Unwired senior bank credit facility and refuses to perform those banks’ obligations under the facility, our ability to access the remaining availability under the US Unwired senior bank credit facility will be limited.

The FDIC has notified us that it has been appointed as receiver for one of the participants in the US Unwired senior bank credit facility. As it is permitted to do, the FDIC has stated that it will not perform that bank’s obligations with respect to the US Unwired senior bank credit facility, effectively eliminating $5.5 million of availability. If the FDIC is appointed as receiver for other banks that are participants in the US Unwired senior bank credit facility and refuses to perform those banks’ obligations under the facility, the availability of the US Unwired senior bank credit facility will be further reduced.

Risks Particular to the Combined Company’s Relationship with Sprint PCS

Overview of this subsection:

We depend heavily on Sprint PCS. It performs our billing, designs and advertises the products and services we sell, and provides our customer service, in addition to a wide variety of other services, including network design, research and development. If Sprint PCS does not succeed, it is highly unlikely that we will succeed. We have little influence with Sprint PCS under our agreements with it. On July 11, 2003, we sued Sprint and Sprint PCS for violations of the Racketeer Influenced and Corrupt Organizations Act, breach of fiduciary duty and fraud. Our lawsuit may cause further deterioration in our working relationship with Sprint PCS.

The termination of LA Unwired’s or IWO’s affiliation with Sprint PCS or Sprint PCS’s failure to perform its obligations under the Sprint PCS agreements would severely restrict the affected company’s ability to conduct its business.

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

•	These agreements give it the right to use the Sprint® and Sprint PCS® brand names and logos and related rights. If it loses these rights, our operations will be impaired.

•	These agreements impose strict requirements on the construction of each company’s network. IWO has not yet completed construction of its network and has determined to abandon the construction of certain cell sites that it is required to construct under its Sprint Agreement. If IWO does not meet its build-out requirements, these agreements may be terminated and IWO could lose the right to be the provider or sole provider of Sprint PCS products and services in IWO’s service area.

•	These agreements require our PCS operating subsidiaries to meet strict technical requirements such as the percentage of time the network is operative, the percentage of dropped calls, the ratio of blocked call attempts to total call attempts, the ratio of call origination to termination failures, and call transport requirements for links between cell sites, switches and outside telephone systems. If these and other requirements are not met, Sprint PCS can terminate the affected agreements.

•	The Sprint PCS agreements of any of our PCS operating subsidiaries may be terminated also if any of Sprint PCS’s FCC licenses are lost or jeopardized, or if the subsidiary becomes insolvent.

•	These agreements give Sprint PCS a substantial amount of influence and control over the conduct of each company’s business. Sprint PCS may make decisions that adversely affect our PCS operating subsidiaries’ business, like introducing costly new products that fail in the marketplace or setting the prices for its national plans at levels that may not be economically sufficient for our PCS operating subsidiaries’ business.

•	If any of our management agreements are terminated, we may be required to sell our PCS operating assets to Sprint PCS. This sale may take place for a price equal to 72% of our entire business value, subject to the valuation criteria and procedures described under “Certain of Our Agreements with Sprint PCS.” The provisions of our management agreement that allow Sprint PCS to purchase our operating assets at a discount may limit our ability to sell our business, reduce the value a buyer would be willing to pay for our business and limit our ability to obtain new investment or support from any source. If we were to file for bankruptcy, the management agreement would provide Sprint PCS with various remedies, including purchase rights at a discount to market value, though we cannot predict if or to what extent such remedies would be enforceable. In addition, we may be very reluctant to reject the management agreement under Section 365 of the federal Bankruptcy Code because our ability to conduct our business without it would be severely restricted. If Sprint PCS were to file for bankruptcy, Sprint PCS may be able to reject the management agreement under Section 365 of the federal Bankruptcy Code. In addition, in the event of a Sprint PCS bankruptcy, the management agreement would provide us various remedies, including purchase and put rights, though we cannot predict if or to what extent our remedies would be enforceable. In any event, a bankruptcy by Sprint PCS could severely restrict our ability to conduct our business for the reasons set forth above. For additional information concerning the remedies available under the management agreement, see “Certain of Our Agreements with Sprint PCS.”

•	The management agreements are not perpetual. If Sprint PCS decides not to renew the management agreements at the expiration of the 20-year initial term or any 10-year renewal term, the affected subsidiaries would no longer be a part of the Sprint PCS network. Moreover, each of these agreements can be terminated at any time for breach of any material term.

•	Sprint PCS is permitted to terminate the management agreements for breach of any of the material terms of the agreements. These terms include operational and network requirements that are extremely technical and detailed and apply to each retail store, cell site and switch site. Many of these operational and network requirements can be changed by Sprint PCS with little notice. As a result, our PCS operating subsidiaries may not always be in compliance with all requirements of the Sprint PCS agreements. Sprint PCS conducts periodic audits of compliance with various aspects of its program guidelines and identifies issues it believes need to be addressed. There may be substantial costs associated with remedying any non-compliance, and such costs may adversely affect our operating results and cash flow.

Sprint PCS may make business decisions that are not in the best interests of our PCS operating subsidiaries, which may adversely affect the relationships of our PCS operating subsidiaries with subscribers in their territories, increase their expenses and/or decrease their revenues.

Sprint PCS, under the Sprint PCS agreements, has a substantial amount of influence and control over the conduct of the businesses of our PCS operating subsidiaries. Conflicts between us and Sprint PCS may arise and, if Sprint PCS owes us no duties except as set forth in the agreements, those conflicts may not be resolved in our favor. Accordingly, Sprint PCS has made and may continue to make decisions that adversely affect LA Unwired’s or IWO’s business, such as the following:

•	Sprint PCS could price its national plans based on its own objectives and could set price levels or other terms that may not be economically sufficient for LA Unwired’s or IWO’s business;

•	Sprint PCS could raise the costs it charges us to perform back office services for LA Unwired and IWO or otherwise seek to increase what we pay Sprint PCS, or it could reduce levels of services it provides our PCS operating subsidiaries;

•	Sprint PCS may elect, with little or no notification, to upgrade or convert its financial reporting, billing or inventory software or change third party service organizations that can adversely affect our ability to determine or report our operating results, adversely affect our ability to obtain handsets or adversely affect our subscriber relationships.

•	Sprint PCS has sought to charge us more as a result of launching the new “third generation,” or 3G, technology called “one times radio transmission technology,” or IXRTT;

•	Sprint PCS prohibits LA Unwired or IWO from selling non-Sprint PCS approved equipment;

•	Sprint PCS could develop products and services, or establish credit policies such as the NDASL program that is described below, that adversely affect our business;

•	Sprint PCS has made it very expensive for us to migrate in-house or to other vendors services that they currently perform;

•	Sprint PCS introduced a payment method for subscribers to pay the cost of service with us. This payment method did not initially have adequate controls or limitations, and we have discovered that some fraudulent payments were made to accounts using this payment method. The controls and limitations have now been strengthened. If the other types of fraud become widespread, it could have a material adverse impact on our results of operations and financial condition;

•	Sprint PCS could keep us from developing our own promotional plans that we may believe to be necessary to attract new subscribers or from selling equipment selected by us;

•	Sprint PCS could, subject to limitations under LA Unwired’s and IWO’s Sprint PCS agreements, alter its network and technical requirements or request that LA Unwired or IWO build out additional areas within LA Unwired’s or IWO’s territories, which could result in increased equipment and build-out costs;

•	Sprint or Sprint PCS could make decisions which could adversely affect the Sprint® and Sprint PCS® brand names, products or services; and

•	Sprint PCS could decide not to renew the Sprint PCS agreements or to no longer perform its obligations, which would severely restrict LA Unwired’s and IWO’s ability to conduct business.

Decisions such as those referred to above could adversely affect our PCS operating subsidiaries’ relationships with their subscribers by changing products, services and price plans to which those subscribers had become accustomed. Should Sprint PCS have a change of control, or should management of Sprint PCS change, the pace at which decisions such as the foregoing occur could change, increasing the risk of disfavor from subscribers of our operating subsidiaries. In fact, Sprint has made changes to its senior management, including replacing its chairman and chief executive officer and dismissing its president and chief operating officer.

We deal with Sprint PCS daily on a variety of issues. Sometimes we disagree with Sprint PCS or oppose what Sprint PCS would like us to do or require us to pay, and we have numerous disputes with Sprint PCS that we have as yet been unable to resolve, many of which we have described elsewhere in the Risk Factors. This occurs particularly when Sprint PCS tells us we must adopt business methods or pricing plans that we think will hurt our business. Our disputes with Sprint PCS, including our lawsuit against Sprint that is referred to in Note 6 to our condensed consolidated financial statements that are a part of this filing and is further described below, could adversely affect our relationship with Sprint PCS. Because we rely so heavily on our relationship with Sprint PCS, any deterioration of that relationship or of Sprint PCS’s desire to cooperate with LA Unwired or IWO could adversely affect the combined company’s business. In addition, Sprint PCS’s level of control and influence over us would make it difficult for us to sell our business to anyone other than Sprint PCS.

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

The inability of Sprint PCS to maintain high quality back office services or our inability to use Sprint PCS’s back office services and third party vendors’ back office systems could lead to customer dissatisfaction, increase the loss of subscribers or otherwise increase our costs or adversely affect our businesses.

We rely on Sprint PCS’s internal support systems, including customer care, billing and other back office support. Our operations could be disrupted if Sprint PCS is unable to maintain and expand its internal support systems in a high quality manner, or to efficiently outsource those services and systems through third party vendors. We expect the rapid expansion of Sprint PCS’s business and the consolidation of back office services by Sprint PCS to continue to pose a significant challenge to its internal support systems. Additionally, Sprint PCS has relied on third party vendors for a significant number of important functions and components of its internal support systems and may continue to rely on these vendors in the future. Our PCS operating subsidiaries depend on Sprint PCS’s willingness to offer and provide back office services effectively and at competitive costs. Our agreements with Sprint PCS provide that, upon nine months’ prior written notice, Sprint PCS may elect to terminate any of these services. The inability of Sprint PCS to maintain high quality back office services, or provide us with adequate notification of our inability to continue to provide those services or our inability to use Sprint PCS’s back office services and third party vendors’ back office systems could lead to customer dissatisfaction, increase the loss of subscribers or otherwise disrupt our business and increase our costs. Additionally, we are dependent on Sprint PCS to assist us in transferring our back office services from Sprint PCS to a third party if we choose to do that, and any failure by Sprint PCS to cooperate in this effort, such as by making a transfer cost prohibitive, could have a similar adverse effect on us.

We rely on Sprint PCS for providing timely and accurate information to allow us to meet our financial reporting obligations. If material internal control weaknesses exist at Sprint PCS, we may not be able to provide timely and accurate information.

The Inspector General of the General Services Administration has recently recommended that the agency consider whether to bar Sprint from being awarded federal contracts. The Inspector General made the recommendation following a billing situation in which Sprint billed federal agencies for certain access fees at the market rate rather than the lower contract rate. Sprint and the Department of Justice reached a settlement in the matter, and Sprint has stated that the billing error was inadvertent and does not warrant the General Services Administration’s barring Sprint from future federal contracts. If these events should have a material adverse effect on Sprint or Sprint PCS, our business could in turn be materially adversely affected.

Inaccuracies in data provided by Sprint PCS could understate our expenses or overstate our revenues, result in out-of-period adjustments or lead us to make bad business decisions that may materially adversely affect our financial results.

A significant portion of “Cost of Service” expenses and “Roaming” revenues in our financial statements relates to charges from Sprint PCS. In addition, because Sprint PCS provides billing and collection services for us, it collects cash from our subscribers on our behalf and remits that cash to us. As a result, we rely on Sprint PCS to provide accurate, timely and sufficient data and information to properly record our revenues, expenses and accounts receivables that underlie a substantial portion of our periodic financial statements and other financial disclosures.

We and Sprint PCS have discovered billing and other errors or inaccuracies that could be material to us. We have disputed invoices that Sprint PCS has sent us for US Unwired and for IWO. If we are required in the future to make additional adjustments or charges as a result of errors or inaccuracies in data provided to us by Sprint PCS, such adjustments or charges may have a material adverse affect on our financial results in the period that the adjustments or charges are made, on our ability to satisfy covenants contained in our credit facility, and our ability to make fully informed business decisions.

Change in Sprint PCS products and services may reduce customer addition and may be otherwise economically adverse.

The competitiveness and effective promotion of Sprint PCS products and services are key factors in our ability to attract and retain subscribers. For example, under the Sprint PCS service plans, subscribers who do not meet certain credit criteria can nevertheless select any plan offered subject to an account spending limit, referred to as ASL, to control credit exposure. Account spending limits range from $125 to $200 depending on the credit quality of the customer. Prior to May 2001, all of these subscribers were required to make a deposit ranging from $125 to $250 that could be credited against future billings. In May 2001, a new Sprint PCS program, called NDASL for no deposit account spending limit, eliminated the deposit requirement on certain, but not all, credit classes. A significant amount of our new customer additions occurred in 2002 under the NDASL program. Sprint PCS has replaced the NDASL program with the “Clear Pay Program”. The Clear Pay Program is substantially similar to the NDASL program but with an increased emphasis on payment of outstanding amounts. Under the Clear Pay Program, subscribers who do not meet certain credit criteria can select any plan offered, subject to an account spending limit.

The NDASL program has had the effect of increasing churn and bad debt expense. Sprint PCS has the right to end or materially change the terms of the Clear Pay Program. If Sprint PCS chooses to eliminate the Clear Pay Program or alter its features, the growth rate we expect to achieve may decrease. Our PCS operating subsidiaries requested and received, effective February 24, 2002, the ability to reinstate deposits in their territories for subscribers with poor or inadequate payment histories. We believe that reinstatement of the deposit has reduced the number of potential new subscribers in these markets. While deposits for Clear Pay customers provide us with protection against bad debt expense for sub-prime customers, it has and may continue to deter some people with sub-prime credit from becoming subscribers. As a result, our gross additions have declined and may continue to do so, which may further result in lower cash flows and impair our ability to service our debt. As of June 30, 2003, approximately 32% of our subscribers had a credit rating placing them in the sub-prime category.

Sprint PCS may elect to offer additional programs that may attract high credit risk subscribers. Sprint PCS may not offer relief in any of such programs.

If Sprint PCS does not complete the construction of its nationwide PCS network, our PCS operating subsidiaries may not be able to attract and retain subscribers.

Sprint PCS and its affiliates currently intend to cover a significant portion of the population of the United States, Puerto Rico and the U.S. Virgin Islands by creating a nationwide PCS network through Sprint PCS’s own construction efforts and those of its network partners like LA Unwired and IWO. Sprint PCS and its affiliates are still constructing the nationwide network and do not yet offer PCS services, either on Sprint PCS’s own network or through its roaming agreements, everywhere in the United States.

If one of LA Unwired’s or IWO’s subscribers travels in an area where a Sprint PCS or compatible system is not yet operational, the customer would not be able to make a call on that area’s system unless he or she has a telephone handset that can make calls on both systems. Generally, these handsets are more costly. Moreover, the Sprint PCS network does not allow for calls to be transferred without interruption between the Sprint PCS network and another wireless network. This means that a customer must end a call in progress and initiate a new call when entering an area not served by the Sprint PCS network. The quality of the service provided by another network may not be equal to that of the Sprint PCS network, and LA Unwired’s or IWO’s subscribers may not be able to use some of the advanced features of its network. This could result in customer dissatisfaction and loss of subscribers.

Sprint PCS has entered into management agreements similar to LA Unwired’s and IWO’s with companies in other markets under its nationwide PCS build-out strategy. LA Unwired’s and IWO’s results of operations are dependent on Sprint PCS’s national network and, to a lesser extent, on the networks of Sprint PCS’s other network partners. Sprint PCS’s network may not provide nationwide coverage to the same extent as its competitors, which could adversely affect LA Unwired’s and IWO’s ability to attract and retain subscribers.

If Sprint or Sprint PCS does not succeed, or if LA Unwired or IWO does not maintain a good relationship with Sprint or Sprint PCS, LA Unwired’s or IWO’s business may not succeed.

If Sprint PCS has a significant disruption to its business plan or network, fails to operate its business in an efficient manner, or suffers a weakening of its brand name, LA Unwired’s and IWO’s operations and profitability would likely be impaired. Sprint PCS currently intends to cover a significant portion of the population of the United States, Puerto Rico and the U.S. Virgin Islands by creating a nationwide PCS network through its own construction efforts and those of its network partners. Sprint PCS is still constructing its nationwide network and does not offer PCS services, either on its own network or through its roaming agreements, in every city in the United States. Sprint PCS’s network may not provide nationwide coverage to the same extent as its competitors, which would adversely affect our ability to attract and retain customers.

If Sprint or Sprint PCS should have significant financial problems, including bankruptcy, our PCS business would suffer material adverse consequences that could include termination or revision of our Sprint PCS agreements.

The Inspector General of the General Services Administration has recently recommended that the agency consider whether to bar Sprint from being awarded federal contracts. The Inspector General made the recommendation following a billing situation in which Sprint billed federal agencies for certain access fees at the market rate rather than the lower contract rate. Sprint and the Department of Justice reached a settlement in the matter, and Sprint has stated that the billing error was inadvertent and does not warrant the General Services Administration’s barring Sprint from future federal contracts. If these events should have a material adverse effect on Sprint or Sprint PCS, our business could in turn be materially adversely affected.

LA Unwired and IWO use their relationships with Sprint PCS to obtain, at favorable prices, handsets and the equipment for the construction or expansion and operation of their networks. Any disruption in their relationships with Sprint PCS could make it much more difficult for them to obtain this equipment.

Our disputes with Sprint PCS, such as our lawsuit against Sprint and our lawsuit against an officer of Sprint PCS, could cause our relationship with Sprint PCS to further deteriorate, which could in turn adversely affect our business.

If Sprint PCS or other Sprint PCS network partners have financial difficulties, the Sprint PCS network could be disrupted.

Sprint PCS’s national network is a combination of networks. The large metropolitan areas are owned and operated by Sprint PCS, and the areas in between them are owned and operated by Sprint PCS network partners, all of which are independent companies like we are. We believe that most, if not all, of these companies have incurred substantial debt to pay the large cost of building out their networks. If any of these companies experience financial difficulties, the Sprint PCS network could be disrupted in that company’s territory, which would adversely affect our ability to attract and retain customers.

If other network partners experience financial difficulties, the Sprint PCS network could be disrupted in the territories of those partners. If the Sprint PCS agreements of those partners are like ours, Sprint PCS would have the right to step in and operate the affected territory. Of course this right could be delayed or hindered by legal proceedings, including any bankruptcy proceeding relating to the affected network partner. A Sprint PCS network partner, iPCS, Inc., recently filed bankruptcy and other network partners, including IWO, may follow iPCS. The impact of these developments on the Sprint PCS network, on our funding and our relationship with Sprint PCS, and on our travel revenue from subscribers roaming in iPCS markets may be materially adverse.

Material disruptions in the Sprint PCS network would have a material adverse effect on our ability to attract and retain subscribers.

Certain provisions of the Sprint PCS agreements may diminish the value of US Unwired common stock and other securities and restrict the sale of our business.

Under some circumstances and without further stockholder approval, Sprint PCS may purchase LA Unwired’s or IWO’s operating assets at a discount. In addition, Sprint PCS must approve any change of control of the ownership of LA Unwired or IWO and must consent to any assignment of LA Unwired’s or IWO’s Sprint PCS agreements.

Sprint PCS also has a right of first refusal if LA Unwired or IWO decides to sell its operating assets to a third party. LA Unwired and IWO also are subject to a number of restrictions on the transfer of their businesses, including a prohibition on the sale of LA Unwired or IWO or their operating assets to competitors of Sprint or Sprint PCS. These restrictions and other restrictions contained in the Sprint PCS agreements could adversely affect the value of US Unwired common stock and other securities, may limit our ability to sell LA Unwired’s and IWO’s business, may reduce the value a buyer would be willing to pay for LA Unwired’s or IWO’s business and may reduce LA Unwired’s or IWO’s or the combined company’s entire business value.

LA Unwired or IWO may have difficulty in obtaining an adequate supply of certain handsets from Sprint PCS, which could adversely affect LA Unwired’s or IWO’s results of operations.

LA Unwired and IWO depend on our and their relationships with Sprint PCS to obtain handsets at a competitive cost. Sprint PCS orders handsets from various manufacturers. LA Unwired or IWO could have difficulty obtaining specific types of handsets at a competitive cost and in a timely manner if:

•	Sprint PCS does not adequately project the need for handsets for itself, its Sprint PCS network partners and its other third party distribution channels, particularly in transition to new technologies such as 3G;

•	Sprint PCS gives preference to other distribution channels;

•	LA Unwired or IWO does not adequately project our need for handsets;

•	Sprint PCS modifies its handset logistics and delivery plan in a manner that restricts or delays LA Unwired’s or IWO’s access to handsets; or

•	there is an adverse development in the relationship between Sprint PCS and its suppliers or vendors.

The occurrence of any of the foregoing could disrupt LA Unwired’s or IWO’s customer service and/or result in a decrease in LA Unwired’s or IWO’s subscribers, which could adversely affect its results of operations.

Non-renewal or revocation by the FCC of LA Unwired’s licenses or the Sprint PCS licenses LA Unwired or IWO uses would significantly harm the affected company’s business.

PCS licenses are subject to renewal and revocation by the FCC. LA Unwired’s and Sprint PCS’s licenses in LA Unwired’s and IWO’s territories will begin to expire in 2005 but may be renewed for additional ten-year terms. There may be opposition to renewal of these licenses upon their expiration, and the licenses may not be renewed. The FCC has adopted specific standards to apply to PCS license renewals. Any failure by Sprint PCS, LA Unwired or IWO to comply with these standards could cause revocation or forfeiture of the licenses for its territories. If any of the licenses of Sprint PCS that our PCS operating subsidiaries are using should be lost, the affected subsidiary would be severely restricted in its ability to conduct its business. If we were to lose any of the licenses we own, we could replace it with a Sprint PCS license in the affected territory, but at a greater cost to us than the use of our own license.

If Sprint PCS does not maintain control over its licensed spectrum, the Sprint PCS agreements may be terminated, which would result in LA Unwired’s and IWO’s inability to provide PCS service.

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

If Sprint PCS fails to perform its obligations to our PCS operating subsidiaries, the consequences to us would be severe. Our PCS operating subsidiary could terminate its Sprint PCS agreements, but in that case it may have to discontinue its PCS business or to conduct it on a reduced scale. It would not be permitted to offer Sprint PCS products and services. We would in these events suffer material adverse consequences to our results of operations and financial condition. The only remedy of our PCS operating subsidiary would be to require Sprint PCS either to purchase its operating assets at a price that would be unfavorable to us, or to assign to our PCS operating subsidiary limited amounts of Sprint PCS’s licensed spectrum for a price equal to the greater of 10% of the business value of our PCS operating subsidiary or Sprint PCS’s original cost for the spectrum plus any costs incurred in relocating microwave radio systems.

Sprint PCS has notified us of charges and fees that it intends to pass on to us. We did not anticipate these charges and fees when we formulated our business plan. We believe these charges and fees are material, and if Sprint PCS is entitled to collect them, they could materially and adversely affect our results of operations and financial condition.

Sprint PCS has presented us with a number of charges and fees that we did not expect when we formulated our business plan, including:

•	New development costs and fees to upgrade Sprint PCS’s systems to cover new third generation technology services, such as one times radio transmission technology or 1XRTT, offered to our subscribers. In addition, Sprint PCS has begun billing us for back office services related to new technology that we believe are provided for under our existing billing arrangements.

•	Charges resulting from the objection by long distance carriers, including Sprint, to charges they paid to Sprint PCS for the “termination” of long distance calls in our service territory. Sprint PCS

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

Sprint PCS has invoked certain dispute resolution provisions of our agreements with respect to several ongoing disputes between our companies. The process requires senior management officials of each company to attempt to resolve the disputes, following which, as to any dispute not resolved through the dispute resolution process, the parties are free to proceed with litigation or, in certain specified cases, to arbitration. We have also invoked certain dispute resolution provisions under the agreements. In addition, we have filed a lawsuit against Sprint and Sprint PCS related to other disputes between Sprint and us that are not within the scope of this dispute resolution process.

We rely on the use of the Sprint PCS brand name and logo to market our services, and a loss of use of this brand and logo or a decrease in the attractiveness of this brand and logo to potential customers would significantly impair our ability to market our products.

The Sprint PCS brand and logo is highly recognizable. If we lose our rights to use the Sprint PCS brand and logo under our trademark and service mark license agreements, we would lose the advantages associated with marketing efforts conducted by Sprint PCS. If we lose the rights to use this brand and logo or the value of the brand and logo decreases, it is highly unlikely that customers would recognize our brand and we would have to spend significantly more money on advertising to create brand recognition.

Our July 2003 lawsuit against Sprint and Sprint PCS may cause Sprint PCS to retaliate against LA Unwired, which is also a plaintiff in the lawsuit, or IWO, which is not. The lawsuit may also cause further deterioration in our relationship with Sprint and Sprint PCS.

Our lawsuit against Sprint and Sprint PCS alleges, among other things, that:

•	They have violated the Racketeer Influenced and Corrupt Organizations Act,

•	Their goal is to acquire us at a substantial discount by driving us to the brink of financial ruin,

•	They have committed fraud and extortion against us,

•	They have used certain of our assets without our consent and without properly compensating us, and

•	They have improperly charged fees to us and misappropriated revenues, discounts and rebates that belong to us.

We had a tense relationship with Sprint PCS before we filed our lawsuit. Our allegations may cause further deterioration in that relationship, with the adverse effects that are described above.

If, despite our lawsuit, Sprint PCS succeeds in what we believe to be its plan to acquire us at a substantial discount, our stockholders and creditors would be adversely affected.

Risks Particular to the Combined Company’s Industry

Overview of this subsection:

We face significant competition in our service areas from a number of competitors. There are five other national operators that offer service in at least some portion of our service areas in addition to a number of local and regional carriers. Approximately 94% of the population has three or more different operators offering mobile telephone service in the counties in which they live. The result is that prices of wireless services have dramatically dropped. Providers are offering larger bundles of minutes at lower prices and this has resulted in a decrease in airtime revenue, which is the price a customer pays for using the service in excess of allotted minutes. In addition, other factors affecting our industry are changing rapidly. If we cannot effectively meet the challenges of these conditions, we probably will not succeed. Activists are seeking new laws that would restrict use of telephones by drivers, our placement of the towers that carry our transmissions and disposal of wireless phones. Such laws could adversely impact our business.

Our PCS operating subsidiaries’ business may suffer because subscribers frequently disconnect their service in the PCS industry. The rate at which these disconnections occur, or churn, may be even higher in the future.

The PCS industry in general and Sprint PCS in particular have experienced a high rate of subscribers who disconnect their service. This rate is referred to as churn. We have experienced even higher churn in 2002 due in large part, we believe, to the NDASL program that Sprint PCS introduced in May 2001 and the Clear Pay program that replaced NDASL. These programs are described under “Risks Particular to Our Relationship with Sprint PCS.” Our future churn rate may be higher than our historical rate due to intense competition and general economic conditions, among other factors. Factors that tend to contribute to higher churn include:

•	inability of subscribers to pay, which caused a significant percentage of our churn in 2002. We believe that a large portion of this churn is attributable to the NDASL and Clear Pay Program, which resulted in subscriber accounts with greater than normal credit risks.

•	our generous handset return policy, which makes it easier to cancel an account.

•	intense competition in our industry.

•	performance and coverage of our networks.

•	ineffective customer service.

•	increase in prices.

•	performance and reliability of handsets.

•	changes in our products and services.

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

Sprint PCS expects competition to intensify as a result of the entrance of new competitors and the rapid development of new technologies, products, and services. Sprint PCS cannot predict which of many possible future technologies, products, or services will be important to maintain its competitive position or what expenditures will be required to develop and provide these technologies, products or services. Sprint PCS’s ability to compete successfully will depend on marketing and on its ability to anticipate and respond to various competitive factors affecting the industry, including new services that may be introduced, changes in consumer preferences, demographic trends, economic conditions, and discount pricing strategies by competitors. To the extent Sprint PCS does not keep pace with technological advances or fails to respond timely to changes in competitive factors in its industry, it could lose market share or experience a decline in revenue and net income.

Each of the markets in which Sprint PCS competes is served by other wireless service providers, including cellular, enhanced specialized mobile radio, called ESMR, and PCS operators and resellers. A majority of markets have five or more CMRS providers. Each of the top 50 metropolitan markets has at least two other PCS competitors in addition to one ESMR competitor and two cellular incumbents. Some of these competitors have been operating for a number of years and currently serve a substantial subscriber base. The FCC has decided to allow CMRS providers to own more spectrum, up to 55 MHz, in urban markets and to eliminate its rule imposing spectrum limits. However, the FCC plans to continue to review proposed mergers and combinations involving spectrum after the spectrum limits are eliminated. Competition may continue to increase to the extent that licenses are transferred from smaller stand-alone operators to larger, better capitalized, and more experienced wireless communications operators. These larger wireless communications operators may be able to offer subscribers network features not offered by Sprint PCS. The actions of these larger wireless communications operators could negatively affect Sprint PCS’s and our customer churn, ability to attract new subscribers, average revenue per user, cost to acquire subscribers, and operating costs per customer.

Sprint PCS relies on agreements with competitors to provide automatic roaming capability to Sprint PCS subscribers in many of the areas of the United States not covered by the Sprint PCS network, which primarily serves metropolitan areas. Certain competitors may be able to offer coverage in areas not served by Sprint PCS’s network or may be able to offer roaming rates that are lower than those offered by Sprint PCS. Certain of Sprint PCS’s competitors are seeking to reduce access to their networks through actions pending with the FCC. Moreover, the engineering standard, called AMPS, for the dominant air interface on which PCS subscribers roam is currently being considered for elimination by the FCC as part of a streamlining process. If the FCC eliminates this mandatory standard and cellular operators cease to offer their AMPS networks for roaming, some Sprint PCS subscribers may have difficulty roaming in certain markets.

Some wireless providers, some of which have an infrastructure in place and have been operating for a number of years, have been upgrading their systems and provide expanded and digital services to compete with Sprint PCS’s services. Some of these wireless providers require their subscribers to enter into long term contracts, which may make it more difficult for Sprint PCS to attract subscribers away from these wireless providers.

Significant competition in the wireless communications services industry may result in LA Unwired’s or IWO’s competitors offering new or better products and services or lower prices, which could prevent the affected company from operating profitably or reduce its profitability.

Competition in the wireless communications industry is intense. We anticipate that competition will continue to cause the market prices for two-way wireless products and services to decline in the future. Providers are offering larger bundles of minutes at lower prices and this has resulted in a decrease in airtime revenue, which is the price a customer pays for using the service in excess of allotted minutes. LA Unwired’s and IWO’s ability to compete will depend, in part, on their ability to anticipate and respond to various competitive factors affecting the telecommunications industry. Our major competitors include such wireless companies as Verizon, T-Mobile, Cingular, AT&T Wireless, and Nextel.

Our PCS operating subsidiaries’ dependence on Sprint PCS to develop competitive products and services and the requirement that they obtain Sprint PCS’s consent to sell local pricing plans and equipment that Sprint PCS has not approved may limit their ability to keep pace with competitors on the introduction of new products, services and equipment. Many of these competitors are larger than our PCS operating subsidiaries individually or combined, may have entered the wireless communications services market before our PCS operating subsidiaries did, possess greater resources and more extensive coverage areas, may offer lower rates, and may market other services, such as landline telephone service, cable television and Internet access, with their wireless communications services. In addition, we may be at a competitive disadvantage since we may have more debt than some of our competitors.

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

The wireless communications industry is experiencing significant technological change, as evidenced by the increasing pace of digital upgrades in existing analog wireless systems, satellite coverage, evolving industry standards, ongoing improvements in the capacity and quality of digital technology, shorter development cycles for new products and enhancements and changes in end-user requirements and preferences. Technological advances and industry changes could cause the technology used on our PCS operating subsidiaries’ networks to become obsolete. Sprint PCS may not be able to respond to such changes and implement new technology on a timely basis, or at an acceptable cost.

If Sprint PCS is unable to keep pace with these technological changes or changes in the wireless communications market based on the effects of consolidation from the Telecommunications Act of 1996 or from the uncertainty of future government regulation, the technology used on our PCS operating subsidiaries’ networks, or their business strategy, may become obsolete. In addition, wireless carriers have implemented an upgrade to one times radio transmission technology, or 1XRTT, which is also broadly known as third generation, or 3G, technology throughout the industry. The 3G technology promises high-speed, always-on Internet connectivity and high-quality video and audio. We cannot assure you that our PCS operating subsidiaries or Sprint PCS can implement 1XRTT or 3G technology successfully or on a cost-effective basis.

Regulation by government and taxing agencies may increase our PCS operating subsidiaries’ costs of providing service or require them to change their services, either of which could impair the combined company’s financial performance.

Our operations and the operations of Sprint PCS are subject to varying degrees of regulation by the FCC, the Federal Trade Commission, the Federal Aviation Administration, the Environmental Protection Agency, the Occupational Safety and Health Administration and state and local regulatory agencies and legislative bodies. Adverse decisions or regulations of these regulatory bodies could negatively impact operations and costs of doing business. For example, changes in tax laws or the interpretation of existing tax laws by state and local authorities could subject us to increased income, sales, gross receipts or other tax costs or require LA Unwired or IWO to alter the structure of its current relationship with Sprint PCS. In addition:

•	The loss of any of LA Unwired’s FCC licenses, or any of Sprint PCS’s FCC licenses in LA Unwired’s or IWO’s service area, may impair the affected company’s business and operating results.

•	The FCC may revoke any of LA Unwired’s or Sprint PCS’s PCS licenses at any time for cause. Cause could be a failure to comply with terms of the licenses or applicable FCC rules. We cannot ensure that LA Unwired’s and Sprint PCS’s PCS licenses will not be revoked or will be renewed when they expire.

•	The FCC regulates LA Unwired’s and IWO’s relationship with Sprint PCS under each company’s Sprint PCS agreements.

•	The combined company may need to acquire additional licenses, which may require approval of regulatory authorities. These regulatory authorities may not grant approval in a timely manner, if at all.

•	All PCS licenses, including LA Unwired’s own licenses and Sprint PCS’s licenses, are subject to the FCC’s build-out regulations. These regulations require license holders to offer specified levels of service to the population in their service areas within set time periods. Even though our PCS operating subsidiaries have developed a build-out plan that meets these requirements, they may be unable to meet their build-out schedules. If LA Unwired or IWO or Sprint PCS does not meet these requirements, the FCC could take back the portions of the service area that are not being served, impose fines, or even revoke the related licenses.

•	The FCC may license additional spectrum for new carriers, which would increase the competition our PCS operating subsidiaries face.

•	The FCC imposes additional requirements on holders of PCS licenses reserved for small businesses. These licenses are called C-block and F-block licenses. LA Unwired holds F-block licenses and must meet special requirements to hold them. If it does not meet these requirements, the FCC could fine it, revoke its licenses or require it to restructure its ownership.

•	The FCC has mandated that wireless carriers implement portability for wireless subscribers. This will permit users of wireless services the opportunity to retain the same phone number as they change local wireless carriers. Prior to implementation, subscribers that changed carriers were also required to change phone numbers. We believe that this will make it easier for subscribers to switch wireless carriers resulting in increased subscriber churn and increased cost associated with retaining our overall subscriber base. The manner in which wireline carriers implement this program may also adversely affect us. In preparation of wireless local number portability BellSouth has implemented intralata dialing pattern changes for wireless providers who use reverse toll billing. This change will now require wireline carriers to dial 1+ to reach wireless customers that are not within the local calling area regardless of their reverse toll billing status. We believe that this process will be very confusing to our subscribers and is likely result in a higher level of subscriber churn.

The introduction of wireless number portability is likely to lead to an increase in subscriber churn.

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

The FCC has granted us the authority to permit US Unwired’s foreign ownership to exceed 25%, subject to specific limitations. If US Unwired exceeds the permitted levels or does not comply with the applicable limitations, it may have to restructure its ownership to come within the permitted ownership limit or else we may lose our FCC licenses. In that case, the articles of incorporation of US Unwired permit it to force foreign shareholders to sell their shares to US Unwired, whether they wish to do so or not, so as to reduce the foreign ownership of US Unwired to slightly lower than permitted levels.

Our future prospects are uncertain because the future prospects of the PCS industry are uncertain.

PCS systems have not operated in the United States for very long, and we cannot assure you that the operation of these systems in our markets will become profitable. In addition, we cannot estimate how much demand there will be for PCS in our markets or how much competitive pricing pressure there will be. As a result, the future prospects of the PCS industry, including LA Unwired’s and IWO’s prospects, remain uncertain. The future demand for wireless communications services in general is uncertain. We also cannot predict what new challenges we may face in this changing industry environment. If we cannot react promptly and effectively to these challenges, our business could be materially and adversely affected.

Use of hand-held phones may pose health risks, which could result in the reduced use of wireless services or liability for personal injury claims.

Some media reports and some studies have suggested that certain radio frequency emissions from wireless handsets may be linked to various health problems, including cancer, and may interfere with various electronic medical devices, including hearing aids and pacemakers. Concerns over radio frequency emissions may discourage use of wireless handsets or expose the combined company to potential litigation. Any resulting decrease in demand for wireless services, or costs of litigation and damage awards, could impair the combined company’s ability to achieve and sustain profitability.

Our PCS operating subsidiaries may be subject to potential litigation relating to the use of wireless phones while driving. In addition, several state and local governments are considering, or have recently adopted, legislation that restricts the use of wireless handsets by drivers.

Some studies have indicated that some aspects of using wireless phones while driving may impair drivers’ attention in certain circumstances, making accidents more likely. These concerns could lead to potential litigation relating to accidents, deaths or serious bodily injuries, or to new restrictions or regulations on wireless phone use, any of which also could have material adverse effects on our results of operations.

A number of U.S. state and local governments are considering or have recently enacted legislation that would restrict or prohibit the use of a wireless handset while driving a vehicle or, alternatively, require the use of a hands-free telephone. Legislation of this sort, if continued to be enacted, would require wireless service providers to provide hands-free enhanced services such as voice activated dialing and hands-free speaker phones and headsets so that they can keep generating revenue from their subscribers, who make many of their calls while on the road. If we are unable to provide hands-free services and products to our subscribers in a timely and adequate fashion, the volume of wireless phone usage would likely decrease, and our ability to generate revenues would suffer. Moreover, recent studies have found that driver distraction due to cell phone use can occur regardless of whether hand-held or hands-free cell phones are used, and that cell phone conversations create much higher levels of driver distractions than listening to the radio or driving under the influence of alcohol. If legislation is adopted in our service areas banning all cell phone use while driving, our revenues would be even more significantly impacted.

Environmentalists have asked the FCC to halt the building of towers used for transmission of wireless signals.

Three environmental groups claim that towers used for transmission of wireless signals kill migratory birds. They have petitioned the FCC to study how many birds die from flying into towers, and have asked the FCC to halt tower construction until the study is completed. In February 2003, environmental groups filed suit against the FCC to force it to protect migratory birds from communication towers. On May 1, 2003, the FCC announced that it would launch a study of this issue but it has filed court papers opposing the lawsuit. If we cannot build new towers, we may not be able to complete or expand our networks.

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

General Risks Currently Affecting our Business

Overview of this subsection

Our business has recently been challenged by a number of adverse factors. IWO has violated covenants of its senior bank credit facility and has failed to make a required payment of interest. As a result, IWO’s leaders have denied IWO access to remaining credit under this facility. If the adverse factors affecting our business do not continue to improve, it is likely that US Unwired’s business will suffer to the point that US Unwired will not meet some of the covenants in the US Unwired bank debt agreements. If that occurs and the US Unwired banks do not agree to revise the US Unwired covenants, they would be able to declare a default under the US Unwired bank debt and to refuse to advance funds to us.

Our business is being adversely affected by increased competition, slower subscriber growth than we anticipated, increased churn, higher uncollectible receivables due primarily to Sprint PCS marketing programs designed to attract high credit risk subscribers, general economic conditions and other factors. If these factors continue, it is likely that we will not have enough cash to operate our business. IWO is already in default of its senior bank credit facility due to covenant violations and a missed interest payment. The IWO bank lenders could demand payment of what we owe them, and they have already denied IWO access to the remaining available funds under the facility. If payment were demanded, we would also be in default under the IWO senior notes and the related indenture. We cannot state with certainty whether US Unwired will be in compliance with the covenants of the US Unwired senior bank credit facility at September 30, 2003 and December 31, 2003, and we are unable to express a belief about US Unwired’s ability to comply with those covenants in 2004. We have been in discussions with US Unwired’s bank lenders to amend these covenants. If our business does not improve and our lenders refuse to amend or waive compliance with covenants in the US Unwired current senior secured credit facility, we would be in default on the US Unwired bank debt and our bank lenders could refuse to advance more loans and demand payment of what we owe them. If payment were demanded, we would also be in default under our senior notes and the related indenture and it is likely that we will not have enough cash to operate.

Our business has been adversely affected by the following factors:

•	A highly competitive marketplace.

•	General economic conditions in our markets have not been good, further adversely affecting subscriber growth and churn.

In addition, there are other factors that could contribute to a continuation of poor business conditions for us. These include:

•	Uncertainty whether our expected level of capital expenditures will be sufficient to support our networks.

•	Uncertainty about charges that Sprint PCS is seeking to impose on us, as described above.

As a result of our adverse business conditions, due to the above and other factors, IWO has failed to meet some of the loan covenants with its banks. In addition, IWO failed on June 4, 2003 to make a scheduled $3.2 million interest payment on its senior credit facility. We cannot state with certainty that US Unwired will comply with the restrictive covenants in its senior bank credit facility at September 30, 2003 and December 31, 2003, and we are unable to express a belief about US Unwired’s ability to comply with those covenants in 2004.

Loan covenants are promises that borrowers make either to do or not to do specified things or not to allow specified things to happen. A failure to meet a loan covenant has three principal consequences. First, it permits the lender to refuse to advance additional borrowings. IWO’s lenders have already taken this action. IWO would not have sufficient cash to operate if it is unable to obtain the proceeds under its bank loan agreements or comparable amounts from alternative financing sources. Alternative financing would probably not be available on terms that we would normally accept. We believe that US Unwired would have sufficient cash to fund its operations, debt service and capital requirements in 2003 without additional borrowing, but may need additional borrowing to fund those needs in 2004. Second, failure to meet a loan covenant allows the lender to declare the loan to be in default and to insist on payment of all amounts due under the loan. US Unwired and IWO would not have sufficient cash to repay these loans, and their failure to repay them, if repayment is demanded by the banks, would allow their note holders to declare a default under the indentures that govern the senior notes and to insist on payment of all amounts due under the senior notes. If these things happen and we were unable to work out a debt restructuring with our banks and note holders on mutually acceptable terms, we likely would have no other alternative than to seek protection under bankruptcy laws. Third, during any time that a default exists, even if the lenders do not insist on payment, our debt would be classified as a current liability on our balance sheet and our outside auditors would place a going concern qualification on their opinion on our financial statements.

Because of the potentially material adverse consequences of any default on US Unwired’s or IWO’s bank loans or indentures, US Unwired and IWO have begun meeting with their bank groups in preliminary discussions. These discussions may result in the revision of the bank loan covenants as necessary to keep US Unwired in compliance with them. We cannot assure you that US Unwired’s banks will cooperate with it. We do not expect cooperation from IWO’s banks at this time.

The economic downturn in the United States has caused a general weakening of our business. If our business in general, and our sales and churn in particular, do not improve, we may not have the financial and operational performance that we were expecting.

In recent months, we have not achieved the number of new subscribers that we expected in our business plan. We attribute this to weak economic conditions, churn associated with high credit risk subscribers and intense price competition. If the economic downturn continues, we may have an even lower number of new subscribers and may not be able to add subscribers on terms we expected. In addition, our primary customer base is individual consumers. The weak economy may hurt the ability of our existing subscribers, who are primarily individual consumers, to pay us on time, which may force us to terminate their service. Furthermore, there is also uncertainty as to the extent of customer demand as well as the extent to which airtime and monthly recurring charges may continue to decline. If all of the foregoing events occur, our financial and operational performance may suffer.

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

On an ongoing basis, we estimate the amount of customer receivables that we will not be able to collect. This allows us to calculate the expected loss on our receivables for the period we are reporting. Our allowance for doubtful accounts may underestimate actual unpaid receivables for various reasons, including:

•	adverse changes in our churn rate exceeding our estimates;

•	adverse changes in the economy generally exceeding our expectations; or

•	unanticipated changes in Sprint PCS’s products and services.

If our allowance for doubtful accounts is insufficient to cover losses on our receivables, our business, financial position or results of operations could be materially adversely affected.

Demand for some of Sprint PCS’s communications products and services has been adversely affected by a downturn in the United States economy as well as changes in the global economy.

Demand for some of Sprint PCS’s communications products and services has been adversely affected by a downturn in the United States economy as well as changes in the global economy. According to Sprint PCS, a number of its suppliers have recently experienced financial challenges. If these suppliers cannot meet their commitments, Sprint PCS states that it would have to use different vendors and this could result in delays, interruptions, or additional expenses associated with the upgrade and expansion of Sprint PCS’s networks and the offering of its products and services. If current general economic conditions continue or worsen, the revenues, cash flow, and operating results of Sprint PCS could be adversely affected. Any of these developments could adversely affect our business, financial position or results of operations.

Risks Related to Anti-Takeover Provisions

Overview of this subsection:

Our anti-takeover provisions may permit our board of directors to turn down a proposal that our stockholders would like us to accept.

Anti-takeover provisions in US Unwired’s charter and by-laws will make it difficult for anyone to acquire US Unwired without approval of its board of directors (other than an acquisition of LA Unwired or IWO, or both, by Sprint PCS under the terms of our agreements with Sprint PCS that are described above).

Prior to acquiring IWO, US Unwired had little concern about being acquired against the will of its board of directors (other than an acquisition of LA Unwired or IWO, or both, by Sprint PCS under the terms of our agreements with Sprint PCS that are described above) because the voting power of its founding family and their related interests, even if not completely united, could prevent such an acquisition of it. That voting power decreased to about 33% after the IWO acquisition as a result of that acquisition and the amendments to US Unwired’s articles of incorporation that converted its class B common stock, which had 10 votes per share, to class A common stock (later renamed “common stock”), which has one vote per share. Because of this, US Unwired’s board of directors has implemented additional anti-takeover provisions. These anti takeover provisions, and others, including a “poison pill” that our board of directors may adopt hereafter, may discourage offers to acquire us and may permit our board of directors to choose not to entertain offers to purchase us, even offers that are at a substantial premium to the market price of our stock. Our stockholders may therefore be deprived of opportunities to profit from a sale of control

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits

(a)	The following exhibits are filed as part of this report:

(3)(i)	Third Restated Articles of Incorporation of US Unwired Inc. (Incorporated by reference to Exhibit 3.1 of Form 10-Q filed by the Registrant on May 9, 2002)
3(ii)	By-laws of US Unwired Inc. as Amended on March 29, 2002 (Incorporated by reference to Exhibit 3.2 of Form 10-Q filed by the Registrant on May 9, 2002)
(4)(i)(a)	Amended and Restated Agreement Credit Agreement dated March 8, 2002 between US Unwired Inc. and lenders. (Incorporated by reference to Exhibit 4.1 of Form 8-K filed by the Registrant on March 21, 2002)
(4)(i)(b)	Waiver and Amendment dated May 1, 2002 to the Amended and Restated Agreement Credit Agreement dated March 8, 2002 between US Unwired Inc. and lenders. (Incorporated by reference to Exhibit 4.i.b. of Form 10-Q filed by the Registrant on August 14, 2002)
(4)(i)(c)	Second Agreement Regarding Amendments to Loan Documents dated June 6, 2002 between US Unwired Inc. and lenders. (Incorporated by reference to Exhibit 4.i.c. of Form 10-Q filed by the Registrant on May 9, 2002)
(4)(i)(d)	Supplemental Indenture dated as of March 11, 2002, among Georgia PCS Management, LLC and Georgia PCS Leasing, LLC, both Georgia limited liability companies and subsidiaries of US Unwired Inc., the other Guarantors and State Street Bank and Trust Company, as trustee under the indenture. (Incorporated by reference to Exhibit 4.i.d. of Form 10-Q filed by the Registrant on August 14, 2002)
(4)(i)(e)	Registration Rights Agreement, dated April 1, 2002, by and among Issuer, Northeast Unwired Inc. and IWO Holdings Inc. for certain registration rights of US Unwired common stock (Incorporated by reference to Exhibit 4.i.e. of Form 10-Q filed by the Registrant on August 14, 2002)
(31.1)	Certification by President and Chief Executive Officer
(31.2)	Certification by Chief Financial Officer
(32.1)	Certification by President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(32.2)	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Registrant agrees to furnish to the Commission on request copies of any instrument defining the rights of holders of long-term debt the total amount of which does not exceed 10% of the total consolidated assets of the registrant and which is otherwise not filed as an exhibit.

b.	Reports on Form 8-K

On May 7, 2003, we filed a Current Report on Form 8-K containing a press release announcing the Company reported that effective May 8, 2003, our common stock was delisted from the Nasdaq National Market and immediately became eligible for quotation on the Nasdaq Over the Counter Bulletin Board.

On May 15, 2003, we filed a Current Report on Form 8-K containing a press release announcing the Company intends to offer to exchange any and all of our existing US Unwired 13.375% $400 million senior subordinated notes due November 9, 2009 for $187.50 in cash and $185 in new senior notes per $1000 principal amount of our existing US Unwired notes.

On May 15, 2003, we filed a Current Report on Form 8-K containing a press release announcing the Company’s earnings for the fiscal quarter ended March 31, 2003.

On May 16, 2003, we filed a Current Report on Form 8-K containing a transcript of the conference call to discuss the Company’s first quarter 2003 earnings.

On June 2, 2003, we filed a Current Report on Form 8-K to disclose that the Company’s indirect, wholly owned subsidiary IWO Holdings, Inc. (“IWO”) would not make a scheduled interest payment on the IWO $240 million credit facility on June 4, 2003.

On June17, 2003, we filed a Current Report on Form 8-K containing a press release announcing that the Company extended the expiration date of its debt exchange offer to June 23, 2003.

On June 24, 2003, we filed a Current Report on Form 8-K containing a press release announcing the expiration of the debt exchange offer.

On July 11, 2003, we filed a Current Report on Form 8-K containing a press release announcing that two of our subsidiaries, Louisiana Unwired LLC and Texas Unwired, filed suit in the U.S. District Court for the Western District of Louisiana, against Sprint Corporation, Sprint Spectrum, L.P., Wireless, L.P. and Sprintcom, Inc. (collectively, “Sprint”). The suit alleges violations of the Racketeer Influenced and Corrupt Organizations Act, breach of fiduciary duty and fraud, arising out of Sprint’s conduct in its dealings with the plaintiff companies.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

August 5, 2003	US UNWIRED INC.

By: /s/ Jerry E. Vaughn
Jerry E. Vaughn
Chief Financial Officer