Form 10-Q
period 2003-09-30
US UNWIRED INC
filed 2003-11-13
CIK 1024149

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 000-22003

US UNWIRED INC.

(Exact name of registrant as specified in its charter)

Louisiana	72-1457316
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

901 Lakeshore Drive Lake Charles, LA	70601
(Address of principal executive offices)	(Zip code)

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

There were 128,831,535 shares of common stock, $0.01 par value per share, outstanding at November 1, 2003.

Part I Financial Information

Item 1. Financial Statements

US UNWIRED INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2003	December 31, 2002
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$89,937	$61,985
Restricted cash	19,294	33,218
Subscriber receivables, net	35,955	47,727
Other receivables	3,054	2,661
Inventory	4,864	5,315
Prepaid expenses and other assets	19,350	15,077
Receivables from related parties	645	681
Receivables from officers	85	101

Total current assets	173,184	166,765

Property and equipment, net	433,213	484,014
Restricted cash	—	8,000
Goodwill	46,705	51,961
Intangibles, net	50,004	78,292
Notes receivable from unconsolidated affiliates	1,868	1,811
Other assets	38,892	40,587

Total assets	$743,866	$831,430

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$23,235	$28,301
Accrued expenses	85,934	67,665
Current maturities of long term obligations	9,872	5,018
Current maturities of long term obligations in default	351,309	—

Total current liabilities	470,350	100,984

Long term obligations, net of current maturities	435,945	411,995
Long term obligations in default, net of current maturities	—	350,207
Deferred gain	30,538	34,581
Investments in and advances to unconsolidated affiliates	3,936	3,901

Stockholders’ deficit:
Common stock	1,288	1,288
Additional paid in capital	654,606	657,459
Retained deficit	(852,610)	(728,811)
Promissory note	(177)	(174)
Treasury stock	(10)	—

Total stockholders’ deficit	(196,903)	(70,238)

Total liabilities and stockholders’ deficit	$743,866	$831,430

See accompanying notes to condensed consolidated financial statements

US UNWIRED INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
Revenue:
Subscriber	$101,285	$90,759	$294,810	$236,427
Roaming	35,154	53,011	95,135	133,355
Merchandise sales	5,830	4,442	17,270	13,471
Other revenue	663	606	1,967	2,047

Total revenue	142,932	148,818	409,182	385,300
Expense:
Cost of service	55,042	67,570	159,973	172,406
Merchandise cost of sales	12,003	9,957	30,454	28,264
General and administrative	33,449	43,355	106,443	107,421
Sales and marketing	19,407	27,999	65,358	77,924
Non-cash stock compensation	266	1,400	2,397	3,802
Depreciation and amortization	30,396	32,731	90,548	78,566
IWO asset abandonment charge	—	—	12,403	—

Total operating expense	150,563	183,012	467,576	468,383

Operating loss	(7,631)	(34,194)	(58,394)	(83,083)
Other income (expense):
Interest expense	(23,715)	(20,515)	(65,654)	(50,401)
Gain (loss) on sale of assets	(18)	10	58	13

Total other expense	(23,733)	(20,505)	(65,596)	(50,388)

Loss before equity in income of unconsolidated affiliates	(31,364)	(54,699)	(123,990)	(133,471)
Equity in income of unconsolidated affiliates	57	115	191	780

Loss before income taxes	(31,307)	(54,584)	(123,799)	(132,691)
Income tax benefit	—	(781)	—	(781)

Net loss	$(31,307)	$(53,803)	$(123,799)	$(131,910)

Basic and diluted loss per share	$(0.25)	$(0.42)	$(0.96)	$(1.15)

Weighted average outstanding common shares	128,832	128,832	128,832	114,610

See accompanying notes to condensed consolidated financial statements

US UNWIRED INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the nine months ended September 30,
	2003	2002
Cash flows from operating activities
Net cash provided by (used in) operating activities	$34,992	$(25,764)

Cash flows from investing activities
Proceeds from restricted cash	21,924	10,682
Proceeds from sale of assets	350	10,319
Distributions from unconsolidated affiliates	250	—
Payments for the purchase of equipment	(26,361)	(98,641)
Acquisition of business, net of cash acquired	—	(61,417)
Proceeds from maturities of investments	—	33,167
Investments in unconsolidated affiliates	—	750

Net cash used in investing activities	(3,837)	(105,140)

Cash flows from financing activities
Principal payments of long-term debt	(3,203)	(517)
Proceeds from long-term debt	—	70,000
Proceeds from stock options exercised	—	212
Proceeds from promissory notes	—	20
Debt issuance costs	—	(762)

Net cash (used in) provided by financing activities	(3,203)	68,953

Net increase (decrease) in cash and cash equivalents	27,952	(61,951)
Cash and cash equivalents at beginning of period	61,985	100,589

Cash and cash equivalents at end of period	$89,937	$38,638

See accompanying notes to condensed consolidated financial statements

US UNWIRED INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

(UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities—An Interpretation of Accounting Research Bulletin (ARB) No. 51” (“FIN 46”). This interpretation clarifies how to identify variable interest entities and how a company should assess its interests in a variable interest entity to decide whether to consolidate the entity. FIN 46 applies to variable interest entities created after January 31, 2003, in which a company obtains an interest after that date. Also, FIN 46 applies in the first fiscal quarter or interim period beginning after December 15, 2003, to variable interest entities in which a company holds a variable interest that it acquired before February 1, 2003. The Company is currently analyzing the impact this interpretation will have on its consolidated results of operations and its financial position, with respect to entities acquired before February 1, 2003.

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

In May 2003, the Emerging Issues Task Force (“EITF”) modified its previous consensus to EITF 00-21 to clarify the scope of Issue 00-21 and its interaction with other authoritative literature. As permitted under the modified consensus, the Company adopted this modified consensus effective July 1, 2003 for all revenue arrangements entered into subsequent to June 30, 2003. EITF 00-21 addresses the determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the related revenues should be measured and allocated to the separate units of accounting. In applying this guidance, separate contracts with the same party, entered into at or near the same time, will be presumed to be a package, and the consideration will be measured and allocated to the separate units based on their relative fair values. The Company has reviewed EITF 00-21 and determined that the sale of handsets and future service under contract should be accounted for as separate units under EITF 00-21. As a result, the total consideration under these arrangements, including any related activation fees, is allocated between these separate units based on their relative fair values.

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

US Unwired acquired IWO Holdings, Inc. (“IWO”) on April 1, 2002.

On September 15, 2003, the Company executed an agreement for the purchase and sale of assets of its cellular operations and certain PCS licenses for approximately $30.0 million. The sale, which was approved by the holders of the US Unwired senior bank credit facility on October 30, 2003, is contingent upon FCC approval and other conditions.

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

US Unwired Liquidity

As of September 30, 2003, US Unwired had $62.3 million in cash and cash equivalents; availability under the US Unwired senior bank credit facility of $68.3 million; and indebtedness that consisted of $87.3 million related to the US Unwired senior bank credit facility, $347.7 million related to the US Unwired senior subordinated discount notes and $10.8 million in capital leases, promissory notes and vendor financing for a total of $445.8 million. See Note 6 for commitments and contingencies that may affect US Unwired’s liquidity. US Unwired must comply with certain financial covenants of the US Unwired senior bank credit facility and the US Unwired senior subordinated discount notes, and as of September 30, 2003, was in compliance with these financial covenants.

On October 30, 2003, the Company and the holders of the US Unwired senior bank credit facility revised certain provisions of the US Unwired $170 million senior bank credit facility through execution of the third amendment to the US Unwired senior bank credit facility. The Company and its senior lenders agreed to a revised set of financial covenants, a $40 million revolving credit facility that is subject to certain borrowing conditions, an immediate $10.0 million partial repayment of the senior bank term loans and a 0.5% increase to the interest rate. The October 30, 2003 amendment requires the Company to remit approximately $8.0 million of the planned net proceeds from the sale of its cellular operations and certain PCS licenses as discussed in Note 2 above and a portion of the net proceeds of any future asset disposals. The amendment also provides for additional restrictions on the Company’s ability to draw on the $40 million revolver that include certain financial requirements and only allow for additional draws if the Company’s cash balance falls below $15.0 million prior to March 31, 2005 or $10.0 million on or subsequent to March 31, 2005. Subject to these restrictions and after giving affect to the outstanding letters of credit as of September 30, 2003, US Unwired will have additional borrowing capacity under the amended US Unwired senior bank credit facility of $38.3 million. The Company incurred approximately $2.6 million in banking and other professional fees related to this amendment that will be paid in the fourth quarter of 2003.

The Company has updated the US Unwired business model to include its operating performance for the six months ended June 30, 2003 and the initiatives discussed below. Based upon existing assumptions in the business model, the Company believes that it will be able to comply with the financial covenants of the amended US Unwired senior bank credit and have sufficient cash to fund its operations, debt service and capital requirements over the next twelve months.

The Company’s funding status and ability to comply with these amended financial covenants is dependent upon a number of factors influencing projections of earnings and operating cash flows. These factors include subscriber growth, average monthly revenue per user (“ARPU”), cash cost per user (“CCPU”), customer churn and cost per gross addition (“CPGA”).

Should actual results differ from the underlying business model assumptions, the Company’s liquidity position and its ability to comply with the amended financial covenants could be adversely affected. The Company could be required to raise additional capital that may or may not be available on terms acceptable to the Company, if at all. This could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

IWO Liquidity

The Company has been unable to develop a business plan for IWO that provides sufficient cash to fund operations, debt service and capital requirements in 2003. The Company is in discussions with the IWO banking group to arrive at an acceptable restructuring to preserve IWO liquidity but cannot state with certainty that an acceptable plan will be forthcoming. If an acceptable restructuring plan is not agreed upon by Company and the IWO banking group, the Company will be forced to seek protection under bankruptcy for IWO.

As of September 30, 2003, IWO had $27.6 million in cash and cash equivalents and $19.3 million in restricted cash; and indebtedness that consisted of $213.2 million related to the IWO senior bank credit facility and $138.1 million related to the IWO senior notes for a total of $351.3 million. A portion of the original proceeds of the IWO senior notes offering was set aside as restricted cash to make the first six scheduled interest payments on the IWO senior notes through January 2004. Principal repayment of the IWO senior bank credit facility commences in March 2004.

Since March 2003, IWO has failed to make $7.5 million in interest payments on its $240 million senior bank credit facility and was not in compliance with its restrictive covenants under the IWO senior bank credit facility at September 30, 2003. As a result of IWO’s failure to make scheduled interest payments and the covenant violations, IWO was in default of its senior bank credit facility at September 30, 2003 and the holders of the senior bank credit facility have denied IWO access to the remaining $25.2 million of availability. As a result, the Company has classified all outstanding indebtedness of both the IWO senior bank credit facility and the IWO senior notes as a current liability.

As a result of liquidity challenges, IWO has made the decision to reduce capital expenditures for network expansion and abandon the construction of cell sites that do not provide a sufficient level of enhanced coverage. IWO recorded an asset abandonment charge of $12.4 million during the nine-month period ended September 30, 2003 for the cell sites and the related property leases of these abandoned cell sites. Included in this asset abandonment charge are cell sites that IWO is required to construct to meet the build out requirements under the IWO Sprint management agreement. Failure to complete the build out of the IWO service area will place IWO in violation of the IWO Sprint management agreement. As a result, Sprint PCS could declare IWO in default and take action up to and including termination of the IWO Sprint management agreement. At September 30, 2003, IWO’s construction in progress included $4.9 million primarily related to cell sites that IWO plans to complete and management estimates that completion of these cell sites will require approximately $8.5 million in additional costs to complete construction and place these sites in operation. IWO anticipates that only a portion of these sites will be completed in 2003.

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

The Company’s Business Strategy

The Company is undertaking a number of key initiatives designed to enable US Unwired to achieve the underlying assumptions of the US Unwired business model and preserve IWO liquidity. The Company has:

•	focused on attracting customers that are in good credit standing

•	reinstated the deposit requirement for higher credit risk subscribers and will request not to participate in any Sprint PCS programs where the Company’s analysis indicates adversely impacted levels of customer turnover or unsatisfactory economic returns.

•	restructured sales employees’ programs to pay higher commissions on subscribers with better credit ratings.

•	revised the local agent commission structure. The Company pays higher commissions for subscribers with good credit ratings. The Company has cancelled and continues to cancel agreements with local agents that target higher credit risk subscribers or provide low economic value.

•	reintroduced the pre-pay program, which requires advance payment for minutes of use. The Company believes that this program offers higher credit risk subscribers a less stressful environment in which to subscribe to the Company’s service by providing an opportunity to better manage their expenditures for the service provided and limits the Company’s bad debt exposure.

•	supplemented Sprint PCS’s customer service function with certain members of its own staff who focus on subscriber retention.

•	limited its capital expenditures to: (1) capacity and required technical upgrades of existing equipment, and (2) only adding additional cell site coverage in areas that the Company expects will produce positive cash returns as a result of either new subscriber growth or decreases in subscriber turnover.

•	continued to identify and will seek to divest of certain non-core assets.

•	undertaken a corporate wide evaluation of expenses. This includes the consolidation of functions, divesting of unused and under utilized facilities, renegotiation of vendor contracts, extension of vendor payment terms and other cost cutting measures.

•	evaluated and continues to evaluate its markets and reduce sales staffing levels and close retail outlets that do not meet its minimum internal rates of returns.

•	continued to work with Sprint PCS to improve the detail, timeliness and accuracy of information processed by Sprint PCS on the Company’s behalf.

As a result of these initiatives and operating results to date, the Company believes that US Unwired will be able to comply with the US Unwired senior bank credit facility financial covenants and have sufficient cash to fund its operations, debt service and capital requirements over the next twelve months. However, as discussed above, US Unwired’s funding status and ability to comply with these amended financial covenants is dependent upon a number of factors influencing projections of earnings and operating cash flows. While the Company believes that these initiatives have had and will continue to have a positive impact on operating results and support the ability of US Unwired to comply with its amended senior bank credit facility covenants and have sufficient cash to support the operations of US Unwired over the next twelve months, the Company cannot state with certainty that these initiatives will result in its ability to sustain IWO’s operations through the end of 2003.

4.	Details of Certain Balance Sheet Accounts

Major categories of property and equipment consisted of the following:

	September 30, 2003	December 31, 2002
	(In thousands)
Land	$890	$890
Buildings and leasehold improvements	22,355	22,713
Facilities and equipment	611,599	580,944
Furniture, fixtures and vehicles	30,192	31,885
Construction in progress	12,697	34,004

	677,733	670,436
Less accumulated depreciation and amortization	244,520	186,422

	$433,213	$484,014

Intangible assets consisted of the following:

	September 30, 2003	December 31, 2002
	(In thousands)
Sprint affiliation agreement	$35,266	$35,266
Subscriber base	81,824	81,824

	117,090	117,090
Less accumulated amortization	67,086	38,798

Intangible assets, net	$50,004	$78,292

5.	Long-Term Obligations

Long-term debt, including capital lease obligations, consisted of the following:

	September 30, 2003	December 31, 2002
	(In thousands)
US Unwired Inc. senior subordinated discount notes	$347,714	$315,707
US Unwired Inc. senior bank credit facility	87,333	90,000
Capital leases	6,938	7,269
Promissory note	3,506	3,667
Vendor financing	326	370

Total long-term obligations, US Unwired Inc.	445,817	417,013

IWO Holdings, Inc. senior notes	138,125	137,023
IWO Holdings, Inc. senior bank credit facility, in default	213,184	213,184

Total long-term obligations, IWO Holdings, Inc.	351,309	350,207

Less current maturities	361,181	5,018

Long-term obligations, excluding current maturities	$435,945	$762,202

As of September 30, 2003, US Unwired was in compliance with all financial covenants under the US Unwired senior bank credit facility and the US Unwired senior subordinated discount notes.

As discussed in Note 3 above, on October 30, 2003, the Company and the holders of the US Unwired senior bank credit facility revised certain provisions of the US Unwired $170 million senior bank credit facility. The information presented below related to the US Unwired senior bank credit facility has been updated to reflect these revisions.

Since March 2003, IWO has failed to make $7.5 million in interest payments on the IWO $240 million senior bank credit facility and was not in compliance with its restrictive covenants under its senior bank credit facility at September 30, 2003. As a result of the failure to make scheduled interest payments and the covenant violations, IWO was in default of its senior bank credit facility at September 30, 2003 and the holders of the senior bank credit facility have denied the Company access to the remaining $25.2 million of availability. As a result of this and those issues as discussed in Note 3 above, the Company has classified all outstanding indebtedness of both the IWO senior bank credit facility and the IWO senior notes as a current liability.

US Unwired Senior Subordinated Discount Notes – 13 3/8%

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

US Unwired Senior Bank Credit Facility – $170 million

The $170 million US Unwired senior bank credit facility consists of an $80 million reducing revolving credit facility and $90 million in term loans. Effective October 30, 2003, the Company and the holders of the US Unwired senior bank credit facility executed a Third Amendment to Credit Agreement that agreed to a revised set of financial covenants, the retention of a $40 million revolving credit facility, an immediate $10.0 million partial repayment of the term loans and a 0.5% increase to the interest rate. The $40 million reducing revolving credit facility will be permanently reduced by reductions of $4.0 million to $6.0 million per quarter beginning in September 2005. The US Unwired senior bank credit facility matures in 2008. The US Unwired senior bank credit facility allows for up to $2.0 million in letters of credit and any letters of credit issued by the Company reduce the amount available under the reducing revolving credit facility. The term loans are being repaid in quarterly installments that began in June 2003. All loans under the US Unwired senior bank credit facility bear interest at variable rates tied to the federal funds rate or LIBOR. The US Unwired senior bank credit facility is secured by all of the assets of the Company and its subsidiaries (other than property owned by IWO). Such collateral also secures certain interest rate protection and other hedging agreements permitted by our credit agreement that may be entered into from time to time by the Company. Lucent Technologies, Inc, is also a guarantor of a portion of our senior secured credit facility. The proceeds from the US Unwired senior bank credit facility are available for use only by US Unwired and its subsidiaries other than IWO.

IWO Senior Notes – 14%

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

IWO Senior Bank Credit Facility – $240 million

Effective December 2000, Independent Wireless One Corporation, a wholly owned subsidiary of IWO, entered into an amended and restated secured credit facility (“the IWO senior bank credit facility”) under which it may borrow up to $240 million in the aggregate consisting of up to $70 million in revolving loans and $170 million in term loans. The IWO senior bank credit facility matures in 2008. The term loans are due to be repaid in quarterly installments beginning in March 2004 and the reducing revolver matures in March 2008. All loans under the senior bank credit facility, effective with the date of the default, bear interest at a rate of 4.25-4.75 percent above the agent bank’s prime rate. The IWO senior bank credit facility is secured by all of the assets of IWO and its subsidiaries. As discussed above, the holders of the IWO senior bank credit facility have denied IWO access to the remaining $25.2 million of availability as a result of IWO’s failure to make scheduled interest payments and the covenant violations. The IWO credit facility is available for use only by IWO and its subsidiaries.

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

The Company periodically reviews all charges from Sprint PCS and from time to time, the Company may dispute certain of these charges. As of September 30, 2003, the Company had disputed approximately $14.8 million of charges to US Unwired and $6.2 of charges to IWO. Based upon the information provided to the Company by Sprint PCS to date, the Company believes the accompanying condensed consolidated balance sheet adequately reflects its obligation that may be due to Sprint PCS for these charges.

The Company’s PCS licenses and the PCS licenses that the Company operates for Sprint PCS are subject to a requirement that Sprint PCS construct network facilities that offer coverage to 25% of the population or have substantial service in each of its Basic Trading Areas (“BTAs”) within five years from the grant of the licenses. As of September 30, 2003, management believes that Sprint PCS has met the requirements necessary for the licenses that the Company operates for Sprint PCS under the Sprint PCS affiliation agreements and that the Company has met the requirements necessary for the licenses that it owns.

On July 11, 2003, the Company and two of its subsidiaries, Louisiana Unwired, LLC and Texas Unwired (“the Company”), filed suit in the U.S. District Court for the Western District of Louisiana, against Sprint Corporation, Sprint Spectrum, L.P., Wireless, L.P. and Sprintcom, Inc. (collectively, “Sprint”). The suit alleges violations of the Racketeer Influenced and Corrupt Organizations Act, breach of fiduciary duty and fraud arising out of Sprint’s conduct in its dealings with the plaintiff companies. It seeks treble actual damages in unspecified amounts and appointment of a receiver over property and assets controlled by Sprint in Louisiana. On September 25, 2003, the Company filed an amended complaint to include contractual claims. On October 20, 2003, Sprint submitted their Answer, Defenses, and Counterclaim of Defendants seeking dismissal of US Unwired’s First Amended Complaint and filing a counter-claim for approximately $13.3 million related primarily to contractual disputes as discussed above. On October 21, 2003, Sprint filed a Defendants’ Partial Motion for Judgment on the Proceedings seeking partial dismissal of claims filed in the First Amended Complaint. On October 21, 2003, Sprint filed Defendant’s Motion to Strike Plaintiffs’ Jury Demand from the First Amended Complaint.

On October 10, 2003, Sprint PCS remitted to the Company a $3.0 million settlement primarily related to uncollected regulatory fees charged to subscribers. The Company had previously recognized this amount as bad debt expense and will record a benefit in the fourth quarter of 2003.

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

Had compensation expense for the Company’s stock option plan been determined in accordance with SFAS No. 123, the Company’s net loss and basic and diluted net loss per share of common stock for the three and nine-month periods ended September 30, 2003 and 2002 would have been:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net loss:
As reported	$(31,307)	$(53,803)	$(123,799)	$(131,910)
Add recorded non-cash stock compensation	266	1,400	2,397	3,802
Less stock compensation in accordance with SFAS No. 123	(728)	(2,487)	(4,647)	(7,264)

Pro forma net loss	$(31,769)	$(54,890)	$(126,049)	$(135,372)

Basic and diluted loss per share:
As reported	$(0.25)	$(0.42)	$(0.96)	$(1.15)

Pro forma net loss per share	$(0.25)	$(0.43)	$(0.98)	$(1.18)

9.	Condensed Consolidating Financial Information

As discussed in Note 5, the US Unwired Senior Subordinated Discount Notes are guaranteed by certain of the Company’s subsidiaries. The following information presents the condensed consolidating balance sheets as of September 30, 2003 and December 31, 2002 and the condensed consolidating statements of operations and cash flows for the three and nine-month periods ended September 30, 2003 and September 30, 2002 of (a) the “Parent” Company, US Unwired Inc., (b) the “Guarantors”, Unwired Telecom Corporation and Louisiana Unwired, and (c) the “Non-Guarantor”, IWO, and includes eliminating entries and the Company on a consolidated basis.

The separate consolidated financial statements of IWO, including disclosure of condensed consolidating financial information for IWO, are included in IWO’s separate Form 10-Q filing.

Condensed Consolidating Balance Sheet

	As of September 30, 2003
	US Unwired Inc. (Parent)	Unwired Telecom Corporation (Guarantor)	Louisiana Unwired LLC (Guarantor)	Total Guarantors	IWO Holdings, Inc. (Non-Guarantor)	Consolidating Entries	Consolidated
	(in thousands)
ASSETS:
Current Assets
Cash and cash equivalents	$59,967	$421	$1,913	$2,334	$27,636	$—	$89,937
Restricted cash	—	—	—	—	19,294	—	19,294
Subscriber receivables, net	—	1,053	22,466	23,519	12,436	—	35,955
Other receivables	51	—	2,636	2,636	367	—	3,054
Inventory	—	128	3,277	3,405	1,459	—	4,864
Prepaid expenses and other assets	2,092	232	10,286	10,518	6,740	—	19,350
Receivables from (payables to) related parties	(486)	12	924	936	195	—	645
Receivables from officers	85	—	—	—	—	—	85

Total current assets	61,709	1,846	41,502	43,348	68,127	—	173,184
Property and equipment, net	10,763	6,621	246,062	252,683	169,767	—	433,213
Goodwill and other intangible assets, net	—	—	63,598	63,598	33,111	—	96,709
Notes receivable from consolidated and unconsolidated affiliates	158,089	32,998	—	32,998	177	(189,396)	1,868
Other assets	10,365	14	11,741	11,755	16,772	—	38,892

Total assets	$240,926	$41,479	$362,903	$404,382	$287,954	$(189,396)	$743,866

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$570	$447	$10,885	$11,332	$11,333	$—	$23,235
Accrued expenses	8,665	821	44,370	45,191	32,078	—	85,934
Current maturities of long term debt	40,480	63	158,549	158,612	351,309	(189,220)	361,181

Total current liabilities	49,715	1,331	213,804	215,135	394,720	(189,220)	470,350
Long term debt, net of current maturities	429,205	263	6,477	6,740	—	—	435,945
Deferred gain	—	12	30,058	30,070	468	—	30,538
Investments in and advances to unconsolidated affiliates	7,884	2,044	107,428	109,472	—	(113,420)	3,936

Stockholders’ equity (deficit):
Common stock	1,288	—	—	—	1	(1)	1,288
Treasury stock	(10)	—	—	—	—	—	(10)
Additional paid in capital	655,727	1,947	803,807	805,754	446,449	(1,253,324)	654,606
Retained earnings (deficit)	(902,883)	35,882	(798,671)	(762,789)	(553,684)	1,366,746	(852,610)
Promissory note	—	—	—	—	—	(177)	(177)

Total stockholders’ equity (deficit)	(245,878)	37,829	5,136	42,965	(107,234)	113,244	(196,903)

Total liabilities and stockholders’ equity (deficit)	$240,926	$41,479	$362,903	$404,382	$287,954	$(189,396)	$743,866

Condensed Consolidating Balance Sheet

	As of December 31, 2002
	US Unwired Inc. (Parent)	Unwired Telecom Corporation (Guarantor)	Louisiana Unwired LLC (Guarantor)	Total Guarantors	IWO Holdings, Inc. (Non-Guarantor)	Consolidating Entries	Consolidated
	(in thousands)
ASSETS:
Current Assets
Cash and cash equivalents	$23,025	$2,605	$1,347	$3,952	$35,008	$—	$61,985
Restricted cash and US Treasury securities at amortized cost-held to maturity	—	—	—	—	33,218	—	33,218
Subscriber receivables, net	—	1,403	34,481	35,884	11,843	—	47,727
Other receivables	33	1	1,030	1,031	1,597	—	2,661
Inventory	—	99	2,637	2,736	2,579	—	5,315
Prepaid expenses and other assets	1,012	63	9,323	9,386	4,679	—	15,077
Receivables from (payables to) related parties	(1,362)	402	1,307	1,709	320	14	681
Receivables from officers	101	—	—	—	—	—	101

Total current assets	22,809	4,573	50,125	54,698	89,244	14	166,765
Property and equipment, net	11,844	9,031	273,261	282,292	189,878	—	484,014
Restricted cash	—	—	—	—	8,000	—	8,000
Goodwill and other intangible assets, net	—	—	74,736	74,736	55,517	—	130,253
Notes receivable from consolidated and unconsolidated affiliates	187,600	25,609	—	25,609	174	(211,572)	1,811
Other assets	11,572	108	11,295	11,403	17,612	—	40,587

Total assets	$233,825	$39,321	$409,417	$448,738	$360,425	$(211,558)	$831,430

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,164	$1,054	$11,089	$12,143	$14,994	$—	$28,301
Accrued expenses	3,803	816	33,726	34,542	29,320	—	67,665
Current maturities of long term debt	28,313	59	188,044	188,103	—	(211,398)	5,018

Total current liabilities	33,280	1,929	232,859	234,788	44,314	(211,398)	100,984
Long term debt, net of current maturities	404,860	310	6,825	7,135	350,207	—	762,202
Deferred gain	—	107	33,523	33,630	951	—	34,581
Investments in and advance to unconsolidated affiliates	(88,013)	2,009	35,240	37,249	—	54,665	3,901
Stockholders’ equity (deficit):
Common stock	1,288	—	—	—	1	(1)	1,288
Additional paid in capital	659,180	1,947	809,067	811,014	446,449	(1,259,184)	657,459
Retained earnings (deficit)	(776,770)	33,019	(708,097)	(675,078)	(481,497)	1,204,534	(728,811)
Promissory note	—	—	—	—	—	(174)	(174)

Total stockholders’ equity (deficit)	(116,302)	34,966	100,970	135,936	(35,047)	(54,825)	(70,238)

Total liabilities and stockholders’ equity (deficit)	$233,825	$39,321	$409,417	$448,738	$360,425	$(211,558)	$831,430

Condensed Consolidating Statement of Operations

	Three-month period ended September 30, 2003
	US Unwired Inc. (Parent)	Unwired Telecom Corporation (Guarantor)	Louisiana Unwired LLC (Guarantor)	Total Guarantors	IWO Holdings, Inc. (Non- Guarantor)	Consolidating Entries	Consolidated
	(in thousands)
Revenues:
Subscriber	$—	$2,722	$64,521	$67,243	$34,042	$—	$101,285
Roaming	—	688	24,351	25,039	10,257	(142)	35,154
Merchandise sales	—	193	3,887	4,080	1,750	—	5,830
Other revenue	7,117	117	335	452	120	(7,026)	663

Total revenues	7,117	3,720	93,094	96,814	46,169	(7,168)	142,932
Expenses:
Cost of service	—	1,219	36,270	37,489	17,788	(235)	55,042
Merchandise cost of goods sold	—	252	8,467	8,719	3,284	—	12,003
General and administrative	7,117	581	21,724	22,305	10,960	(6,933)	33,449
Sales and marketing	—	778	11,480	12,258	7,149	—	19,407
Non-cash stock compensation	218	56	(8)	48	—	—	266
Depreciation and amortization	698	472	15,440	15,912	13,786	—	30,396
IWO asset abandonment charge	—	—	—	—	—		—

Total operating expense	8,033	3,358	93,373	96,731	52,967	(7,168)	150,563

Operating income (loss)	(916)	362	(279)	83	(6,798)	—	(7,631)
Other income (expense)
Interest income (expense), net	(11,301)	364	(1,989)	(1,625)	(10,789)	—	(23,715)
Gain on sale of assets	—	11	2	13	(31)	—	(18)

Total other income (expense)	(11,301)	375	(1,987)	(1,612)	(10,820)	—	(23,733)
Equity in income (losses) of unconsolidated subsidiaries	(19,628)	57	(17,618)	(17,561)	—	37,246	57

Net income (loss)	$(31,845)	$794	$(19,884)	$(19,090)	$(17,618)	$37,246	$(31,307)

Condensed Consolidating Statement of Operations

	Three-month period ended September 30, 2002
	US Unwired Inc. (Parent)	Unwired Telecom Corporation (Guarantor)	Louisiana Unwired LLC (Guarantor)	Total Guarantors	IWO Holding Corp (Non- Guarantor)	Consolidating Entries	Consolidated
	(in thousands)
Revenues:
Subscriber	$—	$3,093	$58,696	$61,789	$28,970	$—	$90,759
Roaming	—	1,873	39,332	41,205	11,806	—	53,011
Merchandise sales	—	169	2,392	2,561	1,881	—	4,442
Other revenue	8,556	119	371	490	11	(8,451)	606

Total revenues	8,556	5,254	100,791	106,045	42,668	(8,451)	148,818
Expenses:
Cost of service	—	1,214	48,123	49,337	18,325	(92)	67,570
Merchandise cost sales	—	301	6,915	7,216	2,741	—	9,957
General and administrative	8,556	1,176	27,635	28,811	14,347	(8,359)	43,355
Sales and marketing	—	1,009	15,569	16,578	11,421	—	27,999
Non-cash stock compensation	1,268	81	51	132	—	—	1,400
Depreciation and amortization	801	559	16,045	16,604	15,326	—	32,731

Total operating expense	10,625	4,340	114,338	118,678	62,160	(8,451)	183,012

Operating income (loss)	(2,069)	914	(13,547)	(12,633)	(19,492)	—	(34,194)
Other income (expense)
Interest income (expense), net	(9,615)	275	(2,286)	(2,011)	(8,889)	—	(20,515)
Gain on sale of assets	8	—	2	2	—	—	10

Total other income (expense)	(9,607)	275	(2,284)	(2,009)	(8,889)	—	(20,505)
Equity in income (losses) of unconsolidated subsidiaries	(42,764)	47	(26,499)	(26,452)	—	69,331	115

Income (loss) before income tax benefit	(54,440)	1,236	(42,330)	(41,094)	(28,381)	69,331	(54,584)
Income tax benefit	(781)	—	—	—	(1,882)	1,882	(781)

Net income (loss)	$(53,659)	$1,236	$(42,330)	$(41,094)	$(26,499)	$67,449	$(53,803)

Condensed Consolidating Statement of Operations

	Nine-month period ended September 30, 2003
	US Unwired Inc. (Parent)	Unwired Telecom Corporation (Guarantor)	Louisiana Unwired LLC (Guarantor)	Total Guarantors	IWO Holdings, Inc. (Non-Guarantor)	Consolidating Entries	Consolidated
	(in thousands)
Revenues:
Subscriber	$—	$8,504	$189,521	$198,025	$96,785	$—	$294,810
Roaming	—	2,327	67,594	69,921	25,641	(427)	95,135
Merchandise sales	—	562	11,729	12,291	4,979	—	17,270
Other revenue	25,154	354	935	1,289	397	(24,873)	1,967

Total revenues	25,154	11,747	269,779	281,526	127,802	(25,300)	409,182
Expenses:
Cost of service	—	3,398	105,254	108,652	52,026	(705)	159,973
Merchandise cost of goods sold	—	864	21,431	22,295	8,159	—	30,454
General and administrative	25,154	1,818	68,372	70,190	35,694	(24,595)	106,443
Sales and marketing	—	2,433	40,659	43,092	22,266	—	65,358
Non-cash stock compensation	2,088	215	94	309	—	—	2,397
Depreciation and amortization	2,011	1,482	46,304	47,786	40,751	—	90,548
IWO asset abandonment charge	—	—	—	—	12,403	—	12,403

Total operating expense	29,253	10,210	282,114	292,324	171,299	(25,300)	467,576

Operating income (loss)	(4,099)	1,537	(12,335)	(10,798)	(43,497)	—	(58,394)
Other income (expense)
Interest income (expense), net	(31,978)	1,042	(6,058)	(5,016)	(28,660)	—	(65,654)
Gain on sale of assets	—	79	10	89	(31)	—	58

Total other income (expense)	(31,978)	1,121	(6,048)	(4,927)	(28,691)	—	(65,596)
Equity in income (losses) of unconsolidated subsidiaries	(90,037)	205	(72,188)	(71,983)	—	162,211	191

Net income (loss)	$(126,114)	$2,863	$(90,571)	$(87,708)	$(72,188)	$162,211	$(123,799)

Condensed Consolidating Statement of Operations

	Nine-month period ended September 30, 2002
	US Unwired Inc. (Parent)	Unwired Telecom Corporation (Guarantor)	Louisiana Unwired LLC (Guarantor)	Total Guarantors	IWO Holding Corp (Non-Guarantor)	Consolidating Entries	Consolidated
	(in thousands)
Revenues:
Subscriber	$—	$9,926	$169,104	$179,030	$57,397	$—	$236,427
Roaming	—	7,744	104,697	112,441	20,914	—	133,355
Merchandise sales	—	459	9,097	9,556	3,915	—	13,471
Other revenue	22,208	364	1,159	1,523	18	(21,702)	2,047

Total revenues	22,208	18,493	284,057	302,550	82,244	(21,702)	385,300
Expenses:
Cost of service	—	3,876	131,647	135,523	37,162	(279)	172,406
Merchandise cost of sales	—	1,057	21,758	22,815	5,449	—	28,264
General and administrative	22,208	3,106	77,217	80,323	26,313	(21,423)	107,421
Sales and marketing	—	3,034	54,831	57,865	20,059	—	77,924
Non-cash stock compensation	3,405	243	154	397	—	—	3,802
Depreciation and amortization	3,933	1,668	42,934	44,602	30,031	—	78,566

Total operating expense	29,546	12,984	328,541	341,525	119,014	(21,702)	468,383

Operating loss	(7,338)	5,509	(44,484)	(38,975)	(36,770)	—	(83,083)
Other income (expense)
Interest income (expense), net	(27,383)	586	(6,254)	(5,668)	(17,350)	—	(50,401)
Gain on sale of assets	8	—	5	5	—	—	13

Total other (income) expense	(27,375)	586	(6,249)	(5,663)	(17,350)	—	(50,388)
Equity in income (losses) of unconsolidated subsidiaries	(101,363)	355	(49,616)	(49,261)	—	151,404	780

Income (loss) before income tax benefit	(136,076)	6,450	(100,349)	(93,899)	(54,120)	151,404	(132,691)
Income tax benefit	(781)	—	—	—	(4,504)	4,504	(781)

Net income (loss)	$(135,295)	$6,450	$(100,349)	$(93,899)	$(49,616)	$146,900	$(131,910)

Condensed Consolidating Statement of Cash Flows

	Nine-month period ended September 30, 2003
	US Unwired Inc. (Parent)	Unwired Telecom Corporation (Guarantor)	Louisiana Unwired LLC (Guarantor)	Total Guarantors	IWO Holdings, Inc. (Non-Guarantor)	Consolidating Entries	Consolidated
	(in thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$3,162	$4,647	$45,253	$49,900	$(18,070)	$—	$34,992

Cash flows from investing activities:
Proceeds from restricted cash	—	—	—	—	21,924	—	21,924
Proceeds from the sale of assets	—	350	—	350	—	—	350
Investments in unconsolidated affiliates	—	250	—	250			250
Payments for the purchase of equipment	(236)	(54)	(14,845)	(14,899)	(11,226)	—	(26,361)
Disbursement of intercompany note	29,511	(7,333)	—	(7,333)	—	(22,178)	—

Net cash provided by (used in) investing activities	29,275	(6,787)	(14,845)	(21,632)	10,698	(22,178)	(3,837)

Cash flows from financing activities:
Principal payments of long-term debt	(3,607)	(44)	(67,147)	(67,191)	—	67,595	(3,203)
Proceeds from long-term debt	8,112	—	37,305	37,305	—	(45,417)	—

Net cash provided by (used in) financing activities	4,505	(44)	(29,842)	(29,886)	—	22,178	(3,203)

Net increase (decrease) in cash and cash equivalents	36,942	(2,184)	566	(1,618)	(7,372)	—	27,952
Cash and cash equivalents at beginning of period	23,025	2,605	1,347	3,952	35,008	—	61,985

Cash and cash equivalents at end of period	$59,967	$421	$1,913	$2,334	$27,636	$—	$89,937

Condensed Consolidating Statement of Cash Flows

	Nine-month period ended September 30, 2002
	US Unwired Inc. (Parent)	Unwired Telecom Corporation (Guarantor)	Louisiana Unwired LLC (Guarantor)	Total Guarantors	IWO Holding Corp (Non-Guarantor)	Consolidating Entries	Consolidated
	(in thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$6,954	$16,764	$(21,510)	$(4,746)	$(30,536)	$2,564	$(25,764)

Cash flows from investing activities:
Payments for the purchase of equipment	(1,853)	(1,047)	(55,004)	(56,051)	(40,737)	—	(98,641)
Acquisition of business, net of cash acquired	(61,990)	—	3,137	3,137	—	(2,564)	(61,417)
Proceeds from maturities of investments	—	—	—	—	33,167	—	33,167
Proceeds from the sale of assets	303	—	10,016	10,016	—	—	10,319
Proceeds from restricted cash	—	—	—	—	10,682	—	10,682
Investments in unconsolidated affiliates	—	750	—	750	—	—	750
Disbursement of intercompany note	(50,935)	(18,368)	—	(18,368)	—	69,303	—

Net cash provided by (used in) investing activities	(114,475)	(18,665)	(41,851)	(60,516)	3,112	66,739	(105,140)

Cash flows from financing activities:
Proceeds from long-term debt	58,368	—	78,701	78,701	30,000	(97,069)	70,000
Proceeds from stock options exercised	212	—	—	—	—	—	212
Proceeds from promissory notes	—	—	—	—	20	—	20
Principal payments of long-term debt	(161)	(41)	(28,081)	(28,122)	—	27,766	(517)
Debt issuance costs	(762)	—	—	—	—	—	(762)

Net cash provided by (used in) financing activities	57,657	(41)	50,620	50,579	30,020	(69,303)	68,953

Net increase (decrease) in cash and cash equivalents	(49,864)	(1,942)	(12,741)	(14,683)	2,596	—	(61,951)
Cash and cash equivalents at beginning of period	79,184	4,418	15,888	20,306	1,099	—	100,589

Cash and cash equivalents at end of period	$29,320	$2,476	$3,147	$5,623	$3,695	$—	$38,638

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, activation fee revenues and related expense, determination of fair value of separate units for the application of EITF 00-21, revenue recognition of contract cancellation and late fees, inventory reserves, intangible assets and contingencies. We base our estimates on our historical experience, the historical experience of Sprint PCS and the historical experience of other Sprint PCS affiliates and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may vary from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our significant judgments and estimates used in the preparation of our consolidated financial statements.

Reliance on Sprint PCS Processing

We rely on Sprint PCS for much of our financial reporting information including: revenues; commissions paid to national retailers; fees paid for customer care and billing; roaming revenue and roaming expense on the Sprint PCS and Sprint PCS affiliate network; and, the maintenance of accounts receivable, including cash collections and the write off of customer balances that are not collectible and the accuracy of our accounts receivable balance. Where uncertainty exists regarding revenues, we do not record these revenues until substantive information has been provided to ensure that such revenues have been earned. Based upon the timing of the information received from Sprint PCS, we make certain assumptions that the information is accurate and that it is consistent with historical trends. We also rely upon the evaluation of internal controls as performed by Sprint PCS’s external auditors that were performed in accordance with AICPA Statement on Auditing Standards (SAS) No. 70.

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

For sales channels other than our retail outlets, we defer revenues collected for activation fees over the estimated life of the subscriber relationship, which we believe to be 15-24 months, based upon our historical trends of average customer lives and discussions with Sprint PCS. For these same sales channels, we also defer an activation expense in an amount equal to the activation fee revenue and amortize this expense in an amount equal to the activation fee revenue over the life of the subscriber relationship. If the estimated life of the subscriber relationship increases or decreases, the amounts of deferred revenue and deferred expense will be adjusted over the revised estimated life of the subscriber relationship. For our retail sales channels, the sale of handsets and future service under contract are accounted for as separate units under EITF 00-21. As a result, the total consideration under these arrangements, including any related activation fees, is allocated between these separate units based upon their relative fair values. The determination of fair values for these separate units can vary depending upon market conditions.

Inventory Reserves

We review our inventory semi-annually and write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be necessary.

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

US Unwired Liquidity

As of September 30, 2003, US Unwired had $62.3 million in cash and cash equivalents; availability under the US Unwired senior bank credit facility of $68.3 million; and indebtedness that consisted of $87.3 million related to the US Unwired senior bank credit facility, $347.7 million related to the US Unwired senior subordinated discount notes and $10.8 million in capital leases, promissory notes and vendor financing for a total of $445.8 million. See Note 6 for commitments and contingencies that may affect US Unwired’s liquidity. US Unwired must comply with certain financial covenants of the US Unwired senior bank credit facility and the US Unwired senior subordinated discount notes, and as of September 30, 2003, was in compliance with these financial covenants.

On September 15, 2003, we executed an agreement for the purchase and sale of assets of US Unwired’s cellular operations and certain PCS licenses for approximately $30.0 million. The sale, which was approved by the holders of the US Unwired senior bank credit facility on October 30, 2003, is contingent upon FCC approval and other conditions.

On October 30, 2003, we and the holders of the US Unwired senior bank credit facility revised certain provisions of the US Unwired $170 million senior bank credit facility through execution of the third amendment to the US Unwired senior bank credit facility. We and our senior lenders agreed to a revised set of financial covenants, a $40 million revolving credit facility that is subject to certain borrowing conditions, an immediate $10.0 million partial repayment of the senior bank term loans and a 0.5% increase to the interest rate. The October 30, 2003 amendment requires us to remit approximately $8.0 million of the planned net proceeds from the sale of our cellular operations and certain PCS licenses as discussed above and a portion of the net proceeds of any future asset disposals. The amendment also provides for additional restrictions on our ability to draw on the $40.0 million revolver that includes certain financial requirements and only allow for additional draws if our cash balance falls below $15.0 million prior to March 31, 2005 or $10.0 million on or subsequent to March 31, 2005. Subject to these restrictions and after giving affect to the outstanding letters of credit as of September 30, 2003, we will have additional borrowing capacity under the US Unwired senior bank credit facility of $38.3 million. We incurred approximately $2.6 million in banking and other professional fees related to this amendment that will be paid in the fourth quarter of 2003.

We have updated the US Unwired business model to include our operating performance for the six months ended June 30, 2003 and the initiatives discussed below. Based upon existing assumptions in the business model, we believe that we will be able to comply with the financial covenants of the amended US Unwired senior bank credit facility and have sufficient cash to fund its operations, debt service and capital requirements over the next twelve months.

Our funding status and ability to comply with these amended financial covenants is dependent upon a number of factors influencing projections of earnings and operating cash flows. These factors include subscriber growth, average monthly revenue per user (“ARPU”), cash cost per user (“CCPU”), customer churn and cost per gross addition (“CPGA”).

Should actual results differ from the underlying business model assumptions, our liquidity position and ability to comply with the amended financial covenants could be adversely affected. We could be required to raise additional capital that may or may not be available on terms acceptable us, if at all. This could have a material adverse effect on our ability to achieve our intended business objectives.

IWO Liquidity

We have been unable to develop a business plan for IWO that provides sufficient cash to fund operations, debt service and capital requirements in 2003. We are in discussions with the IWO banking group to arrive at an acceptable restructuring to preserve IWO liquidity but cannot state with certainty that an acceptable plan will be forthcoming. If an acceptable restructuring plan is not agreed upon by us and the IWO banking group, we will be forced to seek protection under bankruptcy for IWO.

As of September 30, 2003, IWO had $27.6 million in cash and cash equivalents and $19.3 million in restricted cash; and indebtedness that consisted of $213.2 million related to the IWO senior bank credit facility and $138.1 million related to the IWO senior notes for a total of $351.3 million. A portion of the original proceeds of the IWO senior notes offering was set aside as restricted cash to make the first six scheduled interest payments on the IWO senior notes through January 2004. Principal repayment of the IWO senior bank credit facility commences in March 2004.

Since March 2003, IWO has failed to make $7.5 million in interest payments on the IWO $240 million senior bank credit facility and was not in compliance with its restrictive covenants under the IWO senior bank credit facility at September 30, 2003. As a result of IWO’s failure to make scheduled interest payments and the covenant violations, IWO was in default of the IWO senior bank credit facility at September 30, 2003 and the holders of the senior bank credit facility have denied IWO access to the remaining $25.2 million of availability. As a result, we have classified all outstanding indebtedness of both the IWO senior bank credit facility and the IWO senior notes as a current liability.

As a result of liquidity challenges, IWO has made the decision to reduce capital expenditures for network expansion and abandon the construction of cell sites that do not provide a sufficient level of enhanced coverage. IWO recorded an asset abandonment charge of $12.4 million during the nine-month period ended September 30, 2003 for the cell sites and the related property leases of these abandoned cell sites. Included in this asset abandonment charge are cell sites that IWO is required to construct to meet the build out requirements under the IWO Sprint management agreement. Failure to complete the build out of the IWO service area will place IWO in violation of the IWO Sprint management agreement. As a result, Sprint PCS could declare IWO in default and take action up to and including termination of the IWO Sprint management agreement. At September 30, 2003, IWO’s construction in progress included $4.9 million primarily related to cell sites that IWO plans to complete, and we estimate that completion of these cell sites will require approximately $8.5 million in additional costs to complete construction and place these sites in operation. We anticipate that only a portion of these sites will be completed in 2003.

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

Our Business Strategy

We are undertaking a number of key initiatives designed to enable US Unwired to achieve the underlying assumptions of the US Unwired business model and preserve IWO liquidity. We have:

•	focused on attracting customers that are in good credit standing

•	reinstated the deposit requirement for higher credit risk subscribers and will request not to participate in any Sprint PCS programs where our analysis indicates adversely impacted levels of customer turnover or unsatisfactory economic returns.

•	restructured sales employees’ programs to pay higher commissions on subscribers with better credit ratings.

•	revised the local agent commission structure. We pay higher commissions for subscribers with good credit ratings. We have cancelled and continue to cancel agreements with local agents that target higher credit risk subscribers or provide low economic value.

•	reintroduced the pre-pay program, which requires advance payment for minutes of use. We believe that this program offers higher credit risk subscribers a less stressful environment in which to subscribe to our service by providing an opportunity to better manage their expenditures for the service provided and limits our bad debt exposure

•	supplemented Sprint PCS’s customer service function with certain members of our own staff who focus on subscriber retention.

•	limited our capital expenditures to: (1) capacity and required technical upgrades of existing equipment, and (2) only adding additional cell site coverage in areas that we expect will produce positive cash returns as a result of either new subscriber growth or decreases in subscriber turnover.

•	continued to identify and will seek to divest of certain non-core assets.

•	undertaken a corporate wide evaluation of expenses. This includes the consolidation of functions, divesting of unused and under utilized facilities, renegotiation of vendor contracts, extension of vendor payment terms and other cost cutting measures.

•	evaluated and continue to evaluate our markets and reduce sales staffing levels and close retail outlets that do not meet its minimum internal rates of returns.

•	continued to work with Sprint PCS to improve the detail, timeliness and accuracy of information processed by Sprint PCS on our behalf.

As a result of these initiatives and operating results to date, we believe that US Unwired will be able to comply with the US Unwired senior bank credit facility financial covenants and have sufficient cash to fund its operations, debt service and capital requirements over the next twelve months. However, as discussed above, US Unwired’s funding status and ability to comply with these amended financial covenants is dependent upon a number of factors influencing projections of earnings and operating cash flows. While we believe that these initiatives have had and will continue to have a positive impact on operating results and support the ability of US Unwired to comply with its amended senior bank credit facility covenants and have sufficient cash to support the operations of US Unwired over the next twelve months, we cannot state with certainty that these initiatives will result in our ability to sustain IWO operations through the end of 2003.

Cash Flows

Net cash provided by operating activities during the nine-month period ended September 30, 2003 was $35.0 million. Net cash used in investing activities during the nine-month period ended September 30, 2003 was $3.8 million and included $21.9 million in proceeds of restricted cash, $350,000 in proceeds from the sale of assets and $250,000 in distributions from unconsolidated affiliates offset by $26.4 million for capital expenditures. Cash used in financing activities during the nine-month period ended September 30, 2003 was $3.2 million and represented principal repayment of long-term debt.

Results of Operations

PCS Performance Measurements and Metrics (Non-GAAP Terms)

The wireless telecommunications industry uses terms such as subscriber additions, average revenue per user, churn and cost per gross addition as performance measurements or metrics. None of these terms are measures of financial performance under accounting principles generally accepted in the United States (“GAAP”). When we use these terms, they may not be comparable to similar terms used by other wireless telecommunications companies.

	Three month period ended September 30,		Nine month period ended September 30,
	2003	2002	2003	2002
Subscribers

Gross Additions	68,635	85,697	227,993	242,231

Net Additions	2,656	2,227	37,157	53,918

Total Customers	595,724	541,281	595,724	541,281

Churn	3.5%	4.9%	3.4%	4.1%

Average Revenue Per User, Monthly

Including Roaming	$74.54	$85.97	$72.02	$85.42

Without Roaming	$55.22	$54.30	$54.39	$54.95

Cash Cost Per User, Monthly

Including Roaming	$48.52	$67.16	$49.57	$66.07

Without Roaming	$35.37	$43.89	$37.19	$43.64

Cost Per Gross Addition	$360	$378	$332	$368

Average Monthly MOUs Per Subscriber

Home	580	463	558	458

Roaming Off Our Network	188	144	174	131

System MOUs (Millions)

Subscriber	1,035	747	2,937	1,889

Roaming	481	333	1,259	763

Licensed POPs (Millions)	17.6	17.6	17.6	17.6

Covered POPs (Millions)	12.8	12.6	12.8	12.6

Towers (Owned and Leased)	1,864	1,754	1,864	1,754

Cum. CapEx Per Covered POP	$49.88	$47.15	$49.88	$47.15

Subscribers

We refer to our customers as “subscribers”. Gross additions refer to the total number of new subscribers added during the period. Net subscribers refer to the total number of new subscriber additions during the period reduced by any subscribers that have cancelled or terminated their service with us during this same period.

The number of gross additions decreased for the three and nine-month periods ended September 30, 2003 as compared to the three and nine-month periods ended September 30, 2002 primarily as a result of our marketing efforts to target customers of good credit quality and the re-institution and increase of deposits for credit challenged subscribers.

The number of net additions was comparable for the three-month periods ended September 30, 2003 and September 30, 2002. The number of net additions decreased for the nine-month period ended September 30, 2003 as compared to the nine-month period ended September 30, 2002 primarily as a result of a reduction in gross additions that was partially offset by an improvement in subscriber churn, as discussed below.

Churn

Churn is the monthly rate of customer turnover expressed as a percentage of our overall average customers for the reporting period. Customer turnover includes both customers that elected voluntarily to not continue using our service and customers that were involuntarily terminated from using our service because of non-payment. Churn is calculated by dividing the sum of (i) the number of customers that discontinue service; (ii) less those customers discontinuing their service within 30 days of their original activation date; (iii) adding back those customers that reactivate their service, by our overall average customers for the reporting period; and, (iv) dividing by the number of months in the period. The decrease in churn for the three and nine-month periods ended September 30, 2003 as compared to the three and nine-month periods ended September 30, 2002 was primarily as a result of a continuing improvement in the credit quality of our subscriber base.

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

Effective January 1, 2003, Sprint PCS reduced the reciprocal travel rate for Louisiana Unwired from $0.20 per minute in 2002 to $0.058 per minute in 2003 and for Texas Unwired and Georgia PCS Management Inc. (“Georgia PCS”), both subsidiaries of LA Unwired, and IWO from $0.10 per minute in 2002 to $0.058 per minute in 2003. For the three-month period ended September 30, 2003, the reduction in the travel rate has resulted in a $35.0 million decrease to our revenues, a $29.6 million decrease to our expenses and a reduction to our cash flow of $5.4 million. For the nine-month period ended September 30, 2003 the reduction in the travel rate has resulted in a $95.5 million decrease to our revenues, a $77.1 million decrease to our expenses and a reduction to our cash flow of $18.4 million.

Average Revenue per User

Average revenue per user (“ARPU”) is the average monthly service revenue per subscriber and is calculated by dividing total subscriber revenue for the period by the average number of subscribers during the period. We present ARPU excluding and including roaming revenue. The increase in ARPU excluding roaming for the three-month period ended September 30, 2003 as compared to the three-month period ended September 30, 2002 was primarily as a result of an E-911 reimbursement as discussed below in Subscriber Revenues that added $1.74. The decrease in ARPU excluding roaming for the nine-month period ended September 30, 2003 as compared to the nine-month period ended September 30, 2002 was primarily as a result of the E-911 reimbursement offset by subscriber plans that offer more generous allotment of minutes. The decrease in ARPU including roaming for the three and nine-month periods ended September 30, 2003 as compared to the three and nine-month periods ended September 30, 2002 was primarily as a result of the reduction in the reciprocal travel rate as discussed above.

Cash Cost per User

Cash cost per user (“CCPU”) is a measure of the average monthly operating costs to operate the business on a per user basis consisting of subscriber support, network operations, service delivery, roaming expense, bad debt expense, wireless handset upgrade subsidies (but not commissions) and other general and administrative costs, divided by average subscribers for the period. The decrease in CCPU for the three and nine-month periods ended September 30, 2003 as compared to the three and nine-month periods ended September 30, 2002 was primarily as a result of reductions in roaming expense and bad debt expense.

Cost per Gross Addition

Cost per gross addition (“CPGA”) summarizes the average cost to acquire new customers during the reporting period. CPGA is computed by adding selling and marketing expenses and cost of equipment and reducing the amount by the revenue from handset and accessory sales. The net amount is divided by the number of total new subscribers added for the period. The decrease in CPGA for the three and nine-month periods ended September 30, 2003 as compared to the three and nine-month periods ended September 30, 2002 was primarily as a result of an overall decrease in selling and marketing expenses.

Average Monthly Minutes of Use per Subscriber

We calculate average monthly minutes of use (“MOUs) per subscriber to provide us with an indication of the effectiveness of our basic service plans. We calculate average monthly MOUs per subscriber by dividing total subscriber minutes with and without roaming by the average number of our subscribers. Our average subscriber MOUs with and without roaming are increasing primarily as a result of more generous allotments of minutes in our basic service plans.

System Minutes of Use

System minutes of Use (“MOUs”) provide an indication of total network (“system”) usage. We track and evaluate system usage for our subscribers as well as other Sprint PCS, Sprint PCS affiliates and non-Sprint PCS subscribers using our system in order to assess network capacity. Our overall system minutes are increasing primarily as a result of increases in subscribers and increases in minutes allotted to subscriber plans.

Resident Population/Service Area

Our service area comprises a population (“Licensed POPs”) of approximately 17.6 million residents. When we use the term “Covered POPs”, we refer to that portion of residents in our service area that have service available as a result of our network build out. The number of people in our service area does not represent the number of Sprint PCS subscribers that we expect to have in our service area. The increase in Covered POPs is the result of additional cell site towers (“towers”) that either we have constructed and own or where we have leased space on cell site towers owned by others.

Cumulative Capital Expenditures Per Covered POP

Cumulative Capital Expenditures Per Covered POP (“Cum CapEx Per Covered POP”) is calculated by dividing our capital expenditures since inception by our ending Covered POPs.

Three-Month Period Ended September 30, 2003 Compared to the Three-Month Period Ended September 30, 2002

Revenues

	Three-month period ended September 30,
	2003	2002
	(In thousands)
Subscriber revenues	$101,285	$90,759
Roaming revenues	35,154	53,011
Merchandise sales	5,830	4,442
Other revenues	663	606

Total revenues	$142,932	$148,818

Subscriber revenues

Total subscriber revenues were $101.3 million for the three-month period ended September 30, 2003 as compared to $90.8 million for the three-month period ended September 30, 2002, representing an increase of $10.5 million and was primarily as a result of an increase in subscribers as discussed in Subscriber Additions above and a one-time $3.1 million revenue adjustment from Sprint PCS to recognize an E911 monthly surcharge that was applied to each of our subscriber’s invoices.

Roaming revenues

Roaming revenues were $35.2 million for the three-month period ended September 30, 2003 as compared to $53.0 million for the three-month period ended September 30, 2002, representing a decrease of $17.8 million and was primarily as a result of an increase of $16.6 million related to a higher volume of PCS subscribers traveling though our service area and an increase of $1.8 million related to a higher volume of non-PCS subscribers traveling though our service area offset by a decrease of $35.0 million related to our decrease in the reciprocal roaming rate as discussed in Subscriber and Roaming Revenue above and a $1.2 million decrease in cellular roaming. We provided service in 68 PCS markets at September 30, 2003 and September 30, 2002. We continue to add cell sites in locations that we believe will enhance service and increase roaming revenue.

Merchandise sales

Merchandise sales were $5.8 million for the three-month period ended September 30, 2003 as compared to $4.4 million for the three-month period ended September 30, 2002, representing an increase of $1.4 million. The increase is primarily as a result of no longer discounting handset sales to local agents and our July 1, 2003 adoption of EITF 00-21 as discussed in Note 1 above. The cost of handsets typically exceeds the amount received from our subscribers because we subsidize the price of handsets to remain competitive in the marketplace.

Operating Expenses

	Three-month period ended September 30,
	2003	2002
	(In thousands)
Cost of service	$55,042	$67,570
Merchandise cost of sales	12,003	9,957
General & administrative	33,449	43,355
Sales & marketing	19,407	27,999
Non-cash stock compensation	266	1,400
Depreciation & amortization	30,396	32,731

Total operating expenses	$150,563	$183,012

Cost of service

Cost of service was $55.0 million for the three-month period ended September 30, 2003 as compared to $67.6 million for the three-month period ended September 30, 2002, representing a decrease of $12.6 million, that was primarily related to a $13.1 million decrease in roaming expense. The overall decrease in roaming expense was primarily as a result of an increase of $16.5 million related to a higher volume of our subscribers traveling though other Sprint PCS offset by a decrease of $29.6 million related to our decrease in the roaming revenue rate as discussed in Subscriber and Roaming Revenue above and a decrease of $1.0 million related to our subscribers using non-Sprint PCS service area and Sprint PCS affiliate service area partially offset by an increase of $1.0 million in repairs and maintenance.

Merchandise cost of sales

Merchandise cost of sales was $12.0 million for the three-month period ended September 30, 2003 as compared to $10.0 million for the three-month period ended September 30, 2002, representing an increase of $2.0 million that was primarily as a result of our adoption of EITF 00-21 as discussed in Note 1 above. We no longer defer a portion of our handset cost for handsets sold in our retail outlets. The cost of handsets typically exceeds the amount received from our subscribers because we subsidize the price of handsets to remain competitive in the marketplace.

General and administrative expenses

General and administrative expenses were $33.4 million for the three-month period ended September 30, 2003 as compared to $43.4 million for the three-month period ended September 30, 2002, representing a decrease of $10.0 million that was primarily as a result of a $7.3 million decrease in bad debt expense and collection fees, a $1.3 million decrease in wages, taxes and benefits primarily due to efforts as discussed Liquidity above, a $1.0 million decrease in handset upgrades and a $.2 million decrease in travel related expenses.

Sales and marketing expenses

Sales and marketing expenses were $19.4 million for the three-month period ended September 30, 2003 as compared to $28.0 million for the three-month period ended September 30, 2002, representing a decrease of $8.6 million that primarily as a result of a decrease in advertising of $3.2 million, a decrease in agent commissions and handset subsidies of $3.8 million and a decrease in wages, taxes and benefits of $1.6 million.

Non-cash stock compensation

Non-cash compensation was $.3 million for the three-month period ended September 30, 2003 as compared to $1.4 million for the three-month period ended September 30, 2002, representing a decrease of $1.1 million. The non-cash stock compensation consists of compensation expense related to the granting of certain stock options for the Company’s stock in July 1999 and January 2000 with exercise prices less than the market value of the Company’s stock at the date of the grant and the impact of the stock options granted in connection with the IWO acquisition. The non-cash stock compensation expense is generally being amortized over a four-year period representing the vesting periods of the options.

Depreciation and amortization expense

Depreciation and amortization expense was $30.4 million for the three-month period ended September 30, 2003 as compared to $32.7 million for the three-month period ended September 30, 2002, representing a decrease of $2.3 million that was primarily as a result of a $1.8 million increase in depreciation expense offset by a reduction of $4.1 million in amortization expense. Property and equipment increased to $677.7 million at September 30, 2003 from $650.4 million at September 30, 2002, and intangible assets decreased to $117.1 million at September 30, 2003 from $312.3 million at September 30, 2002 primarily as a result of a $188.3 million impairment charge recorded in the fourth quarter of 2002.

Other Income/(Expense)

	Three-month period ended September 30,
	2003	2002
	( In thousands)
Interest expense	$(24,030)	$(21,295)
Interest income	315	780
Gain (loss) on sale of assets	(18)	10

Total other expense	$(23,733)	$(20,505)

Interest expense was $24.0 million for the three-month period ended September 30, 2003 as compared to $21.3 million for the three-month period ended September 30, 2002, representing an increase of $2.7 million. The increase in interest expense was primarily as a result of our increase in outstanding debt. Our outstanding debt, including current maturities, was $797.1 million at September 30, 2003 as compared to $743.7 million at September 30, 2002. All loans under the IWO senior bank credit facility, effective with the date of the default as discussed in Note 5 above, bear interest at a rate of 4.25-4.75 percent above the agent bank’s prime rate.

Interest income was $.3 million for the three-month period ended September 30, 2003 as compared to $.8 million for the three-month period ended September 30, 2002, representing a decrease of $.5 million. The decrease was primarily as a result of less cash and cash equivalents available for investment.

Nine-Month Period Ended September 30, 2003 Compared to the Nine-Month Period Ended September 30, 2002

Revenues

	Nine-month period ended September 30,
	2003	2002
	(In thousands)
Subscriber revenues	$294,810	$236,427
Roaming revenues	95,135	133,355
Merchandise sales	17,270	13,471
Other revenues	1,967	2,047

Total revenues	$409,182	$385,300

Subscriber revenues

Total subscriber revenues were $294.8 million for the nine-month period ended September 30, 2003 as compared to $236.4 million for the nine-month period ended September 30, 2002, representing an increase of $58.4 million and was primarily as a result of an increase in subscribers as discussed above and our April 1, 2002 acquisition of IWO.

Roaming revenues

Roaming revenues were $95.1 million for the nine-month period ended September 30, 2003 as compared to $133.4 million for the nine-month period ended September 30, 2002, representing a decrease of $38.3 million and was primarily as a result of our April 1, 2002 acquisition of IWO that added $7.1 million in roaming revenue, an increase of $47.1 million related to a higher volume of PCS subscribers traveling though our service area and an increase of $8.5 million related to non-Sprint PCS subscribers traveling through our service area offset by a decrease of $95.5 million related to our decrease in the reciprocal roaming rate as discussed in Subscriber and Roaming Revenue above and a $5.5 million decrease in cellular roaming. We provided service in 68 PCS markets at September 30, 2003 and September 30, 2002. We continue to add cell sites in locations that we believe will enhance service and increase roaming revenue.

Merchandise sales

Merchandise sales were $17.3 million for the nine-month period ended September 30, 2003 as compared to $13.5 million for the nine-month period ended September 30, 2002, representing an increase of $3.8 million that was primarily as a result of a $2.0 million increase related to our April 1, 2002 acquisition of IWO. The increase is also affected by no longer discounting handset sales to local agents and our July 1, 2003 adoption of EITF 00-21 as discussed in Note 1 above. The cost of handsets typically exceeds the amount received from our subscribers because we subsidize the price of handsets to remain competitive in the marketplace.

Other revenues

Other revenues were comparable at $2.0 million for the nine-month period ended September 30, 2003 and for the nine-month period ended September 30, 2002.

Operating Expenses

	Nine-month period ended September 30,
	2003	2002
	(In thousands)
Cost of service	$159,973	$172,406
Merchandise cost of sales	30,454	28,264
General & administrative	106,443	107,421
Sales & marketing	65,358	77,924
Non-cash stock compensation	2,397	3,802
Depreciation & amortization	90,548	78,566
IWO asset abandonment charge	12,403	—

Total operating expenses	$467,576	$468,383

Cost of service

Cost of service was $160.0 million for the nine-month period ended September 30, 2003 as compared to $172.4 million for the nine-month period ended September 30, 2002, representing a decrease of $12.4 million, that was primarily related to a $32.5 million decrease in roaming expense and a $.8 million decrease in clearing house charges offset by our April 1, 2002 acquisition of IWO that added $17.5 million in cost of service, a $2.0 million increase in new cell site lease expenses and escalators of existing leases and an increase of $1.6 million in repairs and maintenance. The overall decrease in roaming expense consisted of an increase of $44.6 million related to a higher volume of our subscribers traveling though other Sprint PCS and Sprint PCS affiliate service areas offset by a decrease of $77.1 million related to our decrease in the roaming revenue rate as discussed in Subscriber and Roaming Revenue above.

Merchandise cost of sales

Merchandise cost of sales was $30.5 million for the nine-month period ended September 30, 2003 as compared to $28.3 million for the nine-month period ended September 30, 2002, representing an increase of $2.2 million and was primarily as a result of our April 1, 2002 acquisition of IWO that added $1.8 million of merchandise cost of sales and to the adoption of EITF 00-21 as discussed in Note 1 above. The cost of handsets typically exceeds the amount received from our subscribers because we subsidize the price of handsets to remain competitive in the marketplace.

General and administrative expenses

General and administrative expenses were $106.4 million for the nine-month period ended September 30, 2003 as compared to $107.4 million for the nine-month period ended September 30, 2002, representing a decrease of $1.0 million that was primarily as a result of our April 1, 2002 acquisition of IWO that added $13.0 million of general and administrative expense, a one-time charge of $3.9 million in professional fees related to an unsuccessful debt exchange offer and $2.1 million related to restructuring and legal expenses offset by a $15.2 million decrease in bad debt expense and collection fees and a $2.5 million decrease in wages, taxes and benefits.

Sales and marketing expenses

Sales and marketing expenses were $65.4 million for the nine-month period ended September 30, 2003 as compared to $77.9 million for the nine-month period ended September 30, 2002, representing a decrease of $12.5 million that was primarily as a result of our April 1, 2002 acquisition of IWO that added $8.5 million of selling and marketing expense in the nine-month period ended September 30, 2003 offset by decreases in advertising of $7.8 million, agent commissions and handset subsidies of $11.3 million, wages and benefits of $1.0 million and property taxes of $1.0 million.

Non-cash stock compensation

Non-cash compensation was $2.4 million for the nine-month period ended September 30, 2003 as compared to $3.8 million for the nine-month period ended September 30, 2002, representing a decrease of $1.4 million. The non-cash stock compensation consists of compensation expense related to the granting of certain stock options for the Company’s stock in July 1999 and January 2000 with exercise prices less than the market value of the Company’s stock at the date of the grant and the impact of the stock options granted in connection with the IWO acquisition. The non-cash stock compensation expense is generally being amortized over a four-year period representing the vesting periods of the options.

Depreciation and amortization expense

Depreciation and amortization expense was $90.5 million for the nine-month period ended September 30, 2003 as compared to $78.6 million for the nine-month period ended September 30, 2002, representing an increase of $11.9 million that was primarily as a result of our April 1, 2002 acquisition of IWO added $5.9 million of depreciation and $7.5 million of amortization expense related to the Sprint affiliation agreement and subscriber base in the nine-month period ended September 30, 2003 and a $6.2 million increase in depreciation expense offset by a reduction of $7.7 million in amortization expense related to the IWO impairment. Property and equipment increased to $677.7 million at September 30, 2003 from $650.4 million at September 30, 2002, and intangible assets decreased to $117.1 million at September 30, 2003 from $312.3 million at September 30, 2002 primarily as a result of a $188.3 million impairment charge recorded in the fourth quarter of 2002.

IWO asset abandonment charge

As discussed in Liquidity above, we recorded a $12.4 million write off of construction in progress and related lease expense due to abandoned cell site construction at IWO in the nine-month period ended September 30, 2003.

Other Income/(Expense)

	Nine-month period ended September 30,
	2003	2002
	( In thousands)
Interest expense	$(66,992)	$(52,652)
Interest income	1,338	2,251
Gain on sale of assets	58	13

Total other expense	$(65,596)	$(50,388)

Interest expense was $67.0 million for the nine-month period ended September 30, 2003 as compared to $52.7 million for the nine-month period ended September 30, 2002, representing an increase of $14.3 million. The increase in interest expense was primarily as a result of our increase in outstanding debt. Our outstanding debt, including current maturities, was $797.1 million at September 30, 2003 as compared to $743.7 million at September 30, 2002. All loans under the IWO senior bank credit facility, effective with the date of the default as discussed in Note 5 above, bear interest at a rate of 4.25-4.75 percent above the agent bank’s prime rate.

Interest income was $1.3 million for the nine-month period ended September 30, 2003 as compared to $2.3 million for the nine-month period ended September 30, 2002, representing a decrease of $1.0 million. The decrease was primarily as a result of less cash and cash equivalents available for investment.

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

Item 4. Controls and Procedures

As of September 30, 2003, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2003. There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1. Legal Proceedings

On July 11, 2003, the Company and two of its subsidiaries, Louisiana Unwired, LLC and Texas Unwired (“the Company”), filed suit in the U.S. District Court for the Western District of Louisiana, against Sprint Corporation, Sprint Spectrum, L.P., Wireless, L.P. and Sprintcom, Inc. (collectively, “Sprint”). The suit alleges violations of the Racketeer Influenced and Corrupt Organizations Act, breach of fiduciary duty and fraud arising out of Sprint’s conduct in its dealings with the plaintiff companies. It seeks treble actual damages in unspecified amounts and appointment of a receiver over property and assets controlled by Sprint in Louisiana. On September 25, 2003, the Company filed an amended complaint to include contractual claims. On October 20, 2003, Sprint submitted their Answer, Defenses, and Counterclaim of Defendants seeking dismissal of the Company’s First Amended Complaint and filing a counter-claim for approximately $13.3 million related primarily to contractual disputes as discussed above. On October 21, 2003, Sprint filed a Defendants’ Partial Motion for Judgment on the Proceedings seeking partial dismissal of claims filed in the First Amended Complaint. On October 21, 2003, Sprint filed Defendant’s Motion to Strike Plaintiffs’ Jury Demand from the First Amended Complaint.

Item 3. Defaults Upon Senior Securities

Since March 2003, Independent Wireless One Corporation, a wholly owned subsidiary of IWO, has failed to make $7.5 million in interest payments on the IWO amended and restated $240 million senior bank credit facility and was not in compliance with its restrictive covenants. As a result of the failure to make scheduled interest payments and the covenant violations, IWO was in default of the IWO senior bank credit facility at September 30, 2003.

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

The market price of our common stock could be subject to wide fluctuations in response to factors such as the following, some of which are beyond our control:

•	quarterly variations in our operating results;

•	operating results that vary from the expectations of securities analysts and investors;

•	changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;

•	changes in our liquidity that may impact our ability to meet the financial covenants of our senior bank credit facility and repay of our debts;

•	changes in our relationship with IWO that may include being forced to seek bankruptcy protection for IWO that may possibly include having no involvement with IWO at all;

•	possible significant increases in subscriber turnover with the introduction of wireless portability that will affect a significant portion of our markets beginning in November 2003

•	changes in our relationship and that of other Sprint PCS affiliates with Sprint PCS;

•	announcements by Sprint PCS or Sprint PCS affiliates concerning developments or changes in its business, financial condition or results of operations, or in its expectations as to future financial performance;

•	actual or potential defaults in bank covenants by Sprint PCS or Sprint PCS affiliates, which may result in a perception that we are unable to comply with our bank covenants;

•	announcements of technological innovations or new products and services by Sprint PCS or our competitors;

•	changes in results of operations, market valuations and investor perceptions of Sprint PCS, Sprint PCS affiliates or of other companies in the telecommunications industry in general and the wireless industry in particular, including our competitors;

•	departures of key personnel;

•	changes in laws and regulations;

•	significant claims or lawsuits;

•	the large number of US Unwired shares that can freely be sold in the public market, as described under the following italicized heading;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments; and

•	general economic and competitive conditions.

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

Our common stock was delisted from the Nasdaq National Market effective May 8, 2003 and is now quoted on the Over the Counter (“OTC”) Bulletin Board.

Our common stock was delisted from the Nasdaq National Market effective May 8, 2003 and is now quoted on the Nasdaq OTC Bulletin Board. The stock was delisted because we did not meet Nasdaq’s requirements for continued listing related to our stock price and stockholders’ equity. Since then, it has become more difficult to buy and sell our shares and securities analysts and news media have lost much of their interest in us. Additionally, we may become subject to SEC rules that affect “penny stocks,” which are stocks priced below $5.00 per share that are not quoted on a Nasdaq market. These rules would make it more difficult for brokers to find buyers for our shares and could lower the net sales prices that our stockholders are able to obtain.

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

Our strategies seek to (1) limit capital expenditures to required technical upgrades and only adding cell site coverage in areas that are expected to produce positive cash returns, (2) sell certain assets that are not part of our core PCS business, (3) reduce the number of our employees and our corporate overhead, (4) evaluate, and in certain cases renegotiate, certain expenses, (5) reduce customer turnover or churn rate and improve customer credit quality, (6) improve US Unwired’s relationship with Sprint PCS and (7) increase our market share among higher credit quality customers. We may not be successful in implementing some or all of these strategies or may be harmed by their implementation. In particular:

•	Because technology in our business continually evolves, we may be required to spend significant amounts of money on capital expenditures or risk obsolescence.

•	We may lose customers if they are not satisfied with our coverage.

•	Although we have divested our cellular business and certain PSC licenses (subject to FCC approval) and will continue to divest of certain non-core assets, the amounts realized will not be significant to our overall cash flow requirements

•	Our reduced workforce may not be sufficient and our service may suffer because of it.

•	We may not be able to improve our cost structure because we cannot control the outcome of negotiations with counter parties, including Sprint PCS.

•	Our relationship with Sprint PCS could deteriorate further as a result of the lawsuits we have filed against Sprint and that Sprint PCS and Sprint and Sprint PCS have filed against us.

•	We may not be able to reduce customer churn, and the introduction of wireless number portability in a significant portion of our markets in November 2003 may cause it to increase.

•	We may not be able to improve customer quality without restricting overall subscriber growth.

Potential loss of management fees from IWO would result in material loss of revenue and income and have a material adverse effect on our liquidity and financial condition.

US Unwired currently receives management fees from IWO in an estimated amount of $10 million per year. There is a risk that this arrangement could be terminated due to the uncertainties surrounding IWO. This result could occur if IWO were to file for bankruptcy and elect to terminate this arrangement. Moreover, IWO’s lenders are entitled to designate a manager for the IWO business and may not choose us. If the management arrangement with IWO were terminated for any reason, we would lose an estimated $10 million of revenue annually. In addition, we believe our equity position in IWO currently has negligible value.

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

Our PCS operating subsidiaries have limited operating histories as Sprint PCS affiliates. Louisiana Unwired began operations as a Sprint PCS affiliate on June 8, 1998, IWO on January 5, 2000, Texas Unwired on January 7, 2000 and Georgia PCS on June 8, 1998. The combined company’s ability to achieve and sustain operating profitability will depend upon many factors, including our PCS operating subsidiaries’ abilities to effectively market Sprint PCS services and manage customer turnover rates in their respective markets. In addition, a key factor the combined company’s operational performance will depend upon is our ability to manage growth of the combined company through the expansion or completion of IWO’s network build-out, which appears unlikely at present. To be successful, our PCS operating subsidiaries will require continued development, construction, testing, deployment and operation of their respective networks. These activities are expected to place demands on our managerial, operational and financial resources.

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

LA Unwired has completed the network build-out that is required by its agreements with Sprint PCS. Nevertheless, we may decide from time to time to build out additional portions of its markets to increase the population that is covered by its Sprint PCS service or we may acquire additional territory to be built out by acquiring additional markets from Sprint PCS or by acquiring other Sprint PCS network partners that have not completed their build-out requirements. Due to liquidity issues as described in Note 3 above, IWO has not yet completed its required build-out and has determined to abandon the construction of cell sites that do not provide a sufficient level of enhanced coverage. In the nine-month period ended September 30, 2003, IWO recorded an asset abandonment charge of $12.4 million for the cell sites and related property leases of these abandoned cell sites. Included in this asset abandonment are cell sites that IWO is required to construct to meet the build out requirements under the IWO Sprint Management Agreement. Failure to complete the build-out of the IWO service area may place IWO in default of its Sprint PCS Management Agreement, and Sprint PCS may take actions up to and including termination of the Management Agreement. In addition, IWO anticipates that only a portion of the sites it plans to complete will be finished in 2003.

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

Our liquidity situation has forced us to agree to sell assets in the near future without any certainty of improvement in our long-term financial condition.

Because our cash flow from operations may be insufficient to fund our capital requirements and our access to capital markets may be limited, we have elected to sell certain assets that we consider non-core to our business consisting of our cellular business and certain non-essential PCS licenses. Although we have divested and will continue to divest of certain non-core assets, the amounts realized will not be significant to our overall cash flow requirements as the holders of our senior bank credit facility require us to use a significant portion of the net proceeds from the non-core asset sales to repay existing bank debt.

Our ability to sell core assets is subject to several restrictions under the Sprint PCS agreement. Our operating PCS subsidiaries are subject to a prohibition on the sale of certain of its assets to competitors of Sprint or Sprint PCS. Also, Sprint PCS has the right of first refusal on certain sales of our PCS operating subsidiaries’ operating assets to a third party, and under certain circumstances Sprint PCS could purchase our PCS operating subsidiaries’ operating assets at a discount. See “Risks Particular to the Combined

Company’s Relationship with Sprint PCS.” These and other restrictions may limit our ability to sell core assets and may also reduce the value a buyer would be willing to pay for such core assets. Also, we cannot assure you that our core assets will be sold quickly enough or for sufficient amounts to enable us to meet our obligations.

Sales of core assets may lead to loss of revenues generated by these core assets and/or an increase in operating expenses and may materially reduce our capacity to generate cash flows. This, in turn, may adversely impact our ability to satisfy financial covenants and to service our outstanding obligations as they become due. If we fail to satisfy our financial covenants under our senior secured credit facility, our lenders would be permitted to declare a default and accelerate payments due under the loan which would in turn give rise to an event of default under our senior notes.

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

On September 15, 2003, LA Unwired entered into two agreements, subject to FCC approval, to divest eight non-core PCS licenses. LA Unwired still owns five PCS licenses for 10 MHz of spectrum. Sprint PCS has licenses for 10 to 30 MHz of spectrum in all of our territories, which we have an agreement to use. In the future, as the number of subscribers in our territories increases, this limited amount of licensed spectrum may not be able to accommodate increases in call volume, may lead to increased dropped or blocked calls and may limit our ability to offer enhanced services, all of which could result in increased customer turnover and adversely affect the combined company’s results of operations and financial condition.

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

Our business is managed by a small number of executive officers. We believe that our future success will depend in part on our continued ability to retain these executive officers and to attract and retain highly qualified technical and management personnel for the combined company. We may not be successful in retaining key personnel or in attracting and retaining other highly qualified technical and management personnel. We do not maintain policies of life insurance on our key executives. In addition, we granted stock options as a method of attracting and retaining employees, to motivate performance and to align the interests of management with those of our stockholders. Due to the decline in the trading price of our common stock, a substantial number of the stock options held by our employees have an exercise price that is higher than the current trading price of our common stock, and therefore these stock options may not be effective in helping us to retain valuable employees.

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

Failure to overcome these risks or any other problems encountered in these transactions could have a material adverse effect on the combined company’s business. In connection with these transactions, we may issue additional equity securities, and we may, subject to any necessary approval of existing bank credit facility lenders, incur additional debt or incur significant amortization expenses related to certain intangible assets connected with a newly acquired Sprint PCS management agreement or a newly acquired subscriber base.

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

As of September 30, 2003, LA Unwired covered approximately 71% of the resident population in its territory and IWO covered 75% of residents in its territory. IWO’s projected build-out plan, which has currently been suspended due to liquidity issues, and LA Unwired’s build-out do not cover all their service areas. The coverage may not adequately serve the needs of the potential subscribers in the respective territories or attract enough subscribers to operate our business successfully. To correct this potential problem, LA Unwired or IWO may have to cover a greater percentage of its territory than anticipated, which it may not have the financial resources to complete or may be unable to do profitably.

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

Overview of this subsection:

US Unwired and IWO have a substantial amount of debt. They cannot borrow from their banks unless they meet the banks’ requirements for borrowing. The current economic downturn is making it more difficult to meet these requirements. If we fail to repay our debt on time, our lenders may foreclose on our assets and, if that occurs, our stock will probably be worthless.

Both US Unwired and IWO have substantial debt that neither of them may be able to service; a failure to service this debt may result in the lenders under this debt taking away assets of ours (other than IWO’s) if US Unwired fails to service its debt, or assets of IWO if IWO fails to service its debt.

The substantial debt of US Unwired and IWO will have a number of important consequences for our operations and our investors, including the following:

•	each company will have to dedicate a substantial portion of any cash flow from its operations to the payment of interest on, and principal of, its debt, which will reduce funds available for other purposes;

•	neither company may be able to obtain additional financing for capital requirements, capital expenditures, working capital requirements and other corporate purposes;

•	some of each company’s debt, including financing under each company’s senior credit facility, will be at variable rates of interest, which could result in higher interest expense in the event of increases in market interest rates; Since March 2003, IWO has failed to make $7.5 million in interest payments on the IWO $240 million senior bank credit facility and, effective with the date of the default, all loans under the senior bank credit facility bear interest 4.25-4.75 percent above the agent bank’s prime rate.

•	due to the liens on substantially all of each company’s assets and the pledges of stock of each company’s existing and future subsidiaries as collateral for such company’s senior debt, lenders may control US Unwired’s or IWO’s assets or the assets of the subsidiaries of US Unwired or IWO in the event of a default.

US Unwired’s and IWO’s ability to make payments on their respective debt will depend upon their future operating performance, which is subject to general economic and competitive conditions and to financial, business and other factors, many of which neither of them can control. If the cash flow from either company’s operating activities is insufficient, US Unwired or IWO have taken or may take actions, such as delaying or reducing capital expenditures, attempting to restructure or refinance its debt, selling assets or operations or seeking additional equity capital. Any or all of these actions may not be sufficient to allow US Unwired or IWO to service its debt obligations or may adversely affect its results of operations. Further, US Unwired or IWO may be unable to take any of these actions on satisfactory terms, in a timely manner or at all. The credit facilities and indentures governing US Unwired’s and IWO’s respective debt limit their ability to take several of these actions, and limit their ability to borrow more money. Their failure to generate sufficient funds to pay their debts or to successfully undertake any of these actions could, among other things, materially adversely affect the market value of US Unwired common stock or other securities or result in lenders controlling the assets of each of them and their subsidiaries (other than unrestricted subsidiaries).

If US Unwired does not meet all of the conditions required under its credit facilities, it may not be able to draw down all of the funds it anticipates receiving from the lenders and it may not be able to fund operating losses and working capital needs. IWO does not meet the conditions required under its credit facility, and its lenders have refused to make further funds available to it. Without additional funds, IWO may not be able to fund operating losses and working capital needs.

As of October 30, 2003, US Unwired had approximately $77.3 million outstanding under its senior credit facility and had approximately $213.2 million outstanding under its senior credit facility. As of October 30,

2003, IWO had $19.3 million in unrestricted cash As of October 30, 2003, US Unwired had $38.3 million of availability under its senior bank credit facility and IWO had no availability under its senior bank credit facility. As discussed in Note 3 above, on October 30, 2003, the Company and the holders of the US Unwired senior bank credit facility revised certain provisions of the US Unwired $170 million senior bank credit facility through execution of the third amendment to the US Unwired senior bank credit facility. The Company and it’s senior lenders agreed to a revised set of financial covenants, a $40 million revolving credit facility that is subject to certain borrowing conditions, an immediate $10.0 million partial repayment of the US Unwired senior bank term loans and a 0.5% increase to the interest rate. The US Unwired senior bank credit facility allows for up to $2.0 million in letters of credit and any letters of credit issued by the Company reduce the amount available under the reducing revolving credit facility. The availability of the US Unwired’s senior bank credit facility is subject to the applicable company meeting all of the conditions specified by the respective financing documents and, in addition, is subject at each funding date to specific conditions, including the following:

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

US Unwired was in compliance with the restrictive covenants of its senior secured credit facility at September 30, 2003 and, as noted above, recently amended its covenants to permit more flexibility in covenant compliance. However, due to the nature of the revised covenants, should actual results differ from the underlying business model assumptions, the Company’s ability to comply with the amended financial covenants could be adversely affected. The Company could be required to raise additional capital that may or may not be available on terms acceptable to the Company, if at all. This could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

IWO was not in compliance with its restrictive covenants of its senior bank credit facility at September 30, 2003 and since March 2003, IWO has failed to make $7.5 million in interest payments on its $240 million senior bank credit facility. The holders of the IWO senior bank credit facility have denied IWO access to the remaining $25.2 million of availability as a result of covenant violations and the missed interest payments. The Company is in discussions with the IWO banking group to arrive at an acceptable restructuring to preserve IWO liquidity but cannot state with certainty that an acceptable plan will be forthcoming. If an acceptable restructuring plan is not agreed upon by Company and the IWO banking group, IWO will be forced to seek protection under bankruptcy for IWO.

Please see the discussion under “Risks Related to Factors Currently Affecting Our Business,” below.

US Unwired may fail and IWO has failed to pass financial and business tests under its separate senior credit facilities.

US Unwired’s and IWO’s senior credit facilities require US Unwired and IWO to maintain specified financial ratios and to satisfy specified tests. Depending on the Company, these tests include:

•	minimum covered population;

•	minimum number of subscribers and/or average revenue per subscriber;

•	minimum annualized revenues;

•	maximum dollar amounts for capital expenditures;

•	various leverage tests;

•	minimum last four quarters operating cash flow

•	minimum earnings before interest, taxes, depreciation and amortization, or EBITDA; and

•	maximum EBITDA loss.

As a result of covenant violations, the holders of the IWO senior bank credit facility have denied IWO access to the remaining available funds. We believe that US Unwired is currently in compliance with all financial and operating covenants relating its senior secured credit facility and, based upon existing assumptions in the business model, the Company believes that it will be able to comply with the financial covenants of the amended US Unwired senior bank credit and have sufficient cash to fund its operations, debt service and capital requirements over the next twelve months. Should actual results differ from the underlying business model assumptions, our liquidity position and ability to comply with the amended financial covenants could be adversely affected. Additionally, if our business does not generate the results required by the covenants in the senior secured credit facility, our ability to make borrowings under the revolving line of credit required to operate our business would be restricted or terminated and the credit facility could be declared in default. Such a restriction, termination or declaration of default would have a material adverse affect on our liquidity. In addition to making funds under the senior bank credit facility unavailable to US Unwired and, in the case of IWO where there is no availability under the senior bank credit facility, an event of default under its senior credit facilities would in the case of US Unwired and does in the case of IWO prohibit it from paying its senior notes, which would cause a default under the affected company’s indenture, or may result in the affected company’s lenders controlling substantially all of the affected company’s assets or accelerating the maturity of the affected company’s debt. Should this occur, the common stock and other securities of US Unwired may have little or no value.

Please see the discussion under “Risks Related to Factors Currently Affecting Our Business,” below.

If US Unwired or IWO needs additional financing that it cannot obtain, it may have to change its network construction plans and modify its business plans. If the affected company is US Unwired, the network construction plans of LA Unwired may also have to be changed.

US Unwired expects to make significant capital expenditures to expand the PCS networks of LA Unwired. Actual expenditures may differ significantly from estimates. US Unwired would have to obtain, subject to the approval of its senior lenders, additional financing to fund LA Unwired’s network expansion plans, and IWO would have to obtain additional financing to fund its network construction or expansion plans, if:

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

Risks Particular to the Combined Company’s Relationship with Sprint PCS

Overview of this subsection:

We depend heavily on Sprint PCS. It performs our billing, designs and advertises the products and services we sell, and provides our customer service, in addition to a wide variety of other services, including network design, research and development. If Sprint PCS does not succeed, it is highly unlikely that we will succeed. We have little influence with Sprint PCS under our agreements with it. We have recently sued and been countersued by Sprint.

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

•	Sprint PCS has sought to charge us more as a result of launching the new “third generation,” or 3G, technology called “one times radio transmission technology,” or IXRTT;

•	Sprint PCS prohibits LA Unwired or IWO from selling non-Sprint PCS approved equipment;

•	Sprint PCS could develop products and services, or establish credit policies such as the NDASL program that is described below, that adversely affect our business;

•	Sprint PCS has made it very expensive for us to migrate in-house or to other vendors services that they currently perform;

•	Sprint PCS is negotiating its fee structure with other Sprint PCS affiliates and, if we do not agree to conform to this methodology, it may result in Sprint PCS increasing the fees it charges to us. Further, Sprint PCS may refuse to negotiate with us due to our outstanding lawsuits.

•	Sprint PCS introduced a payment method for subscribers to pay the cost of service with us. This payment method did not initially have adequate controls or limitations, and we have discovered that some fraudulent payments were made to accounts using this payment method. The controls and limitations have now been strengthened. If the other types of fraud become widespread, it could have a material adverse impact on our results of operations and financial condition;

•	Sprint PCS could keep us from developing our own promotional plans that we may believe to be necessary to attract new subscribers or from selling equipment selected by us;

•	Sprint PCS could, subject to limitations under LA Unwired’s and IWO’s Sprint PCS agreements, alter its network and technical requirements or request that LA Unwired or IWO build out additional areas within LA Unwired’s or IWO’s territories, which could result in increased equipment and build-out costs;

•	Sprint or Sprint PCS could make decisions which could adversely affect the Sprint® and Sprint PCS® brand names, products or services; and

•	Sprint PCS could decide not to renew the Sprint PCS agreements or to no longer perform its obligations, which would severely restrict LA Unwired’s and IWO’s ability to conduct business.

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

Changes in Sprint PCS products and services may reduce customer additions and may be otherwise economically adverse.

The competitiveness and effective promotion of Sprint PCS products and services are key factors in our ability to attract and retain subscribers. For example, under the Sprint PCS service plans, subscribers who do not meet certain credit criteria can nevertheless select any plan offered subject to an account-spending limit, referred to as ASL, to control credit exposure. Account spending limits range from $125 to $200 depending on the credit quality of the customer. Prior to May 2001, all of these subscribers were required to make a deposit ranging from $125 to $250 that could be credited against future billings. In May 2001, a new Sprint PCS program, called NDASL for no deposit account spending limit, eliminated the deposit requirement on certain, but not all, credit classes. A significant amount of our new customer additions occurred in 2002 under the NDASL program. Sprint PCS has replaced the NDASL program with the “Clear Pay Program”. The Clear Pay Program is substantially similar to the NDASL program but with an increased emphasis on payment of outstanding amounts. Under the Clear Pay Program, subscribers who do not meet certain credit criteria can select any plan offered, subject to an account-spending limit.

The NDASL program had the effect of increasing churn and bad debt expense and, though better than the NDASL program, the Clear Pay Program still caused an unacceptable rate of churn. Sprint PCS has the right to end or materially change the terms of the Clear Pay Program. If Sprint PCS chooses to eliminate the Clear Pay Program or alter its features, the growth rate we expect to achieve may decrease. Our PCS operating subsidiaries requested and received, effective February 24, 2002, the ability to reinstate deposits in their territories for subscribers with poor or inadequate payment histories. We believe that reinstatement of the deposit has reduced the number of potential new subscribers in these markets. While deposits for Clear Pay customers provide us with protection against bad debt expense for sub-prime customers, it has and may continue to deter some people with sub-prime credit from becoming subscribers. As a result, our gross additions have declined and may continue to do so, which may further result in lower cash flows and impair our ability to service our debt. As of September 30, 2003, approximately 32% of our subscribers had a credit rating placing them in the sub-prime category.

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

If Sprint PCS does not succeed, or if LA Unwired or IWO does not maintain a good relationship with Sprint PCS, LA Unwired’s or IWO’s business may not succeed.

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

On July 11, 2003, we sued Sprint and Sprint PCS for violations of the Racketeer Influenced and Corrupt Organizations Act, breach of fiduciary duty and fraud. On September 25, 2003, we filed an amended complaint to include contractual claims. On October 20, 2003, Sprint submitted their Answer, Defenses, and Counterclaim of Defendants seeking dismissal of our First Amended Complaint and filing a counter-claim for approximately $13.3 million related primarily to contractual disputes. On October 21, 2003, Sprint filed a Defendants’ Partial Motion for Judgment on the Proceedings seeking partial dismissal of claims filed in the First Amended Complaint. On October 21, 2003, Sprint filed Defendant’s Motion to Strike Plaintiffs’ Jury Demand from the First Amended Complaint. Our disputes with Sprint PCS, such as our lawsuit against Sprint and Sprint’s lawsuit against us, could cause our relationship with Sprint PCS to further deteriorate, which could in turn adversely affect our business. In fact, since we filed the suit originally Sprint has refused to meet with us to resolve contract disputes, which was the reason for our amended complaint.

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

If other network partners experience financial difficulties, the Sprint PCS network could be disrupted in the territories of those partners. If the Sprint PCS agreements of those partners are like ours, Sprint PCS would have the right to step in and operate the affected territory. Of course this right could be delayed or hindered by legal proceedings, including any bankruptcy proceeding relating to the affected network partner. Sprint PCS network partners, iPCS, Inc. and Horizon, recently filed bankruptcy and other network partners, including IWO, may follow The impact of these developments on the Sprint PCS network, on our funding and our relationship with Sprint PCS, and on our travel revenue from subscribers roaming in iPCS markets may be materially adverse.

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

Sprint PCS has invoked certain dispute resolution provisions of our agreements with respect to several ongoing disputes between our companies. The process requires senior management officials of each company to attempt to resolve the disputes, following which, as to any dispute not resolved through the dispute resolution process, the parties are free to proceed with litigation or, in certain specified cases, to arbitration. We have also invoked certain dispute resolution provisions under the agreements. In addition, we have filed a lawsuit against Sprint and Sprint PCS related to other disputes between Sprint and us that are not within the scope of this dispute resolution process, and Sprint and Sprint PCS have sued us for recovery of approximately $13 million dollars of fees and other charges that we have disputed.

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

Our July 2003 lawsuit and our September amended complaint against Sprint and Sprint PCS may cause Sprint PCS to retaliate against LA Unwired, which is also a plaintiff in the lawsuit, or IWO, which is not. The lawsuit and the counter suit filed by Sprint and Sprint PCS against us may also cause further deterioration in our relationship with Sprint and Sprint PCS.

Our lawsuit against Sprint and Sprint PCS alleges, among other things, that:

•	They have violated the Racketeer Influenced and Corrupt Organizations Act,

•	Their goal is to acquire us at a substantial discount by driving us to the brink of financial ruin,

•	They have committed fraud and extortion against us,

•	They have used certain of our assets without our consent and without properly compensating us, and

•	They have improperly charged fees to us and misappropriated revenues, discounts and rebates that belong to us.

•	They have violated certain provisions of our Sprint PCS management agreement.

The Sprint and Sprint PCS counter suit against us alleges that we have refused to pay Sprint certain fees and charges we are obligated to pay under our agreements with Sprint, currently amounting to over $13 million.

We had a tense relationship with Sprint PCS before we and Sprint filed lawsuits. Our allegations may cause further deterioration in that relationship, with the adverse effects that are described above. Should Sprint and Sprint PCS prevail in its claims, our liquidity could be further eroded.

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

The PCS industry in general and Sprint PCS in particular have experienced a high rate of subscribers who disconnect their service. This rate is referred to as churn. We have experienced even higher churn in 2002 due in large part, we believe, to the NDASL program that Sprint PCS introduced in May 2001 and the Clear Pay program that replaced NDASL. These programs are described under “Risks Particular to Our Relationship with Sprint PCS.” Our future churn rate may be higher than our historical rate due to intense competition and general economic conditions, among other factors. Factors that tend to contribute to higher churn include:

•	wireless portability, which allows subscribers to retain their PCS numbers while changing wireless carriers will be introduced in a significant portion of our markets in November 2003

•	inability of subscribers to pay, which caused a significant percentage of our churn in 2002. We believe that a large portion of this churn is attributable to the NDASL and Clear Pay Program, which resulted in subscriber accounts with greater than normal credit risks.

•	our generous handset return policy, which makes it easier to cancel an account.

•	intense competition in our industry.

•	performance and coverage of our networks.

•	ineffective customer service.

•	increase in prices.

•	performance and reliability of handsets.

•	changes in our products and services.

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

Each of the markets in which Sprint PCS competes is served by other wireless service providers, including cellular, enhanced specialized mobile radio, called ESMR, and PCS operators and resellers. A majority of markets have five or more commercial mobile radio services or CMRS providers. Each of the top 50 metropolitan markets has at least two other PCS competitors in addition to one ESMR competitor and two cellular incumbents. Some of these competitors have been operating for a number of years and currently serve a substantial subscriber base. The FCC has decided to allow CMRS providers to own more spectrum, up to 55 MHz, in urban markets and to eliminate its rule imposing spectrum limits. However, the FCC plans to continue to review proposed mergers and combinations involving spectrum after the spectrum limits are eliminated. Competition may continue to increase to the extent that licenses are transferred from smaller stand-alone operators to larger, better capitalized, and more experienced wireless communications operators. These larger wireless communications operators may be able to offer subscribers network features not offered by Sprint PCS. The actions of these larger wireless communications operators could negatively affect Sprint PCS’s and our customer churn, ability to attract new subscribers, average revenue per user, cost to acquire subscribers, and operating costs per customer.

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

Some wireless providers, some of which have an infrastructure in place and have been operating for a number of years, have been upgrading their systems and provide expanded and digital services to compete with Sprint PCS’s services. Some of these wireless providers require their subscribers to enter into long-term contracts, which may make it more difficult for Sprint PCS to attract subscribers away from these wireless providers.

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

The FCC has mandated that wireless carriers implement portability for wireless subscribers that will affect a significant portion of our markets effective November 2003. This will permit users of wireless services the opportunity to retain the same phone number as they change local wireless carriers. Prior to implementation, subscribers that changed carriers were also required to change phone numbers. We believe that this will make it easier for subscribers to switch wireless carriers, resulting in increased subscriber churn and increased costs associated with retaining our overall subscriber base. The manner in which wireless carriers implement this program may also adversely affect us.

In preparation for wireless local number portability BellSouth has implemented dialing pattern changes for wireless providers who use reverse toll billing. This change will now require wireline carriers to dial 1+ to reach wireless customers that are not within the local calling area regardless of their reverse toll billing status. We believe that this process is very confusing to our subscribers and is likely to result in a higher level of subscriber churn.

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

General Risks Currently Affecting our Business

Overview of this subsection

Our business has recently been challenged by a number of adverse factors. IWO has violated covenants of its senior bank credit facility and has failed to make required payments of interest amounting to approximately $7.5 million since March 2003. As a result, IWO’s leaders have denied IWO access to remaining credit under this facility. If our assumptions in the US Unwired business model are impacted by adverse factors as discussed in Note 3 above, it is likely that US Unwired’s business will suffer to the point that US Unwired will not meet some of the amended covenants in the US Unwired bank debt agreements. If that occurs and the US Unwired banks do not agree to again revise the US Unwired amended covenants, they would be able to declare a default under the US Unwired bank debt and to refuse to advance funds to us.

Our business is being adversely affected by increased competition, slower subscriber growth than we anticipated, uncertainties regarding churn due to the introduction of wireless number portability, general economic conditions and other factors. If these factors continue, it is likely that we will not have enough cash to operate our business. IWO is already in default of its senior bank credit facility due to covenant violations and missed interest payments. The IWO bank lenders could demand payment of what we owe them, and they have already denied IWO access to the remaining available funds under the facility. If payment were demanded, we would also be in default under the IWO senior notes and the related indenture. US Unwired’s funding status and ability to comply with its amended senior bank credit facility financial covenants is dependent upon a number of factors influencing projections of earnings and operating cash flows. These factors include subscriber growth, average monthly revenue per user (“ARPU”), cash cost per user (“CCPU”), customer churn and cost per gross addition (“CPGA”). Should actual results differ from the underlying business model assumptions, the Company’s liquidity position and it ability to comply with the amended financial covenants could be adversely affected. The Company could be required to raise additional capital that may or may not be available on terms acceptable to the Company, if at all. This could have a material adverse effect on the Company’s ability to achieve its intended business objectives. If we were unable to comply with our amended covenants, the banks could place us in default and accelerate payment. If payment were demanded, we would also be in default under our senior notes and the related indenture and it is likely that we will not have enough cash to operate.

Our business has been adversely affected by the following factors:

•	A highly competitive marketplace.

•	General economic conditions in our markets have not been good, further adversely affecting subscriber growth and churn.

•	Initiatives by Sprint PCS including the introduction of NDASL, the charging of higher fees than we believe are contractually permitted, the forced migration to Sprint PCS back office services, and other factors affecting our business relationship.

In addition, there are other factors that could contribute to a continuation of poor business conditions for us. These include:

•	Uncertainty whether our expected level of capital expenditures will be sufficient to support our networks.

•	Uncertainty about charges that Sprint PCS is seeking to impose on us, as described above.

•	Uncertainly as to our future relationship with Sprint and Sprint PCS as a result of outstanding litigation.

As a result of our adverse business conditions, due to the above and other factors, IWO has failed to meet some of the financial covenants with its banks and since March 2003, has failed to make $7.5 million in interest payments on the IWO $240 million senior bank credit facility. Loan covenants are promises that borrowers make either to do or not to do specified things or not to allow specified things to happen. A failure to meet a loan covenant has three principal consequences. First, it permits the lender to refuse to advance additional borrowings. IWO’s lenders have already taken this action. IWO would not have sufficient cash to operate if it is unable to obtain the proceeds under its bank loan agreements or comparable amounts from alternative financing sources, and it is most unlikely that alternate financing will be available. We believe that US Unwired would have sufficient cash to fund its operations, debt service and capital requirements in the next twelve months without additional borrowing, but, should the assumptions in its underlying business model be incorrect, we may need additional borrowing to fund those needs in 2004. Second, failure to meet a loan covenant allows the lender to declare the loan to be in default and to insist on payment of all amounts due under the loan. US Unwired and IWO would not have sufficient cash to repay these loans, and their failure to repay them, if repayment is demanded by the banks, would allow their note holders to declare a default under the indentures that govern the senior notes and to insist on payment of all amounts due under the senior notes. If these things happen and we were unable to work out a debt restructuring with our banks and note holders on mutually acceptable terms, we likely would have no other alternative than to seek protection under bankruptcy laws.

The Company has updated the US Unwired business model to include its operating performance for the six months ended June 30, 2003 and the initiatives as discussed below. Based upon existing assumptions in the business model, the Company believes that, over the next twelve months, it will be able to comply with the financial covenants of the amended US Unwired senior bank credit and have sufficient cash to fund its operations, debt service and capital requirements. US Unwired’s funding status and ability to comply with these amended financial covenants is dependent upon a number of factors influencing projections of earnings and operating cash flows. These factors include subscriber growth, average monthly revenue per user (“ARPU”), cash cost per user (“CCPU”), customer churn and cost per gross addition (“CPGA”). Should actual results differ from the underlying business model assumptions, the Company’s liquidity position and it ability to comply with the amended financial covenants could be adversely affected. The Company could be required to raise additional capital that may or may not be available on terms acceptable to the Company, if at all. This could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

The Company has been unable to develop a business plan for IWO that provides sufficient cash to fund operations, debt service and capital requirements in 2003. The Company is in discussions with the IWO banking group to arrive at an acceptable restructuring to preserve IWO liquidity but it is probable that no plan will be forthcoming, and the Company will soon be forced to seek protection under bankruptcy for IWO. Due to uncertainties, all of the IWO debt has been classified as a current obligation and our outside auditors have rendered a going concern opinion on IWO.

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

Our primary customer base is individual consumers and our accounts receivable represent unsecured credit. If the economic downturn that the United States and our territories have recently experienced becomes more pronounced or lasts longer than currently expected and spending by individual consumers drops significantly, our business would continue to be negatively affected. Moreover, the recent upturn in the national economy has not significantly resulted in improvements to our financial performance, and there is no assurance that it will ultimately do so.

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

Item 6. Exhibits and Reports on Form 8-K

a. Exhibits

(a) The following exhibits are filed as part of this report:

(3)(i)	Third Restated Articles of Incorporation of US Unwired Inc. (Incorporated by reference to Exhibit 3.1 of Form 10-Q filed by the Registrant on May 9, 2002)

3(ii)	By-laws of US Unwired Inc. as Amended on April 29, 2003

(4)(i)(a)	Amended and Restated Agreement Credit Agreement dated March 8, 2002 between US Unwired Inc. and lenders. (Incorporated by reference to Exhibit 4.1 of Form 8-K filed by the Registrant on March 21, 2002)

(4)(i)(b)	Waiver and Amendment dated May 1, 2002 to the Amended and Restated Agreement Credit Agreement dated March 8, 2002 between US Unwired Inc. and lenders. (Incorporated by reference to Exhibit 4.i.b. of Form 10-Q filed by the Registrant on August 14, 2002)

(4)(i)(c)	Second Agreement Regarding Amendments to Loan Documents dated June 6, 2002 between US Unwired Inc. and lenders. (Incorporated by reference to Exhibit 4.i.c. of Form 10-Q filed by the Registrant on May 9, 2002)

(4)(i)(d)	Third Amendment to Credit Agreement dated October 30, 2003 between US Unwired, Inc. and lenders. (Incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Registrant on October 31, 2003)

(4)(i)(e)	Supplemental Indenture dated as of March 11, 2002, among Georgia PCS Management, LLC and Georgia PCS Leasing, LLC, both Georgia limited liability companies and subsidiaries of US Unwired Inc., the other Guarantors and State Street Bank and Trust Company, as trustee under the indenture. (Incorporated by reference to Exhibit 4.i.d. of Form 10-Q filed by the Registrant on August 14, 2002)

(4)(i)(f)	Registration Rights Agreement, dated April 1, 2002, by and among Issuer, Northeast Unwired Inc. and IWO Holdings Inc. for certain registration rights of US Unwired common stock (Incorporated by reference to Exhibit 4.i.e. of Form 10-Q filed by the Registrant on August 14, 2002)

(31.1)	Certification by President and Chief Executive Officer

(31.2)	Certification by Chief Financial Officer

(32.1)	Certification by President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

On August 7, 2003, we filed a Current Report on Form 8-K containing a press release announcing the Company’s earnings for the fiscal quarter ended June 30, 2003.

On August 14, 2003, we filed a Current Report on Form 8-K containing a transcript of the conference call to discuss the Company’s second quarter 2003 earnings.

On September 17, 2003, we filed a Current Report on Form 8-K containing a press release announcing the sale of certain non-core assets.

On October 10, 2003, we filed a Current Report on Form 8-K to include a presentation that US Unwired Inc. management gave on September 24, 2003.

On October 31, 2003, we filed a Current Report on Form 8-K containing a press release announcing that the Company had reached agreement with its senior credit lenders to modify certain provisions of the US Unwired $170 million senior bank credit facility.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

November 11, 2003	US UNWIRED INC.

	By:	/s/ Jerry E. Vaughn
Jerry E. Vaughn Chief Financial Officer