Form 10-K
period 2003-12-31
US UNWIRED INC
filed 2004-03-02
CIK 1024149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO

SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2003.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File Number: 000-22003

US UNWIRED INC.

(Exact name of registrant as specified in its charter)

Louisiana	72-1457316
(State or other jurisdiction of incorporation or Organization)	(I.R.S. Employer Identification Number)

70601
(Zip code)

901 Lakeshore Drive

Lake Charles, Louisiana 70601

(Address of principal executive offices)

(337) 436-9000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share

Title of Each Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.  Yes  ☒  No  ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing sales price on the OTC Bulletin Board on June 30, 2003, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $38,445,956. (For purposes of determination of the foregoing amount, only our directors, executive officers and 10% shareholders have been deemed affiliates).

There were 128,831,535 shares of common stock, $0.01 par value per share, outstanding at February 15, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the US Unwired Inc. Proxy Statement of Registrant for its 2004 annual meeting of shareholders.

US UNWIRED INC.

ANNUAL REPORT ON FORM 10-K

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements, which are statements about future business strategy, operations and capabilities, construction plans, construction schedules, financial projections, plans and objectives of management, expected actions of third parties and other matters. Forward-looking statements often include words like believes, belief, expects, plans, anticipates, intends, projects, estimates, may, might, would or similar words. Forward-looking statements speak only as of the date of this report. They involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different. In addition to the risk factors described elsewhere, specific factors that might cause such a difference include, but are not limited to (i) our ability to finance future growth opportunities; (ii) our dependence on Sprint PCS; (iii) our ability to expand our Sprint PCS network or to upgrade the Sprint PCS network to accommodate new technologies; (iv) limited operating history in the PCS market and anticipation of future losses; (v) potential fluctuations in operating results; (vi) changes or advances in technology; (vii) changes in law or government regulation; (viii) competition in the industry and markets in which we operate; (ix) future acquisitions; (x) our ability to attract and retain skilled personnel; (xi) our dependence on contractor and consultant services, network implementation and information technology support; (xii) our potential inability to expand the services and related products we provide in the event of substantial increases in demand in excess of supply for network and handset equipment and related services and products; (xiii) the availability at acceptable terms of sufficient funds to pay for our business plans; (xiv) changes in labor, equipment and capital costs; (xv) any inability to comply with the indentures that govern our senior notes or credit agreements; (xvi) changes in management; and (xvii) general economic and business conditions.

You should not rely too heavily on any forward-looking statement. We cannot assure you that our forward-looking statements will prove to be correct. We have no obligation to update or revise publicly any forward-looking statement based on new information, future events or otherwise. For a discussion of some of the factors discussed above as well as additional factors, see “RISK FACTORS” contained in this document.

PART I

ITEM 1. Business

General

Through our wholly owned subsidiaries, Louisiana Unwired, LLC (“Louisiana Unwired”) and IWO Holdings, Inc. (“IWO”), we provide wireless personal communication services, commonly referred to as PCS, in eastern Texas, southern Oklahoma, southern Arkansas, the Florida panhandle, southern Tennessee, upstate New York, New Hampshire (other than the Nashua market) and Vermont; significant portions of Louisiana, Alabama, Georgia and Mississippi; and portions of Massachusetts and Pennsylvania. We are a network partner of Sprint PCS, the personal communications services group of Sprint Corporation. Sprint PCS, directly and through network partners like us, provides wireless services in more than 4,000 cities and communities across the country. We have the exclusive right to provide PCS services under the Sprint® and Sprint PCS® brand names in service areas that had approximately 17.6 million residents as of December 31, 2003. Our combined service areas are among the largest in population and subscribers of the Sprint PCS network partners and are contiguous with Sprint PCS’s launched markets of Houston, Dallas, Little Rock, New Orleans, Birmingham, Jacksonville, Memphis, Atlanta, New York and Boston.

At December 31, 2003, we were providing PCS service to approximately 617,800 subscribers and network coverage to approximately 12.8 million residents or 73% out of approximately 17.6 million total residents. The number of residents in our service area does not represent the number of Sprint PCS subscribers that we expect to have in our service area.

Recent Developments

For a discussion of recent developments in 2003 including our operating results, liquidity and relationship with Sprint PCS, please refer to Recent Developments in Item 7. Management’s Discussion and Analysis of Financial Condition And Results of Operations.

Our Affiliation with Sprint PCS

Sprint PCS adopted a strategy to extend its 100% digital, 100% PCS network by entering into agreements with independent wireless companies such as us, which we refer to as affiliates, to construct and manage Sprint PCS markets and market Sprint PCS services. Through these affiliations, Sprint PCS services are available in key cities contiguous to current and future Sprint PCS markets.

Under our agreements with Sprint PCS, we market Sprint PCS products and services in our service area using licenses that Sprint PCS acquired from the FCC in 1994 and 1996. We are the only provider of Sprint PCS products and services in our service area. Some key points about these agreements are:

•	Each agreement lasts up to 50 years with an initial period of 20 years and three successive 10-year renewal periods.

•	Each agreement requires revenue sharing of 8% to Sprint PCS and 92% to US Unwired, except that US Unwired retains 100% of the revenues from non-US Unwired Sprint PCS subscribers traveling in our service area, merchandise sales and other revenues as defined in the Sprint PCS Management Agreement.

•	If we terminate or breach the agreements, we may be required to sell our PCS business and network to Sprint PCS or to purchase the Sprint PCS licenses from Sprint PCS.

•	If Sprint PCS terminates or breaches the agreements, we may be able to sell our PCS business and network to Sprint PCS or to purchase the Sprint PCS licenses from Sprint PCS.

In addition, through services agreements, we pay Sprint PCS service fees for certain ‘back office’ functions performed by Sprint PCS for us. We pay service fees to Sprint PCS for new subscribers activations as well recurring monthly fees for services performed for existing subscribers such as billing and customer service.

We also purchase other goods and services, such as handsets, from Sprint PCS where Sprint PCS has contracted with third party vendors. Sprint PCS has entered into agreements with national retailers that sell handsets and service to new subscribers in our markets. Sprint PCS pays these national retailers a new subscriber commission and provides handsets to them below cost. For new subscribers added in our markets by these national retailers, Sprint PCS passes the costs of commissions and handset subsidies to us.

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

PCS Services and Features

We offer Sprint PCS products and services in our service area. Our products and services are designed to mirror those of Sprint PCS and to be a part of the Sprint PCS nationwide network. Sprint PCS subscribers in our service area may use Sprint PCS services throughout our contiguous markets and seamlessly throughout the Sprint PCS network.

We support Sprint PCS’s newest technology, PCS Vision™, throughout our service area. PCS Vision™ allows subscribers that purchase handsets with the appropriate features the ability to access the Internet, receive and send email, download pictures and sounds, and take digital pictures either with a built-in or attachable camera.

We offer Code Division Multiple Access (CDMA) handsets that weigh 2.7 to 7.0 ounces and can offer up to 16 days of standby time and up to 3.8 hours of talk time. Many of these models are dual-mode handsets that allow subscribers to make and receive calls on both PCS and cellular frequency bands. All handsets are equipped with preprogrammed features and are sold under the Sprint PCS brand name.

We provide roaming service to both Sprint PCS subscribers that are traveling through our service area as well as certain non-Sprint PCS subscribers traveling through our service area. Sprint PCS and other affiliates provide a similar service to our subscribers traveling outside of our market area. Roaming allows a person to make a phone call outside the service area where they purchased the service.

PCS Marketing Strategy

We benefit from the recognizable Sprint PCS brand names and logos and from Sprint PCS’s technological developments. We enhance the national effort with local marketing managers and coordinators who develop strategies specifically tailored to our local markets. They assist the sales force in driving traffic to the stores through promotions, contests and community relations programs and assist the outside sales force in targeting business sales.

Pricing

We use the Sprint PCS pricing strategy to offer our subscribers a menu of service plans typically structured with monthly recurring charges, large local calling areas, bundles of minutes and options and features such as voicemail, enhanced caller identification, call waiting, three-way calling and PCS Vision web. In order to meet the competitive needs of our specific local markets, we occasionally alter Sprint PCS’s pricing plans. In addition, we offer a pre-paid service called Chat Pak in certain markets where we believe that it will provide a competitive advantage.

Advertising

We capitalize on the Sprint PCS name and reputation to attract subscribers. We benefit from Sprint PCS’s national advertising campaign at no additional cost. Sprint PCS also runs numerous promotional campaigns that provide subscribers with benefits such as additional features at the same rate or free ancillary services. We direct our media and promotional efforts at the community level by advertising Sprint PCS’s products and services through radio, print, outdoor, billing inserts, direct mail and promotional displays in our retail stores.

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

Retail stores

At December 31, 2003, we had 54 retail outlets. Our retail outlets are located in principal retail districts in each market, designed in accordance with Sprint PCS specifications and branded as Sprint stores. We use our stores for the distribution and sale of our handsets and services. Sales representatives in these outlets receive in-depth training that allows them to explain our service in an informed manner. We believe that these representatives foster effective and enduring customer relationships.

Mass merchandisers and outlets

We target subscribers through our mass-market retail outlets through Sprint PCS negotiated distribution agreements with national and regional mass merchandisers and consumer electronic retailers, including Radio Shack, Wal-Mart, Best Buy and Office Depot and, at December 31, 2003, had a presence in over 600 national retail outlet locations in our service area.

Independent agents

We have a contracted network of independent agents that creates additional opportunities for local distribution. Most of these businesses are family-owned consumer electronics dealers and wireless telecommunication retailers. At December 31, 2003, we had approximately 300 independent agents under contract.

Other Sprint PCS initiatives

We participate in Sprint PCS’s national accounts program, which targets Fortune 1000 companies. This allows us to take advantage of Sprint PCS’s inbound telemarketing sales program and Sprint PCS’s internet site that allows subscribers in our service area who purchase products and services over the Sprint PCS internet site become subscribers of our PCS network.

Resellers

Effective July 2002, we agreed to participate in a reseller program in our service area through Sprint PCS as part of the partnership between Sprint PCS and Virgin Mobile USA, LLC (“Virgin”). The agreement allows Virgin to sell prepaid wireless services and pay us for use of our network on a per minute basis. Virgin targets the 15- to 30-year-old consumer market to purchase pay-as-you-go wireless communications services while eliminating the responsibilities of monthly bills and credit requirements.

No single manufacturer has accounted for more than 10% of our sales in the current reporting period or in the past three years.

Suppliers and Equipment Vendors

We do not manufacture any of the handsets that we use in our operations. We purchase our handsets directly from Sprint PCS and our accessories from certain other third party vendors.

Competition

We face significant competition in our service area from a number of competitors. There are five other national mobile telephony operators that offer service in at least some portion of our service area—AT&T

Wireless, Verizon, Cingular, Nextel and T-Mobile. In addition, there are many local and regional carriers that offer PCS and cellular services in our service area. According to the FCC’s Eighth Annual Commercial Mobile Services Competition (“CDMR”) Report, released July 14, 2003, “…270 million people, or 95% of the total population, have three or more different operators offering mobile telephone service in the counties in which they live.”

Wireless local number portability (“WLNP”) was introduced in a portion of our markets in November 2003. WNLP allows customers to retain existing telephone numbers when switching from one wireless carrier to another. The introduction of WLNP in all of our markets in May 2004 may result in higher customer turnover, lower revenues and increased operating costs. We are closely monitoring the effects of WNLP but cannot state with any certainty the impact that it will have on our future operations.

In order to attract new subscribers, we offer discounts on handsets and service plans that include more minutes and/or more anytime minutes and other enhancements such as complimentary periods of free data usage. Based upon increased competition, we anticipate that market prices for two-way wireless services will continue to decline in the future. We compete to attract and retain subscribers principally on the basis of services and features, the size and location of our service areas, network coverage and reliability, customer care and pricing. Our ability to compete successfully depends, in part, on our ability to anticipate and respond to various competitive factors affecting the industry, including new services that may be introduced, changes in consumer preferences, demographic trends, economic conditions and discount pricing strategies by competitors.

We believe that our ability to compete effectively with other PCS providers will depend on:

•	the continued expansion and improvement of the Sprint PCS network, customer care system and telephone handset options.

•	the continued success of CDMA technology in providing better call quality and clarity than other systems.

•	our competitive pricing with various options suiting individual subscribers calling needs.

The main wireless technologies used in the United States are: Code Division Multiple Access (“CDMA”), Global System Mobile Communications (“GSM”) and Time Division Multiple Access (“TDMA”).

Sprint PCS has chosen CDMA technology, which we believe offers significant advantages in the marketplace.

CDMA offers superior call quality and clarity. CDMA also offers the highest capacity of the three standards. This means that more simultaneous calls can be handled on a CDMA network than on equivalent TDMA or GSM networks. CDMA also offers a high level of security, giving subscribers confidence that their calls remain private. CDMA offers many advanced features such as short text messaging, Internet access, call waiting, call forwarding and three way calling. Several providers in the United States, including Sprint PCS and Verizon use CDMA technology.

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

GSM is the most widely adopted standard around the world. It originated in Europe, where it continues to be the dominant standard. It has been widely deployed for over ten years, which means that economies of scale for network and handset equipment have been achieved. This has lowered the cost of purchasing the equipment for a GSM system. GSM also offers increased call security and advanced features like those available on a CDMA network. T-Mobile uses GSM technology.

We do not currently face significant competition from resellers on our facilities and believe our relationship with Virgin compliments our other distribution channels. We expect to continue to be subject to the FCC rule that requires cellular and PCS licensees to permit resale of carrier service.

Network Operations

We have completed the initial network build out plan for all of our markets, except for certain IWO markets. The Sprint PCS Management Agreement requires us to provide network coverage to 65% of the resident population in our service area.

We have met this requirement in all of our service areas except for IWO’s service area, and it is unlikely that IWO will have sufficient liquidity to complete the build-out in the IWO service area. Should we be unable to complete the IWO build-out, Sprint PCS has the right to place the IWO Sprint PCS management agreement in default and take actions up to and including termination of the IWO Sprint PCS Management Agreement.

We believe that our inability to complete the build-out of the IWO service area will have no effect on the non-IWO service area. We are continuing to expand our service by selectively upgrading network equipment and adding cell sites in only certain markets that we believe will help us provide increased subscriber growth or enhanced coverage that we believe will reduce subscriber turnover.

Cell sites

Our preference is to selectively add cell sites through co-location, which is leasing available space on a tower owned by another company. When we co-locate, we generally have lower construction costs, and it is likely that any zoning difficulties have been resolved. As of December 31, 2003, we had 1,878 PCS cell sites, of which approximately 94% were co-locations and 6% owned with network coverage of approximately 12.8 million residents out of approximately 17.6 million total residents. The number of people in our service area does not represent the number of Sprint PCS subscribers that we expect to have in our service area.

Microwave relocation

Fixed microwave operators previously used the frequencies that are now allocated for PCS licenses. The FCC has established procedures for PCS licensees to relocate these existing microwave paths, generally at the PCS licensee’s expense. We have paid our share of those reported cost for relocation that have been triggered by our current site build out. We do not expect any substantial relocation cost for additional planned build out of sites.

Switching centers

We own or lease property for our eight switching centers for our service area. These centers are located in Albany, New York, Londonderry, New Hampshire, Shreveport, Louisiana, Macon, Georgia, Jackson, Mississippi and Montgomery, Alabama. Each switching center serves several purposes, including subscriber validation, call routing, managing call hand off and managing access to landlines and access to Sprint PCS national platforms.

Interconnection

We connect our digital PCS network to the landline telephone system through interconnection agreements with local exchange carriers. Through our agreements with Sprint PCS, we benefit from the interconnection agreements that Sprint PCS negotiates.

Network monitoring systems

We use Sprint PCS’s Network Operations Control to provide monitoring and maintenance of our entire network, including the constant monitoring for blocked or dropped calls, call clarity and signs of tampering, cloning or fraud, the recording of network traffic statistics and the overseeing of customer usage, data collected at switch facilities and billing.

Government Regulation

The FCC and other federal, state and local regulatory agencies regulate our PCS system.

Licensing of PCS systems

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

Other regulatory requirements

The Communications Act preempts state and local regulation of the entry of, or the rates charged by, any provider of private mobile radio service or of commercial mobile radio service (“CMRS”), which includes PCS and cellular service. The FCC does not regulate CMRS or private mobile radio service rates. However, CMRS providers are common carriers and are required under the Communications Act to offer their services to the public without unreasonable discrimination.

The FCC imposes additional regulatory requirements on all CMRS, operators, which include PCS and cellular systems as well as some specialized mobile radio systems. These requirements may change. Some of the current requirements include:

•	Roaming. CMRS carriers must provide service to all subscribers of a compatible CMRS service in another geographic region.

•	Number portability. CMRS carriers are required to allow their subscribers to take their phone numbers with them if they change to a competitive service and must be able to deliver calls to carried numbers.

•	Enhanced 911. CMRS carriers must transmit 911 calls from any qualified handset without credit check or validation, must provide 911 service to individuals with speech or hearing disabilities, and must provide the approximate location of the 911 caller.

•	Wiretaps. CMRS carriers must provide law enforcement personnel with sufficient capacity to enable wiretaps on the CMRS network.

•	Customer information. The FCC has rules that protect the customer against the use of customer proprietary information for marketing purposes.

•	Interconnection. All telecommunications carriers, including CMRS carriers, must interconnect directly or indirectly with other telecommunications carriers.

•	Universal service and other fees. The FCC imposes universal service support fees on telecommunications carriers, including CMRS carriers. The FCC imposes additional fees for telecommunications relay service, number portability and the cost of FCC regulation.

•	Tower Construction, Marking and Lighting. The FCC and FAA regulate the location, height, and marking of proposed towers.

Transfers and assignments of PCS licenses

The FCC must approve the assignment or transfer of control of a license for a PCS system. In addition, the FCC requires licensees who transfer control of a PCS license within the first three years of their license term to disclose the total consideration received for the transfer. FCC approval is not required for the sale of an interest that does not transfer control of a license. Any acquisition or sale of a PCS interest may also require the prior approval of the Federal Trade Commission, the Department of Justice and state or local regulatory authorities.

State and Local Regulation

State governments can regulate other terms and conditions of wireless service. Several states have imposed, or have proposed legislation that will impose, various consumer protection regulations on the wireless industry. States also may impose their own universal service support fees on wireless carriers, similar to the requirements that have been established by the FCC. At the local level, wireless facilities typically are subject to zoning and land use regulation, although the Communications Act preempts both state and local governments from categorically prohibiting the construction of wireless facilities in any community or unreasonably discriminating against a carrier. Numerous state and local jurisdictions have considered imposing conditions on a driver’s use of wireless technology while operating a motor vehicle, and a few have actually done so.

Foreign ownership

The Communications Act of 1934 limits the non-U.S. ownership of licensees. If foreign ownership exceeds the permitted level, the FCC may revoke the PCS licenses or require an ownership restructuring.

Additional spectrum

From time to time, the FCC conducts auctions of additional spectrum. We have no way of knowing whether the new spectrum in our service area will be used to compete with our PCS systems.

Intellectual Property

The Sprint® and Sprint PCS® brand names and logos are registered service trademarks owned by Sprint. We have license agreements with Sprint that allow us to use, without payment and only in our service area, the Sprint design logo and diamond symbol and other Sprint service trademarks, like PCS Vision™. We can use some of Sprint’s licensed trademarks on some wireless telephone handsets. The license agreements have many restrictions on our use of their licensed trademarks. We are the only person entitled to market Sprint PCS products and services in our service area, except for the Sprint PCS national marketing programs.

Employees

As of December 31, 2003, we had approximately 939 employees. No union represents our employees. We believe that we have good relations with our employees.

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

The risk factors described below are qualified and supplemented in their entirety by the discussions in Note 2 to the condensed consolidated financial statements included herein and in Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) under the captions “Overview” and “Liquidity.” These items contain important disclosures related to our and IWO Holdings, Inc.’s current liquidity, debt, relationship with Sprint PCS and constraints on our business in the current environment. An adequate understanding of near term risks facing us requires consideration of the referenced discussions.

Introduction

In this section, unless the context indicates otherwise, “we” and “our” and “combined company” refer collectively to US Unwired and all of its subsidiaries. We use “US Unwired” to refer just to our parent company without reference to its subsidiaries. “LA Unwired” refers collectively to our subsidiaries Louisiana Unwired, LLC, Texas Unwired general partnership, and Georgia PCS Management, L.L.C. (“Georgia PCS”), unless the context of the reference indicates otherwise.

An extremely brief overview introduces each of the subsections below. We think the overview captures the gist of the subsection, but it is not a substitute for reading the entire subsection.

Risks Related to Our Stock Price

Overview of this subsection:

Our stock price has not been stable. Many additional shares have become freely tradeable in the public market. This may have caused our stock price to fluctuate greatly. Our common stock was delisted from the Nasdaq National Market effective May 8, 2003 and since then it has been traded on the Over the Counter (“OTC”) Bulletin Board.

The stock price of US Unwired may continue to be unstable or depressed.

The market price of our common stock has been significantly depressed and could be subject to fluctuations in response to factors such as the following, some of which are beyond our control:

•	quarterly variations in our operating results;

•	operating results that vary from the expectations of securities analysts and investors;

•	changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;

•	changes in our liquidity that may impact our ability to meet the financial covenants of our senior bank credit facility and repay our debts;

•	changes in our relationship with IWO that may include being forced to seek bankruptcy protection for IWO and that may possibly include having no involvement with IWO at all;

•	possible significant increases in subscriber turnover with the introduction of wireless portability that affected a significant portion of our markets beginning in November 2003 for metro markets and May 2004 for all other markets;

•	changes in our relationship and that of other Sprint PCS affiliates with Sprint PCS;

•	announcements by Sprint PCS or Sprint PCS affiliates concerning developments or changes in its business, financial condition or results of operations, or in its expectations as to future financial performance;

•	actual or potential defaults in bank covenants by Sprint PCS or Sprint PCS affiliates, which may result in a perception that we are unable to comply with our bank covenants;

•	announcements of technological innovations or new products and services by Sprint PCS or our competitors;

•	changes in results of operations, market valuations and investor perceptions of Sprint PCS, Sprint PCS affiliates or of other companies in the telecommunications industry in general and the wireless industry in particular, including our competitors;

•	departures of key personnel;

•	changes in laws and regulations;

•	significant claims or lawsuits;

•	the large number of US Unwired shares that can freely be sold in the public market, as described under the following italicized heading;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments; and

•	general economic and competitive conditions.

The number of shares of our common stock that is freely tradeable in the public market increased substantially after November 22, 2002. Sales of unusually large numbers of shares of our common stock in the public market, or the perception that such sales could occur, could further depress our stock price.

We issued approximately 44,400,000 additional shares of our common stock when we acquired Georgia PCS and IWO in March and April 2002 through two mergers, and we agreed to issue about another 6,900,000 shares upon the exercise of warrants and options that we assumed from IWO. Before November 22, 2002, most of these shares were not freely tradeable in the public market because of the combined effect of restrictions under federal securities laws and of agreements, called lock up agreements, that we obtained from the holders not to sell shares before specified dates. The restrictions imposed by federal securities laws on sales of these shares terminated on November 22, 2002, which was the effective date of the registration statement that we were required to file to register certain of those shares for resale. On March 28, 2003, all remaining shares that were then still subject to the lock up agreements, equal to about 1,080,000 shares became freely tradeable.

The market price of our common stock could continue to be depressed if the holders of shares that have become freely tradeable sell them or if the market perceives that they intend to sell them. We cannot predict whether future sales of our common stock or the availability of our common stock for sale will adversely affect the market price for our common stock.

We rely on Sprint PCS for a substantial amount of our financial information. If that information is not accurate, the investment community could lose confidence in us.

Under our agreements with Sprint PCS, it performs our billing, manages our accounts receivable and provides a substantial amount of financial data about our accounts. We use that information to calculate our financial results and to prepare our financial statements. If we later find errors in that information, we may be required to restate our financial statements. If that occurs with respect to us or any other Sprint PCS affiliate, investors and securities analysts may lose confidence in us. In fact, we and Sprint PCS have discovered billing and other errors or inaccuracies that have been material to us. If we are required to make adjustments to our financial statements as a result of these inaccuracies, that could negatively affect the investment community’s perception of us. For more information about these inaccuracies, please see the section of these Risk Factors entitled “Risks Particular to the Our Relationship with Sprint PCS.”

Our common stock was delisted from the Nasdaq National Market effective May 8, 2003 and is now quoted on the Over the Counter (“OTC”) Bulletin Board.

Our common stock was delisted from the Nasdaq National Market effective May 8, 2003 and is now quoted on the OTC Bulletin Board. The stock was delisted because we did not meet Nasdaq’s requirements for continued listing related to our stock price and stockholders’ equity. Since then, it has become more difficult to buy and sell our shares and securities analysts and news media have lost much of their interest in us. Additionally, we may become subject to SEC rules that affect “penny stocks,” which are stocks priced below $5.00 per share that are not quoted on a Nasdaq market. These rules would make it more difficult for brokers to find buyers for our shares and could lower the net sales prices that our stockholders are able to obtain.

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

Risks Related to the Our Business, Strategy and Operations

Overview of this subsection:

None of our operating subsidiaries has ever operated profitably or achieved consistent positive cash flow. If that doesn’t change, we will not have enough cash to run our business, as more fully discussed in the Management’s Discussion section of this report. Timely expansion or completion of the PCS networks of our operating subsidiaries is a key to our success, but we face numerous challenges in doing that. Revenues we receive from travelers in our territories will likely not meet our expectations.

Our operating subsidiaries have not yet operated their PCS businesses profitably or achieved consistent positive cash flow.

We expect to continue to incur significant operating losses and we expect IWO to continue to generate negative cash flow while we complete and/or expand our PCS networks and build our customer base. Our ultimate profitability will depend upon many factors, including our ability to market our services successfully and operate our networks efficiently, in addition to numerous other factors that are described in this “Risk Factors” section. If we fail to achieve at least consistent positive cash flow within a reasonable period of time, we may not be able to service our debt and an investment in our securities may not have much value.

If our business strategies are not implemented or are unsuccessful, our business could be adversely affected.

Our strategies seek to (1) limit capital expenditures to required technical upgrades and only adding cell site coverage in areas that are expected to produce positive cash returns, (2) sell certain assets that are not part of our core PCS business, (3) reduce the number of our employees and our corporate overhead and close retail outlets that do not meet minimum internal rates of return, (4) evaluate, and in certain cases renegotiate, certain expenses, (5) reduce customer turnover or churn rate and improve customer service and credit quality, (6) improve US Unwired’s relationship with Sprint PCS and (7) increase our market share among higher credit quality customers and initiate pre-payment and deposit programs for certain high credit risk subscribers. We have implemented all of these strategies, except for improving our relationship with Sprint PCS, but it is still too early to determine whether these strategies will have any positive or negative long-term effect on our business. In particular:

•	Because technology in our business continually evolves, we may be required to spend significant amounts of money on capital expenditures or risk obsolescence.

•	We may lose customers if they are not satisfied with our coverage.

•	Although we have divested our cellular business and certain PCS licenses and we have agreed to sell approximately 90 cell site towers, the amounts realized will not be significant to our overall cash flow requirements.

•	Our reduced workforce may not be sufficient and our service may suffer because of it.

•	We may not be able to improve our cost structure because we cannot control the outcome of negotiations with counter parties, including Sprint PCS.

•	Our relationship with Sprint PCS could deteriorate further as a result of the lawsuits we have filed against Sprint and Sprint PCS and that Sprint and Sprint PCS have filed against us.

•	We may not be able to reduce customer churn, and the introduction of wireless number portability in a significant portion of our markets beginning in November 2003 may cause it to increase.

•	We may not be able to improve customer quality without restricting overall subscriber growth.

Potential loss of management fees from IWO would result in material loss of revenue and income and have a material adverse effect on our liquidity and financial condition.

US Unwired currently receives management fees from IWO, which amounted to $8.4 million in 2003. There is a risk that this arrangement could be terminated due to the uncertainties surrounding IWO. This result could occur if IWO were to file for bankruptcy and elect to terminate this arrangement. Moreover, IWO’s lenders are entitled to designate a manager for the IWO business and may not choose us. In addition, we believe our equity position in IWO currently has negligible value.

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

Under our agreements with Sprint PCS, we believe that Sprint PCS can change the fee, called a travel rate, within certain limitations, that we receive and pay for each Sprint PCS travel minute. Sprint PCS changed the reciprocal travel rate for Louisiana Unwired from $0.20 per minute in 2002 to $0.058 per minute in 2003 and for IWO, Georgia PCS and Texas Unwired from $0.10 per minute in 2002 to $0.058 per minute in 2003. Sprint PCS notified us that the rate will further decrease for all of our markets from $0.058 per minute to $.041 per minute in 2004. We have notified Sprint and Sprint PCS that we believe these particular reductions are not in accordance with our agreements with Sprint PCS, and we have included these reductions among our claims in our lawsuit against Sprint and Sprint PCS that is discussed in more detail below under the caption “Risks Particular to Our Relationship with Sprint PCS.” However, our recourse against Sprint PCS for these reductions may be limited. Currently the revenues we receive for subscribers of Sprint PCS and its other network partners using our networks exceed the expenses that we pay for our subscribers using their networks. The change in the travel rate will further materially decrease our revenues, expenses and our net travel position, which is the difference between travel revenue and travel expense, and will further materially decrease our cash flow from operations. For 2003, the reduction in the travel rate caused a $133.4 million decrease to our revenues, a $107.4 million decrease to our expenses and a reduction in cash flow of $26.0 million.

If we do not successfully manage our operations and expected growth, our operating performance may be adversely impacted.

Our operating subsidiaries have limited operating histories as Sprint PCS affiliates. Louisiana Unwired began operations as a Sprint PCS affiliate on June 8, 1998, IWO on January 5, 2000, Texas Unwired on January 7, 2000 and Georgia PCS on June 8, 1998. The combined company’s ability to achieve and sustain operating profitability will depend upon many factors, including our operating subsidiaries’ abilities to effectively market Sprint PCS services and manage customer turnover rates in their respective markets. In addition, a key factor the combined company’s operational performance will depend upon is our ability to manage growth of the combined company through the expansion or completion of IWO’s network build-out, which appears unlikely at present. To be successful, our operating subsidiaries will require continued development, construction, testing, deployment and operation of their respective networks. These activities are expected to place demands on our managerial, operational and financial resources.

The failure of any of our operating subsidiaries to timely expand or complete the build-out of its network, or to obtain the equipment needed for completion on a timely basis, may result in a decrease in the number of expected new PCS subscribers and adversely affect its and the combined company’s results of operations or, in the case of IWO, result in a breach of its agreements with Sprint PCS or, in the case of LA Unwired, result in the loss of the FCC licenses that it owns.

LA Unwired has completed the network build-out that is required by its agreements with Sprint PCS. Nevertheless, we may decide from time to time to build out additional portions of its markets to increase the population that is covered by its Sprint PCS service or we may acquire additional territory to be built out by acquiring additional markets from Sprint PCS or by acquiring other Sprint PCS network partners that have not completed their build-out requirements. Due to liquidity issues as described in Note 2 above, IWO has not yet completed its required build-out and has determined to abandon the construction of cell sites that do not provide a sufficient level of enhanced coverage. In 2003, IWO recorded an asset abandonment charge of $12.1 million for the cell sites and related property leases of these abandoned cell sites. Included in this asset abandonment are cell sites that IWO is required to construct to meet the build out requirements under the IWO Sprint Management Agreement. Failure to complete the build-out of the IWO service area may place IWO in default of its Sprint PCS Management Agreement, and Sprint PCS may take actions up to and including termination of the Management Agreement. We estimate that IWO will need to spend approximately $11.4 million to complete the construction of the cell sites it plans to complete and make those sites operational.

In order to expand or complete network build-outs, our operating subsidiaries must successfully lease or otherwise retain rights to a sufficient number of radio communications and network control sites, complete the purchase and installation of equipment, build-out the physical infrastructure and test the network. The applicable company must also meet all requirements of its agreements with Sprint PCS and all FCC requirements. One of these FCC requirements is that our networks not interfere with microwave radio systems. Compliance with that requirement could delay or impede expansion or build-out of our networks. Regulatory changes, engineering design changes and required technological upgrades could affect the number and location of our operating subsidiaries’ towers as well as their ability to obtain sufficient rights to meet their network build-out expansion goals or requirements. Some of the radio communications and network control sites required for IWO to complete its required build-out are likely to require zoning variances or other local governmental or third party approvals. The local governmental authorities in various locations in IWO’s markets have, at times, placed moratoriums on the construction of additional cell sites. The expansion of our networks or the completion of

IWO’s build-out could also be impaired by changes Sprint PCS may make in its technology or network. Any failure by IWO to complete its network build-out on a timely basis may limit its network capacity and/or reduce the number of its expected new PCS subscribers, either of which could adversely affect our or IWO’s results of operations and financial condition or result in IWO’s breach of its agreements with Sprint PCS. Any failure by LA Unwired to expand its network on a timely basis may limit its network capacity and/or reduce the number of its expected new PCS subscribers, either of which could adversely affect our results of operations and financial condition or result in a loss of LA Unwired’s licenses.

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

Our liquidity situation has forced us to sell assets without any certainty of improvement in our long-term financial condition.

Because our cash flow from operations may be insufficient in the long term to fund our capital requirements and our access to capital markets may be limited, we have sold certain assets that we consider non-core to our business consisting of our cellular business and certain non-essential PCS licenses. We have also entered into a sale and leaseback agreement for approximately 90 cell site towers with a minimum aggregate purchase commitment of $10 million, with the possibility of selling the remaining towers at a later date. Although we have divested certain non-core assets, the amounts realized will not be significant to our overall cash flow requirements because the holders of the US Unwired senior bank credit facility are requiring us to use a significant portion of the net proceeds from the non-core asset sales to repay existing bank debt.

Our ability to sell core assets is subject to several restrictions under the Sprint PCS agreement. Our operating subsidiaries are subject to a prohibition on the sale of certain of its assets to competitors of Sprint or Sprint PCS. Also, Sprint PCS has the right of first refusal on certain sales of our operating subsidiaries’ operating assets to a third party, and under certain circumstances Sprint PCS could purchase our operating subsidiaries’ operating assets at a discount. See “Risks Particular to Our Relationship with Sprint PCS.” These and other restrictions may limit our ability to sell core assets and may also reduce the value a buyer would be willing to pay for such core assets. Also, we cannot assure you that our core assets will be sold quickly enough or for sufficient amounts to enable us to meet our obligations.

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

From time to time, there is considerable demand for the communications equipment that our operating subsidiaries need to expand or complete their networks, and manufacturers of this equipment could have substantial backlogs of orders. Competitors who purchase large quantities of communications equipment may receive priority in the delivery of this equipment. If our operating subsidiaries cannot get this equipment, they may fail to expand or construct their networks timely.

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

We have sold eight non-core PCS licenses. LA Unwired still owns five PCS licenses for 10 MHz of spectrum. Sprint PCS has licenses for 10 to 30 MHz of spectrum in all of our territories, which we have an agreement to use. In the future, as the number of subscribers in our territories increases, this limited amount of licensed spectrum may not be able to accommodate increases in call volume, may lead to increased dropped or blocked calls and may limit our ability to offer enhanced services, all of which could result in increased customer turnover and adversely affect the combined company’s results of operations and financial condition.

If any of our operating subsidiaries loses the right to install its equipment on wireless towers or is unable to renew expiring leases for wireless towers on favorable terms or at all, our business and results of operations could be adversely impacted and we may not comply with our agreements with Sprint PCS.

Substantially all of the cell sites of our operating subsidiaries are installed on leased tower facilities that are shared with one or more other wireless service providers. In addition, a large portion of these leased tower sites are owned by a few tower companies. If a master agreement with one of these tower companies were to terminate, or if one of these tower companies were unable to support use of its tower sites by any of our operating subsidiaries, the affected subsidiaries would have to find new sites or may be required to rebuild the affected portion of their networks. In addition, the concentration of our operating subsidiaries’ cell sites with a few tower companies could adversely affect our results of operations and financial condition if any of our operating subsidiaries is unable to renew its expiring leases with these tower companies on favorable terms or at all. If any of the tower leasing companies that we do business with should experience severe financial difficulties, or file for bankruptcy protection, our ability to use our towers could be adversely affected. That, in turn, would aversely affect our revenues and financial condition if a material number of towers were involved and may result in non-compliance with our Sprint PCS management agreements.

The loss of the officers and skilled employees upon whom we depend to operate our business or the inability to attract additional personnel for the combined company’s growth could adversely affect the combined company’s results of operations.

Our business is managed by a small number of executive officers. We believe that our future success will depend in part on our continued ability to retain these executive officers and to attract and retain highly qualified technical and management personnel for the combined company. We may not be successful in retaining key personnel or in attracting and retaining other highly qualified technical and management personnel. We have adopted a retention plan for our key employees under which they can receive a payment of 30% to 50% of their base salary on certain dates over the next two years, if they remain employed by us and if certain other conditions are met. We cannot guarantee that this plan will be successful. We do not maintain policies of life insurance on our key executives. In addition, we granted stock options as a method of attracting and retaining employees, to motivate performance and to align the interests of management with those of our stockholders. Due to the decline in the trading price of our common stock, a substantial number of the stock options held by our employees have an exercise price that is higher than the current trading price of our common stock, and therefore these stock options may not be effective in helping us to retain valuable employees.

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

As of December 31, 2003, LA Unwired covered approximately 73% of the resident population in its territory and IWO covered 75% of residents in its territory. IWO’s projected build-out plan, which has currently been suspended due to liquidity issues, and LA Unwired’s build-out do not cover all their service areas. The coverage may not adequately serve the needs of the potential subscribers in the respective territories or attract enough subscribers to operate our business successfully. To correct this potential problem, LA Unwired or IWO may have to cover a greater percentage of its territory than anticipated, which it may not have the financial resources to complete or may be unable to do profitably.

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

Sales of wireless products and services in our territory by a “reseller” that is 50% owned by Sprint PCS could reduce our number of subscribers and our margins.

We allow a company, called a reseller, to sell wireless products and services in our territories. Our networks provide the wireless services that are sold by the reseller in our territories. We receive income from the reseller that we consider to be a fair return for this use of our networks, but our margins are greater when we generate our own subscribers. The reseller is 50% owned by Sprint PCS.

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

Overview of this subsection:

US Unwired and IWO have a substantial amount of debt. They cannot borrow from their banks unless they meet the banks’ requirements for borrowing. IWO has in fact failed to make interest payments on its senior bank credit facility. The recent economic downturn is making it more difficult to meet the banks’ requirements. US Unwired and its senior lenders have agreed to a reduction in the amount of credit available under its revolving credit facility from $80 million to $40 million. If we fail to repay our debt on time, our lenders may foreclose on our assets and, if that occurs, our stock will probably be worthless.

Both US Unwired and IWO have substantial debt that neither of them may be able to service; a failure to service this debt may result in the lenders under this debt taking away assets of ours (other than IWO’s) if US Unwired fails to service its debt, or assets of IWO if IWO fails to service its debt.

The substantial debt of US Unwired and IWO will have a number of important consequences for our operations and our investors, including the following:

•	Each company will have to dedicate a substantial portion of any cash flow from its operations to the payment of interest on, and principal of, its debt, which will reduce funds available for other purposes;

•	Neither company may be able to obtain additional financing for capital requirements, capital expenditures, working capital requirements and other corporate purposes;

•	Some of each company’s debt, including financing under each company’s senior credit facility, will be at variable rates of interest, which could result in higher interest expense in the event of increases in market interest rates;

•	In 2003, IWO failed to make $9.5 million in interest payments on its $240 million senior bank credit facility, and effective as of the date of the first missed payment, we believe all loans under the senior bank credit facility bear interest 4.25-4.75 percent above the agent bank’s prime rate;

•	Due to the liens on substantially all of each company’s assets and the pledges of stock of each company’s existing and future subsidiaries as collateral for such company’s senior debt, lenders may control US Unwired’s or IWO’s assets or the assets of the subsidiaries of US Unwired or IWO in the event of a default.

US Unwired’s and IWO’s ability to make payments on their respective debt will depend upon their future operating performance, which is subject to general economic and competitive conditions and to financial, business and other factors, many of which neither of them can control. If the cash flow from either company’s operating activities is insufficient, US Unwired or IWO may continue to take actions such as delaying or reducing capital expenditures, attempting to restructure or refinance its debt, or selling assets or operations or it may seek additional equity capital. Any or all of these actions may not be sufficient to allow US Unwired or IWO to service its debt obligations or may adversely affect its results of operations. Further, US Unwired or IWO may be unable to take any of these actions on satisfactory terms, in a timely manner or at all. The credit facilities and indentures governing US Unwired’s and IWO’s respective debt limit their ability to take several of these actions, and limit their ability to borrow more money. Their failure to generate sufficient funds to pay their debts or to successfully undertake any of these actions could, among other things, materially adversely affect the market value of US Unwired common stock or other securities or result in lenders controlling the assets of each of them and their subsidiaries (other than unrestricted subsidiaries).

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

As of December 31, 2003, US Unwired had approximately $76.0 million outstanding under its senior credit facility and IWO had approximately $213.2 million outstanding under its senior credit facility. As of December 31, 2003, IWO had $19.4 million in restricted cash. As of December 31, 2003, US Unwired had $38.3 million of availability under its senior bank credit facility, after giving consideration to $1.7 million in outstanding letters of credit, and IWO had no availability under its senior bank credit facility. As discussed in Note 2 to our consolidated financial statements below, on October 30, 2003, US Unwired and the holders of the US Unwired senior bank credit facility revised certain provisions of the US Unwired $130 million senior bank credit facility through execution of the third amendment to the US Unwired senior bank credit facility. US Unwired and its senior lenders agreed to a revised set of financial covenants, a reduction in the amount of available credit under its revolving credit facility from $80 million to $40 million, subject to certain borrowing conditions, an immediate $10.0 million partial repayment of the US Unwired senior bank term loans and a 0.5% increase in the interest rate. The US Unwired senior bank credit facility allows for up to $2.0 million in letters of credit and any letters of credit issued by US Unwired reduce the amount available under the revolving credit facility.

The availability of US Unwired’s or IWO’s senior bank credit facilities is subject to the applicable company meeting all of the conditions specified by the respective financing documents and, in addition, is subject at each funding date to specific conditions, including the following:

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

US Unwired was in compliance with the restrictive covenants of its senior secured credit facility at December 31, 2003 and, as noted above, recently amended its covenants to permit more flexibility in covenant compliance. However, due to the nature of the revised covenants, should actual results differ from the underlying business model assumptions, US Unwired’s ability to comply with the amended financial covenants could be adversely affected. US Unwired could be required to raise additional capital that may or may not be available on terms acceptable to it, if at all. This could have a material adverse effect on US Unwired’s ability to achieve its intended business objectives. Based on our current assumptions, however, we believe that US Unwired will comply with the financial covenants of its amended senior bank credit facility and will have sufficient cash to fund its operations, debt service and capital requirements over the next twelve months.

IWO was not in compliance with its restrictive covenants of its senior bank credit facility at December 31, 2003 and in 2003, IWO failed to make $9.5 million in interest payments on its $240 million senior bank credit facility. The holders of the IWO senior bank credit facility have denied IWO access to the remaining $25.2 million of availability as a result of covenant violations and the missed interest payments. As a result, we have classified all of IWO’s outstanding indebtedness, including its senior bank credit facility and its senior notes, as a current liability. The Company is in discussions with the IWO banking group to arrive at an acceptable restructuring to preserve IWO liquidity but has been unable to develop an acceptable plan. We currently anticipate seeking bankruptcy protection for IWO in 2004.

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

US Unwired’s and IWO’s senior credit facilities require US Unwired and IWO to maintain specified financial ratios and to satisfy specified tests. Depending on the company, these tests include:

•	minimum number of subscribers and/or average revenue per subscriber;

•	maximum dollar amounts for capital expenditures;

•	various leverage tests;

•	minimum last four quarters operating cash flow;

•	a minimum debt service coverage test;

•	interest coverage tests; and

•	fixed charges.

As a result of covenant violations, the holders of the IWO senior bank credit facility have denied IWO access to the remaining available funds. We believe that US Unwired is currently in compliance with all financial and operating covenants relating its senior secured credit facility and, based upon existing assumptions in the business model, we believe that it will be able to comply with the financial covenants of the amended US Unwired senior bank credit and have sufficient cash to fund its operations, debt service and capital requirements over the next twelve months. Should actual results differ from the underlying business model assumptions, our liquidity position and ability to comply with the amended financial covenants could be adversely affected. Additionally, if our business does not generate the results required by the covenants in the senior secured credit facility, our ability to make borrowings under the revolving line of credit required to operate our business would be restricted or terminated and the credit facility could be declared in default. Such a restriction, termination or declaration of default would have a material adverse affect on our liquidity. In addition to making funds under the senior bank credit facility unavailable to US Unwired and, in the case of IWO where there is no availability under the senior bank credit facility, an event of default under its senior credit facilities would in the case of US Unwired and does in the case of IWO prohibit it from paying its senior notes, which would cause a default under the affected company’s indenture, or may result in the affected company’s lenders controlling substantially all of the affected company’s assets or accelerating the maturity of the affected company’s debt. Should this occur to US Unwired, the common stock and other securities of US Unwired may have little or no value.

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

IWO needs to make significant capital expenditures to complete or expand its PCS network and has abandoned cell sites required to complete its build-out due to liquidity issues. IWO will be required to obtain additional financing to fund its network completion or expansion, including the completion of the cell sites it has not abandoned.

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

IWO has defaulted on its senior credit facility. If its lenders accelerate the maturity of its debt, or if US Unwired defaults and its debt is accelerated, Sprint PCS has the option to purchase the affected company’s assets at a discount to market value and assume that company’s obligations under its senior credit facility without further approval of the stockholders of the affected company. If Sprint PCS does not exercise this option, the affected company’s lenders may sell its assets to third parties without further approval of the stockholders of the affected company.

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

Risks Particular to Our Relationship with Sprint PCS

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

LA Unwired owns few of the FCC licenses that we operate. IWO does not own any FCC licenses. Each of our operating subsidiaries operates under the FCC licenses of Sprint PCS and LA Unwired that are applicable to its territory. Other than performing its contractual obligations under the management agreement and other related agreements between us, Sprint PCS is not obligated to provide us with any support in connection with our business or otherwise. The ability of each of our operating subsidiaries to offer Sprint PCS products and operate a PCS network is almost entirely dependent on its Sprint PCS agreements remaining in effect and not being terminated.

•	These agreements give it the right to use the Sprint® and Sprint PCS® brand names and logos and related rights. If it loses these rights, our operations will be impaired.

•	These agreements impose strict requirements on the construction of each company’s network. IWO has not yet completed construction of its network and has determined to abandon the construction of certain cell sites that it is required to construct under its Sprint Agreement. If IWO does not meet its build-out requirements, these agreements may be terminated and IWO could lose the right to be the provider or sole provider of Sprint PCS products and services in IWO’s service area.

•	These agreements require our operating subsidiaries to meet strict technical requirements such as the percentage of time the network is operative, the percentage of dropped calls, the ratio of blocked call attempts to total call attempts, the ratio of call origination to termination failures, and call transport requirements for links between cell sites, switches and outside telephone systems. If these and other requirements are not met, Sprint PCS can terminate the affected agreements.

•	The Sprint PCS agreements of any of our operating subsidiaries may be terminated also if any of Sprint PCS’s FCC licenses are lost or jeopardized, or if the subsidiary becomes insolvent.

•	These agreements give Sprint PCS a substantial amount of influence and control over the conduct of each company’s business. Sprint PCS may make decisions that adversely affect our operating subsidiaries’ business, like introducing costly new products that fail in the marketplace or setting the prices for its national plans at levels that may not be economically sufficient for our operating subsidiaries’ business.

•	If any of our management agreements are terminated, we may be required to sell our operating assets to Sprint PCS. This sale may take place for a price equal to 72% of our entire business value, subject to the valuation criteria and procedures described under “Certain of Our Agreements with Sprint PCS.” The provisions of our management agreement that allow Sprint PCS to purchase our operating assets at a discount may limit our ability to sell our business, reduce the value a buyer would be willing to pay for our business and limit our ability to obtain new investment or support from any source. If we were to file for bankruptcy protection, the management agreement would provide Sprint PCS with various remedies, including purchase rights at a discount to market value, though we cannot predict if or to what extent such remedies would be enforceable. In addition, we may be very reluctant to reject the management agreement under Section 365 of the federal Bankruptcy Code because our ability to conduct our business without it would be severely restricted. If Sprint PCS were to file for bankruptcy, Sprint PCS may be able to reject the management agreement under Section 365 of the federal Bankruptcy Code. In addition, in the event of a Sprint PCS bankruptcy, the management agreement would provide us various remedies, including purchase and put rights, though we cannot predict if or to what extent our remedies would be enforceable. In any event, a bankruptcy by Sprint PCS could severely restrict our ability to conduct our business for the reasons set forth above. For additional information concerning the remedies available under the management agreement, see “Certain of Our Agreements with Sprint PCS.”

•	The management agreements are not perpetual. If Sprint PCS decides not to renew the management agreements at the expiration of the 20-year initial term or any 10-year renewal term, the affected subsidiaries would no longer be a part of the Sprint PCS network. Moreover, each of these agreements can be terminated at any time for breach of any material term.

•	Sprint PCS is permitted to terminate the management agreements for breach of any of the material terms of the agreements. These terms include operational and network requirements that are extremely technical and detailed and apply to each retail store, cell site and switch site. Many of these operational and network requirements can be changed by Sprint PCS with little notice. As a result, our operating subsidiaries may not always be in compliance with all requirements of the Sprint PCS agreements. Sprint PCS conducts periodic audits of compliance with various aspects of its program guidelines and identifies issues it believes need to be addressed. There may be substantial costs associated with remedying any non-compliance, and such costs may adversely affect our operating results and cash flow.

Sprint PCS may make business decisions that are not in the best interests of our operating subsidiaries, which may adversely affect the relationships of our operating subsidiaries with subscribers in their territories, increase their expenses and/or decrease their revenues.

Sprint PCS, under the Sprint PCS agreements, has a substantial amount of influence and control over the conduct of the businesses of our operating subsidiaries. Conflicts between us and Sprint PCS may arise and, if Sprint PCS owes us no duties except as set forth in the agreements, those conflicts may not be resolved in our favor. Accordingly, Sprint PCS has made and may continue to make decisions that adversely affect LA Unwired’s or IWO’s business, such as the following:

•	Sprint PCS could price its national plans based on its own objectives and could set price levels or other terms that may not be economically sufficient for LA Unwired’s or IWO’s business;

•	Sprint PCS could raise the costs it charges us to perform back office services for LA Unwired and IWO or otherwise seek to increase what we pay Sprint PCS, or it could reduce levels of services it provides our operating subsidiaries;

•	Sprint PCS may elect, with little or no notification, to upgrade or convert its financial reporting, billing or inventory software or change third party service organizations that can adversely affect our ability to determine or report our operating results, adversely affect our ability to obtain handsets or adversely affect our subscriber relationships.

•	Sprint PCS has sought to charge us more as a result of launching the new “third generation,” or 3G, technology called “one times radio transmission technology,” or IXRTT;

•	Sprint PCS prohibits LA Unwired or IWO from selling non-Sprint PCS approved equipment;

•	Sprint PCS could develop products and services, or establish credit policies such as the NDASL program that is described below, that adversely affect our business;

•	Sprint PCS has made it very expensive for us to migrate in-house or to other vendors services that they currently perform;

•	Sprint PCS is negotiating its fee structure with other Sprint PCS affiliates and, if we do not enter into negotiations with Sprint PCS, it may continue to increase the fees it charges to us. Moreover, Sprint PCS has not decreased the 2004 travel rate for Sprint PCS affiliates that have agreed to negotiate with it. We have been in discussions with Sprint PCS to modify certain components of IWO’s Sprint PCS management agreement including a fee simplification process, modification of certain build-out requirements and the settlement of IWO’s outstanding disputes with Sprint, but no definitive agreement has been reached at this time. We have had no such discussions with Sprint PCS as it relates to the affiliate agreements with other US Unwired subsidiaries.

•	Sprint PCS introduced a payment method for subscribers to pay the cost of service with us. This payment method did not initially have adequate controls or limitations, and we have discovered that some fraudulent payments were made to accounts using this payment method. The controls and limitations have now been strengthened. If the other types of fraud become widespread, it could have a material adverse impact on our results of operations and financial condition;

•	Sprint PCS could keep us from developing our own promotional plans that we may believe to be necessary to attract new subscribers or from selling equipment selected by us;

•	Sprint PCS could, subject to limitations under LA Unwired’s and IWO’s Sprint PCS agreements, alter its network and technical requirements or request that LA Unwired or IWO build out additional areas within LA Unwired’s or IWO’s territories, which could result in increased equipment and build-out costs;

•	Sprint or Sprint PCS could make decisions which could adversely affect the Sprint® and Sprint PCS® brand names, products or services; and

•	Sprint PCS could decide not to renew the Sprint PCS agreements or to no longer perform its obligations, which would severely restrict LA Unwired’s and IWO’s ability to conduct business.

Decisions such as those referred to above could adversely affect our operating subsidiaries’ relationships with their subscribers by changing products, services and price plans to which those subscribers had become accustomed. Should Sprint PCS have a change of control, or should management of Sprint PCS change, the pace at which decisions such as the foregoing occur could change, increasing the risk of disfavor from subscribers of our operating subsidiaries. In fact, Sprint has made changes to its senior management, including replacing its chairman and chief executive officer and dismissing its president and chief operating officer.

We deal with Sprint PCS daily on a variety of issues. Sometimes we disagree with Sprint PCS or oppose what Sprint PCS would like us to do or require us to pay, and we have numerous disputes with Sprint PCS that we have as yet been unable to resolve, many of which we have described elsewhere in these Risk Factors. This occurs particularly when Sprint PCS tells us we must adopt business methods or pricing plans that we think will hurt our business. Our disputes with Sprint PCS, including our lawsuit against Sprint that is referred to in Note 10 to our audited consolidated financial statements that are a part of this filing and is further described below, could adversely affect our relationship with Sprint PCS. Because we rely so heavily on our relationship with Sprint PCS, any deterioration of that relationship or of Sprint PCS’s desire to cooperate with LA Unwired or IWO could adversely affect the combined company’s business. In addition, Sprint PCS’s level of control and influence over us would make it difficult for us to sell our business to anyone other than Sprint PCS.

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

If Sprint PCS decides to terminate its contracts with national retailers to whom we sell our products, our revenues would be materially and adversely impacted.

We rely on Sprint PCS to negotiate contracts with national retailers such as Best Buy and RadioShack to whom we sell our product. We are not permitted under our agreements with Sprint PCS to enter into contracts with those retailers directly unless Sprint allows us to. Our sales to national retailers who have contracted with Sprint PCS account for almost 30% of our total sales. If Sprint PCS decides to terminate its contracts with such vendors and refuses to allow us to deal with them directly, our revenues would be materially adversely affected.

Sprint’s reintegration of its PCS wireless business into its wireline operations could disrupt the services it provides to us.

Sprint has announced that it is reintegrating its PCS wireless business into its wireline operations and will realign its internal resources. Instead of aligning its resources according to business segments, Sprint will focus on two distinct consumer types—businesses and individuals. The elimination of a separate division within Sprint that is focused specifically on PCS services could result in a disruption in the services Sprint provides to us, which could adversely affect our subscribers and lead to increased churn.

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

We and Sprint PCS have disputes concerning billing and other errors or inaccuracies. As of December 31, 2003, we and IWO had disputed approximately $19.1 million and $9.3 million, respectively, of charges from Sprint PCS. If we are required in the future to make additional adjustments or charges as a result of errors or inaccuracies in data provided to us by Sprint PCS, such adjustments or charges may have a material adverse effect on our financial results in the period that the adjustments or charges are made, on our ability to satisfy covenants contained in our credit facilities, and our ability to make fully informed business decisions.

The inability of Sprint PCS to maintain high quality back office services or our inability to use Sprint PCS’s back office services and third party vendors’ back office systems could lead to customer dissatisfaction, increase the loss of subscribers or otherwise increase our costs or adversely affect our businesses.

We rely on Sprint PCS’s internal support systems, including customer care, billing and other back office support. Our operations could be disrupted if Sprint PCS is unable to maintain and expand its internal support systems in a high quality manner, or to efficiently outsource those services and systems through third party vendors. We expect the rapid expansion of Sprint PCS’s business and the consolidation of back office services by Sprint PCS to continue to pose a significant challenge to its internal support systems. Additionally, Sprint PCS has relied on third party vendors for a significant number of important functions and components of its internal support systems and may continue to rely on these vendors in the future. Our operating subsidiaries depend on Sprint PCS’s willingness to offer and provide back office services effectively and at competitive costs. Our agreements with Sprint PCS provide that, upon nine months’ prior written notice, Sprint PCS may elect to terminate any of these services. The inability of Sprint PCS to maintain high quality back office services, or provide us with adequate notification of our inability to continue to provide those services or our inability to use Sprint PCS’s back office services and third party vendors’ back office systems could lead to customer dissatisfaction, increase the loss of subscribers or otherwise disrupt our business and increase our costs. Additionally, we are dependent on Sprint PCS to assist us in transferring our back office services from Sprint PCS to a third party if we choose to do that, and any failure by Sprint PCS to cooperate in this effort, such as by making a transfer cost prohibitive, could have a similar adverse effect on us.

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

We and Sprint PCS have discovered billing and other errors or inaccuracies that could be material to us. We have disputed invoices that Sprint PCS has sent us in the amount of $19.1 million for US Unwired and $9.3 million for IWO as of December 31, 2003. If we are required in the future to make additional adjustments or charges as a result of errors or inaccuracies in data provided to us by Sprint PCS, such adjustments or charges may have a material adverse affect on our financial results in the period that the adjustments or charges are made, on our ability to satisfy covenants contained in our credit facility, and our ability to make fully informed business decisions.

Changes in Sprint PCS products and services may reduce customer additions and may be otherwise economically adverse.

The competitiveness and effective promotion of Sprint PCS products and services are key factors in our ability to attract and retain subscribers. For example, under the Sprint PCS service plans, subscribers who do not meet certain credit criteria can nevertheless select any plan offered subject to an account-spending limit, referred to as ASL, to control credit exposure. Account spending limits range from $125 to $200 depending on the credit quality of the customer. Prior to May 2001, all of these subscribers were required to make a deposit ranging from $125 to $250 that could be credited against future billings. In May 2001, a new Sprint PCS program, called NDASL for “no deposit account spending limit,” eliminated the deposit requirement on certain, but not all, credit classes. A significant amount of our new customer additions occurred in 2002 under the NDASL program. Sprint PCS has replaced the NDASL program with the “Clear Pay Program”. The Clear Pay Program is substantially similar to the NDASL program but with an increased emphasis on payment of outstanding amounts. Under the Clear Pay Program, subscribers who do not meet certain credit criteria can select any plan offered, subject to an account-spending limit.

The NDASL program had the effect of increasing churn and bad debt expense and, though better than the NDASL program, the Clear Pay Program still caused an unacceptable rate of churn. Sprint PCS has the right to end or materially change the terms of the Clear Pay Program. If Sprint PCS chooses to eliminate the Clear Pay Program or alter its features, the growth rate we expect to achieve may decrease. Our operating subsidiaries requested and received, effective February 24, 2002, the ability to reinstate deposits in their territories for subscribers with poor or inadequate payment histories. We believe that reinstatement of the deposit has reduced the number of potential new subscribers in these markets. While deposits for Clear Pay customers provide us with protection against bad debt expense for sub-prime customers, it has and may continue to deter some people with sub-prime credit from becoming subscribers. As a result, our gross additions have declined and may continue to do so, which may further result in lower cash flows and impair our ability to service our debt. As of December 31, 2003, approximately 30% of our subscribers had a credit rating placing them in the sub-prime category.

Sprint PCS may elect to offer additional programs that may attract high credit risk subscribers. Sprint PCS may not offer relief in any of such programs.

If Sprint PCS does not complete the construction of its nationwide PCS network, our operating subsidiaries may not be able to attract and retain subscribers.

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

On July 11, 2003, we sued Sprint and Sprint PCS for violations of the Racketeer Influenced and Corrupt Organizations Act, breach of fiduciary duty and fraud. On September 25, 2003, we filed an amended complaint to include contractual claims. On October 20, 2003, Sprint and Sprint PCS answered the suit and filed a counterclaim against us for approximately $13.3 million related primarily to contractual disputes. They also asked that our suit be partially dismissed. On October 21, 2003, Sprint filed a partial motion for judgment and asked that the court disregard our request for a jury trial. On February 3, 2004, the court denied Sprint’s and Sprint PCS’s motion for judgment and their motion to strike our request for a jury trial. Our disputes with Sprint PCS, such as our lawsuit against Sprint and Sprint PCS and their lawsuit against us, could cause our relationship with Sprint PCS to further deteriorate, which could in turn adversely affect our business

If Sprint PCS or other Sprint PCS network partners have financial difficulties, the Sprint PCS network could be disrupted.

Sprint PCS’s national network is a combination of networks. The large metropolitan areas are owned and operated by Sprint PCS, and the areas in between them are owned and operated by Sprint PCS network partners, all of which are independent companies like we are. We believe that most, if not all, of these companies have incurred substantial debt to pay the large cost of building out their networks. Some of these companies have experienced financial difficulties, and if this continues, the Sprint PCS network could be disrupted in those companies’ territories, which would adversely affect our ability to attract and retain customers.

If other network partners experience financial difficulties, the Sprint PCS network could be disrupted in the territories of those partners. If the Sprint PCS agreements of those partners are like ours, Sprint PCS would have the right to step in and operate the affected territory. Of course this right could be delayed or hindered by legal proceedings, including any bankruptcy proceeding relating to the affected network partner. Sprint PCS network partners iPCS, Inc. and Horizon have filed for bankruptcy, and other network partners, including IWO, may follow. The impact of these developments on the Sprint PCS network, on our funding and our relationship with Sprint PCS, and on our travel revenue from subscribers roaming in iPCS markets may be materially adverse.

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

PCS licenses are subject to renewal and revocation by the FCC. LA Unwired’s and Sprint PCS’s licenses in LA Unwired’s and IWO’s territories will begin to expire in 2005 but may be renewed for additional ten-year terms. There may be opposition to renewal of these licenses upon their expiration, and the licenses may not be renewed. The FCC has adopted specific standards to apply to PCS license renewals. Any failure by Sprint PCS, LA Unwired or IWO to comply with these standards could cause revocation or forfeiture of the licenses for its territories. If any of the licenses of Sprint PCS that our operating subsidiaries are using should be lost, the affected subsidiary would be severely restricted in its ability to conduct its business. If we were to lose any of the licenses we own, we could replace it with a Sprint PCS license in the affected territory, but at a greater cost to us than the use of our own license.

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

We have limited rights if Sprint PCS fails to perform its obligations to our operating subsidiaries under their agreements with Sprint PCS. Should that occur, the consequences to us would be severe.

If Sprint PCS fails to perform its obligations to our operating subsidiaries, the consequences to us would be severe. Our operating subsidiary could terminate its Sprint PCS agreements, but in that case it may have to discontinue its PCS business or to conduct it on a reduced scale. It would not be permitted to offer Sprint PCS products and services. We would in these events suffer material adverse consequences to our results of operations and financial condition. The only remedy of our operating subsidiary would be to require Sprint PCS either to purchase its operating assets at a price that would be unfavorable to us, or to assign to our operating subsidiary limited amounts of Sprint PCS’s licensed spectrum for a price equal to the greater of 10% of the business value of our operating subsidiary or Sprint PCS’s original cost for the spectrum plus any costs incurred in relocating microwave radio systems.

Sprint PCS has notified us of charges and fees that it intends to pass on to us. We did not anticipate these charges and fees when we formulated our business plan. We believe these charges and fees are material, and if Sprint PCS is entitled to collect them, they could materially and adversely affect out results of operations and financial condition.

Sprint PCS has presented us with a number of charges and fees that we did not expect when we formulated our business plan, including:

•	New development costs and fees to upgrade Sprint PCS’s systems to cover new third generation technology services, such as one times radio transmission technology or 1XRTT, offered to our subscribers. In addition, Sprint PCS has begun billing us for back office services related to new technology that we believe are provided for under our existing arrangements.

•	Fees for services that Sprint PCS provides on our behalf, such as voice mail, operator services, second generation wireless web services, text messaging and voice command dialing, and fees for the information technology that supports Sprint PCS services such as these. We believe these charges and fees are already included in our management fee.

•	Fees for the maintenance of switches in the Sprint PCS network that we own. We have disputed the manner in which Sprint PCS allocates those fees among its affiliates and Sprint PCS.

Sprint PCS invoked certain dispute resolution provisions of our agreements with respect to several ongoing disputes between our companies. This process required senior management officials of each company to attempt to resolve the disputes, and if a dispute was not resolved, the parties were free to proceed with litigation or, in certain specified cases, to arbitration. We also invoked certain dispute resolution provisions under the agreements.

The disputes were not resolved pursuant to the dispute resolution process and therefore we filed a lawsuit against Sprint and Sprint PCS related to disputes that had been subject to the resolution process and to other disputes among Sprint, Sprint PCS and us that are not within the scope of the dispute resolution process. Sprint and Sprint PCS have sued us for recovery of approximately $13 million of fees and other charges that we have disputed. The dispute resolution process under our agreements with Sprint PCS has been terminated pending the outcome of our lawsuits.

The total amount of charges and fees we have disputed at December 31, 2003 is $19.1 million for US Unwired and $9.3 million for IWO. We believe that these charges and fees are material, and if Sprint PCS is entitled to collect them, they could have a material adverse effect on our results of operations or financial condition or both.

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

Our July 2003 lawsuit and our September amended complaint against Sprint and Sprint PCS may cause Sprint PCS to retaliate against LA Unwired, which is also a plaintiff in the lawsuit, or IWO, which is not. The lawsuit and the countersuit filed by Sprint and Sprint PCS against us may also cause further deterioration in our relationship with Sprint and Sprint PCS.

Our lawsuit against Sprint and Sprint PCS alleges, among other things, that:

•	They have violated the Racketeer Influenced and Corrupt Organizations Act,

•	Their goal is to acquire us at a substantial discount by driving us to the brink of financial ruin,

•	They have committed fraud and extortion against us,

•	They have used certain of our assets without our consent and without properly compensating us,

•	They have improperly charged fees to us and misappropriated revenues, discounts and rebates that belong to us, and

•	They have violated certain provisions of our Sprint PCS management agreement.

The Sprint and Sprint PCS countersuit against us alleges that we have refused to pay Sprint certain fees and charges we are obligated to pay under our agreements with Sprint, currently amounting to over $13 million.

We had a tense relationship with Sprint PCS before we and Sprint and Sprint PCS filed lawsuits. Our allegations may cause further deterioration in that relationship, with the adverse effects that are described above. Should Sprint and Sprint PCS prevail in their claims, our liquidity could be further eroded.

If, despite our lawsuit, Sprint PCS succeeds in what we believe to be its plan to acquire us at a substantial discount, our stockholders and creditors would be adversely affected.

Risks Particular to the Combined Company’s Industry

Overview of this subsection:

We face significant competition in our service areas from a number of competitors. There are five other national operators that offer service in at least some portion of our service areas in addition to a number of local and regional carriers. Approximately 95% of the population has three or more different operators offering mobile telephone service in the counties in which they live. The result is that prices of wireless services have dramatically dropped. Providers are offering larger bundles of minutes at lower prices and this has resulted in a decrease in airtime revenue, which is the price a customer pays for using the service in excess of allotted minutes. In addition, other factors affecting our industry are changing rapidly. If we cannot effectively meet the challenges of these conditions, we probably will not succeed. Activists are seeking new laws that would restrict use of telephones by drivers, our placement of the towers that carry our transmissions and disposal of wireless phones. Such laws could adversely impact our business.

Our operating subsidiaries’ business may suffer because subscribers frequently disconnect their service in the PCS industry. The rate at which these disconnections occur, or churn, may be even higher in the future.

The PCS industry in general and Sprint PCS in particular have experienced a high rate of subscribers who disconnect their service. This rate is referred to as churn. We experienced even higher churn in 2002 due in large part, we believe, to the NDASL program that Sprint PCS introduced in May 2001 and the Clear Pay program that replaced NDASL. These programs are described under “Risks Particular to Our Relationship with Sprint PCS.” Although our churn declined in 2003, our future churn rate may be higher due to intense competition and general economic conditions, among other factors. Factors that tend to contribute to higher churn include:

•	wireless portability, which allows subscribers to retain their PCS numbers while changing wireless carriers. Wireless portability was introduced in a significant portion of our markets in November 2003 and will be available in all of our markets in May 2004.

•	inability of subscribers to pay, which caused a significant percentage of our churn in 2002. We believe that a large portion of this churn is attributable to the NDASL and Clear Pay Program, which resulted in subscriber accounts with greater than normal credit risks.

•	our generous handset return policy, which makes it easier to cancel an account.

•	intense competition in our industry.

•	performance and coverage of our networks.

•	ineffective customer service.

•	increase in prices.

•	performance and reliability of handsets.

•	changes in our products and services.

A high rate of PCS subscriber churn could harm the competitive position of our operating subsidiaries and their results of operations. We subsidize some of the costs of handsets for our new subscribers, pay commissions for new accounts and incur expenses to advertise and maintain a distribution network. When we experience a high rate of churn, we may not receive sufficient revenue to offset these costs. Sprint PCS may elect to offer additional programs that may attract high credit risk subscribers.

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

Each of the markets in which Sprint PCS competes is served by other wireless service providers, including cellular, enhanced specialized mobile radio, called ESMR, and PCS operators and resellers. A majority of markets have five or more commercial mobile radio services or CMRS providers. Each of the top 50 metropolitan markets has at least two other PCS competitors in addition to one ESMR competitor and two cellular incumbents. Some of these competitors have been operating for a number of years and currently serve a substantial subscriber base. The FCC has eliminated its rule imposing limits on spectrum aggregation, but it continues to evaluate the competitive effects of CMRS spectrum aggregation on a case-by-case basis. Competition may continue to increase to the extent that licenses are transferred from smaller stand-alone operators to larger, better capitalized, and more experienced wireless communications operators. These larger wireless communications operators may be able to offer subscribers network features not offered by Sprint PCS. The actions of these larger wireless communications operators could negatively affect Sprint PCS’s and our customer churn, ability to attract new subscribers, average revenue per user, cost to acquire subscribers, and operating costs per customer.

Sprint PCS relies on agreements with competitors to provide automatic roaming capability to Sprint PCS subscribers in many of the areas of the United States not covered by the Sprint PCS network, which primarily serves metropolitan areas. Certain competitors may be able to offer coverage in areas not served by Sprint PCS’s network or may be able to offer roaming rates that are lower than those offered by Sprint PCS. Certain of Sprint PCS’s competitors are seeking to reduce access to their networks through actions pending with the FCC. Moreover, analog wireless technology, called AMPS, the dominant air interface for cellular systems on which PCS subscribers roam, is being phased out by many carriers and by 2007 cellular carriers will no longer be required to operate analog networks. If cellular operators cease to offer their AMPS networks for roaming, some Sprint PCS subscribers may have difficulty roaming in certain markets.

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

Significant competition in the wireless communications services has resulted in LA Unwired, IWO and their competitors offering lower prices and may result in LA Unwired’s and IWO’s competitors offering new or better products and services. These factors could prevent LA Unwired or IWO from operating profitably or reduce their profitability.

Competition in the wireless communications industry is intense. Our major competitors include such wireless companies as Verizon, T-Mobile, Cingular, AT&T Wireless, and Nextel. LA Unwired’s and IWO’s ability to compete will depend, in part, on their ability to anticipate and respond to various competitive factors affecting the telecommunications industry, including new services that may be introduced, changes in consumer preferences, demographic trends, economic conditions and discount pricing strategies by our competitors. We anticipate that competition will continue to cause the market prices for two-way wireless products and services to decline in the future. In order to attract new subscribers, we have offered steeper discounts on handsets and more generous service plans that may include more minutes and other enhancements such as complimentary periods of free data usage. Offering larger bundles of minutes at lower prices has resulted in a decrease in airtime revenue, which is the price a customer pays for using the service in excess of allotted minutes.

Our operating subsidiaries’ dependence on Sprint PCS to develop competitive products and services and the requirement that they obtain Sprint PCS’s consent to sell local pricing plans and equipment that Sprint PCS has not approved may limit their ability to keep pace with competitors on the introduction of new products, services and equipment. Many of these competitors are larger than our operating subsidiaries individually or combined, may have entered the wireless communications services market before our operating subsidiaries did, possess greater resources and more extensive coverage areas, may offer lower rates, and may market other services, such as landline telephone service, cable television and Internet access, with their wireless communications services. In addition, we may be at a competitive disadvantage since we may have more debt than some of our competitors.

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

We believe that our ability to compete effectively with other PCS providers will depend on:

•	the continued expansion and improvement of the Spring PCS network, customer care system and telephone handset options.

•	the continued success of CDMA technology in providing better call quality and clarity than other systems.

•	our competitive pricing with various options suiting individual subscribers’ calling needs.

Alternative technologies and current uncertainties in the wireless market may reduce demand for PCS.

PCS providers in the United States use one of three technological standards. Even though the three standards share basic characteristics, they are not compatible or interchangeable with each other. Our operating subsidiaries and Sprint PCS use the standard known as CDMA. If another standard becomes preferred in the industry, our operating subsidiaries may be at a competitive disadvantage. If Sprint PCS changes its standard, our operating subsidiaries will need to change theirs as well, which will be costly and time consuming. If our operating subsidiaries cannot change the standard, they may not be able to compete with other systems.

The wireless communications industry is experiencing significant technological change, as evidenced by the increasing pace of digital upgrades in existing analog wireless systems, satellite coverage, evolving industry standards, ongoing improvements in the capacity and quality of digital technology, shorter development cycles for new products and enhancements and changes in end-user requirements and preferences. Technological advances and industry changes could cause the technology used on our operating subsidiaries’ networks to become obsolete. Sprint PCS may not be able to respond to such changes and implement new technology on a timely basis, or at an acceptable cost.

If Sprint PCS is unable to keep pace with these technological changes or changes in the wireless communications market based on industry consolidation, the effects of new regulations flowing from the Telecommunications Act of 1996, the uncertainty of future government regulation, the technology used on our operating subsidiaries’ networks, or their business strategy, may become obsolete. In addition, some wireless carriers have implemented an upgrade to their digital systems known as one times radio transmission technology, or 1XRTT, which is also broadly known as third generation, or 3G, technology throughout the industry. Some carriers are upgrading their digital systems to implement what is known as 1X EvDO, a 3G data technology that is a generation above 1XRTT. 3G technology promises high-speed, always-on Internet connectivity and high-quality video and audio. We cannot assure you that our operating subsidiaries or Sprint PCS can implement 3G technology successfully or on a cost-effective basis.

Regulation by government and taxing agencies may increase our operating subsidiaries’ costs of providing service or require them to change their services, either of which could impair the combined company’s financial performance.

Our operations and the operations of Sprint PCS are subject to varying degrees of regulation by the FCC, the Federal Trade Commission, the Federal Aviation Administration, the Environmental Protection Agency, the Occupational Safety and Health Administration and state and local regulatory agencies and legislative bodies. Adverse decisions or regulations of these regulatory bodies could negatively impact operations and costs of doing business. For example, changes in tax laws or the interpretation of existing tax laws by state and local authorities could subject us to increased income, sales, gross receipts or other tax costs or require LA Unwired or IWO to alter the structure of its current relationship with Sprint PCS. In addition:

•	The loss of any of LA Unwired’s FCC licenses, or any of Sprint PCS’s FCC licenses in LA Unwired’s or IWO’s service area, may impair the affected company’s business and operating results.

•	The FCC may revoke or refuse to renew any of LA Unwired’s or Sprint PCS’s PCS licenses at any time for cause. Cause could be a failure to comply with terms of the licenses or applicable FCC rules. We cannot ensure that LA Unwired’s and Sprint PCS’s PCS licenses will not be revoked or will be renewed when they expire.

•	The FCC regulates LA Unwired’s and IWO’s relationship with Sprint PCS under each company’s Sprint PCS agreements.

•	We may need to acquire additional licenses, which will require approval of regulatory authorities. These regulatory authorities may not grant approval in a timely manner, if at all.

•	All PCS licenses, including LA Unwired’s own licenses and Sprint PCS’s licenses, are subject to the FCC’s build-out regulations. These regulations require license holders to offer specified levels of service to the population in their service areas within set time periods. Even though our operating subsidiaries have developed a build-out plan that meets these requirements, they may be unable to meet their build-out schedules. If LA Unwired or IWO or Sprint PCS does not meet these requirements, the FCC could take back the portions of the service area that are not being served, impose fines, or even revoke the related licenses.

•	The FCC has allocated additional spectrum that can be used to compete with us and may continue to offer additional spectrum for new carriers, or release unlicensed spectrum to the public, which could increase the competition our operating subsidiaries face.

•	The FCC imposes additional requirements on holders of PCS licenses reserved for small businesses. These licenses are called C-block and F-block licenses. LA Unwired holds F-block licenses and must meet special requirements to hold them. While we believe LA Unwired has met all such requirements, if it does not meet these requirements, the FCC could fine it, revoke its licenses or require it to restructure its ownership.

•	The FCC has mandated that wireless carriers implement portability for wireless subscribers. This permits users of wireless services the opportunity to retain the same phone number as they change local wireless carriers. Prior to implementation, subscribers that changed carriers were also required to change phone numbers. We believe that this will make it easier for subscribers to switch wireless carriers resulting in increased subscriber churn and increased cost associated with retaining our overall subscriber base. The manner in which wireline carriers implement this program may also adversely affect us. In preparation of wireless local number portability BellSouth has implemented intralata dialing pattern changes for wireless providers who use reverse toll billing. This change will now require wireline customers to dial 1+ to reach wireless customers that are not within the local calling area regardless of their reverse toll billing status. We believe that this process will be confusing to our subscribers and is likely result in a higher level of subscriber churn.

•	Additionally, some rural wireline companies have requested from state public utility commissions an extension of time to comply with number portability requirements which, if granted, could delay our ability to attract wireline customers who wish to transfer their numbers to us.

•	Although the Telecommunications Act of 1934, as amended, preempts state and local regulation of market entry or the rates charged by a CMRS provider, states are permitted to regulate “other terms and conditions” of mobile service, such as billing practices and other consumer-related issues. Several states have commenced proceedings to implement consumer protection and service quality regulations that would impose substantial incremental costs across the industry. The location and construction of radio towers and antennas are also subject to a variety of state and local zoning, land use and regulatory requirements. The time needed to obtain zoning approvals for the construction of additional wireless facilities varies from market to market and state to state.

The introduction of wireless number portability is likely to lead to an increase in subscriber churn.

The FCC has mandated that wireless carriers implement phone number portability for wireless subscribers that affected a significant portion of our markets starting in November 2003. This permits users of wireless services the opportunity to retain the same phone number when they change local wireless carriers. Prior to implementation, subscribers who changed carriers were also required to change phone numbers. We believe that portability will make it easier for subscribers to switch wireless carriers, resulting in increased subscriber churn, increased costs associated with retaining our overall subscriber base and lower revenues. The manner in which wireless carriers implement this program may also adversely affect us.

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

Our operating subsidiaries may be subject to potential litigation relating to the use of wireless phones while driving. In addition, several state and local governments are considering, or have adopted, legislation that restricts the use of wireless handsets by drivers.

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

A number of U.S. state and local governments are considering or have enacted legislation that would restrict or prohibit the use of a wireless handset while driving a vehicle or, alternatively, require the use of a hands-free telephone. Legislation of this sort, if continued to be enacted, would require wireless service providers to provide hands-free enhanced services such as voice activated dialing and hands-free speaker phones and headsets so that they can keep generating revenue from their subscribers, who make many of their calls while on the road. If we are unable to provide hands-free services and products to our subscribers in a timely and adequate fashion, the volume of wireless phone usage would likely decrease, and our ability to generate revenues would suffer. Moreover, studies have found that driver distraction due to cell phone use can occur regardless of whether hand-held or hands-free cell phones are used, and that cell phone conversations create much higher levels of driver distractions than listening to the radio or even driving under the influence of alcohol. If legislation is adopted in our service areas banning all cell phone use while driving, our revenues would be even more significantly impacted.

Environmental groups have asked the FCC to halt the building of towers used for transmission of wireless signals.

Environmental groups claim that towers used for transmission of wireless signals kill migratory birds. They have petitioned the FCC to study how many birds die from flying into towers, and have asked the FCC to halt tower construction until the study is completed. In February 2003, environmental groups filed suit against the FCC to force it to protect migratory birds from communication towers. On May 1, 2003, the FCC announced that it would launch a study of this issue but the lawsuit has been dismissed. If we cannot build new towers, we may not be able to complete or expand our networks.

Some environmental groups believe that the disposal of wireless phones could pose a threat to public health. If new regulations governing wireless phone disposal are passed, or if our industry does not develop an efficient disposal or recycling program, our operating costs could increase.

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

General Risks Currently Affecting our Business

Overview of this subsection

Our business has recently been challenged by a number of adverse factors. IWO has violated covenants of its senior bank credit facility and has failed to make required payments of interest in 2003 amounting to approximately $9.5 million. As a result, IWO’s lenders have denied IWO access to remaining credit under this facility. If our assumptions in the US Unwired business model are impacted by adverse factors as discussed in Note 2 below, it is likely that US Unwired’s business will suffer to the point that US Unwired will not meet some of the amended covenants in the US Unwired bank debt agreements. If that occurs and the US Unwired banks do not agree to again revise the US Unwired amended covenants, they would be able to declare a default under the US Unwired bank debt and to refuse to advance funds to us.

Our business is being adversely affected by our highly leveraged capital structure, increased competition, slower subscriber growth than we anticipated, uncertainties regarding churn due to the introduction of wireless number portability, our relationship with Sprint and Sprint PCS, general economic conditions and other factors. If these factors continue, it is likely that we will not have enough cash to operate our business. IWO is already in default of its senior bank credit facility due to covenant violations and missed interest payments. The IWO bank lenders could demand payment of what we owe them, and they have already denied IWO access to the remaining available funds under the facility. If payment were demanded, we would also be in default under the IWO senior notes and the related indenture. US Unwired’s liquidity status and ability to comply with its amended senior bank credit facility financial covenants are dependent upon a number of factors. Should actual results differ from the assumptions underlying our business model, US Unwired’s liquidity position and its ability to comply with the amended financial covenants could be adversely affected. It could be required to raise additional capital that may or may not be available on terms acceptable to it, if at all. This could have a material adverse effect on US Unwired’s ability to achieve its intended business objectives. If we were unable to comply with our amended covenants, the banks could place us in default and demand payment. If payment were demanded, we would also be in default under our senior notes and the related indenture and it is likely that we will not have enough cash to operate.

Our business has been adversely affected by the following factors:

•	Our highly leveraged capital structure.

•	A highly competitive marketplace.

•	General economic conditions in our markets have not been good, further adversely affecting subscriber growth and churn.

•	Initiatives by Sprint PCS including the introduction of NDASL, the charging of higher fees than we believe are contractually permitted, the forced migration to Sprint PCS back office services, and other factors affecting our business relationship.

•	Our tense relationship with Sprint and Sprint PCS.

In addition, there are other factors that could contribute to a continuation of poor business conditions for us. These include:

•	Uncertainty whether our expected level of capital expenditures will be sufficient to support our networks.

•	Uncertainty about charges that Sprint PCS is seeking to impose on us, as described above.

•	Uncertainly as to our future relationship with Sprint and Sprint PCS as a result of outstanding litigation.

As a result of our adverse business conditions, due to the above and other factors, IWO has failed to meet some of the financial covenants with its banks and in 2003, it failed to make $9.5 million in interest payments on the IWO $240 million senior bank credit facility.

Loan covenants are promises that borrowers make either to do or not to do specified things or not to allow specified things to happen. A failure to meet a loan covenant has three principal consequences. First, it permits the lender to refuse to advance additional borrowings. IWO’s lenders have already taken this action. IWO will not have sufficient cash to operate if it is unable to obtain the proceeds under its bank loan agreements or comparable amounts from alternative financing sources, and it is most unlikely that alternate financing will be available. We believe that US Unwired will have sufficient cash to fund its operations, debt service and capital requirements in the next twelve months without additional borrowing, but, should the assumptions underlying our business model for US Unwired be incorrect, it may need additional borrowing to fund those needs in 2004.

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

Third, during any time that a default exists, even if the lenders do not insist on payment, our debt would be classified as a current liability on our balance sheet and our outside auditors would place a going concern qualification on their opinion on our financial statements. In fact, we have already classified all of IWO’s debt as a current liability and our auditors have placed a going concern opinion on IWO’s financial statements.

We have updated the US Unwired business model to take into account its operating performance in 2003 and the initiatives as discussed above, such as our limitation of capital expenditures, sale of non-core assets and personnel changes. Based upon existing assumptions underlying the business model, we believe that, over the next twelve months, US Unwired will be able to comply with the financial covenants of its amended senior bank credit facility and have sufficient cash to fund its operations, debt service and capital requirements. US Unwired’s funding status and ability to comply with these amended financial covenants is dependent upon a number of factors influencing projections of earnings and operating cash flows. These factors include subscriber growth, average monthly revenue per user, customer churn and cost per gross addition. Should actual results differ from the underlying business model assumptions, US Unwired’s liquidity position and its ability to comply with the amended financial covenants could be adversely affected. We could be required to raise additional capital that may or may not be available on terms acceptable to it, if at all. This could have a material adverse effect on its ability to achieve its intended business objectives.

We have been in discussions with the IWO banking group to arrive at an acceptable restructuring to preserve IWO’s liquidity, but have been unable to develop an acceptable plan. We anticipate seeking bankruptcy protection for IWO in the near future.

The economic downturn in the United States contributed to a general weakening of our business. If our business in general, and our sales and churn in particular, do not improve, we may not have the financial and operational performance that we were expecting.

We have not achieved the number of new subscribers that we expected in our business plan. We attribute this to weak economic conditions, churn associated with high credit risk subscribers and intense price competition. In addition, our primary customer base is individual consumers. The weak economy may have hurt the ability of our existing subscribers, who are primarily individual consumers, to pay us on time, which may force us to terminate their service. Furthermore, there is also uncertainty as to the extent of customer demand as well as the extent to which airtime and monthly recurring charges may continue to decline. If all of the foregoing events occur, our financial and operational performance may suffer.

A recession in the United States involving significantly lowered spending could continue to negatively affect our results of operations.

Our primary customer base is individual consumers and our accounts receivable represent unsecured credit. If the economic downturn that the United States and our territories have recently experienced does not continue to improve and spending by individual consumers drops significantly, our business would continue to be negatively affected. Moreover, the recent upturn in the national economy has not significantly resulted in improvements to our financial performance, and there is no assurance that it will ultimately do so.

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

Demand for some of Sprint PCS’s communications products and services has been adversely affected by the recent downturn in the United States economy as well as changes in the global economy.

Demand for some of Sprint PCS’s communications products and services has been adversely affected by a downturn in the United States economy as well as changes in the global economy. According to Sprint PCS, a number of its suppliers have recently experienced financial challenges. If these suppliers cannot meet their commitments, Sprint PCS states that it would have to use different vendors and this could result in delays, interruptions, or additional expenses associated with the upgrade and expansion of Sprint PCS’s networks and the offering of its products and services. If general economic conditions do not continue to improve, the revenues, cash flow, and operating results of Sprint PCS could be adversely affected. Any of these developments could adversely affect our business, financial position or results of operations.

Our customers are using more minutes of use than they have in past. Accommodating this additional call volume could cause our operating costs and capital expenditures to increase.

Our customers are increasingly expending more minutes of use. In order to accommodate this additional call volume from our existing customers as well as to meet the demand created by new customers, we may be required to purchase additional equipment to increase our network capacity. This would cause our operating costs and the long term capital expenditures needed to maintain our network to increase. Given our liquidity situation discussed above, there can be no assurance that we will have or will be able to acquire the funds needed to increase our network capacity.

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

Prior to acquiring IWO, US Unwired had little concern about being acquired against the will of its board of directors (other than an acquisition of LA Unwired or IWO, or both, by Sprint PCS under the terms of our agreements with Sprint PCS that are described above) because the voting power of its founding family and their related interests, even if not completely united, could prevent such an acquisition of it. That voting power decreased to about 33% after the IWO acquisition as a result of that acquisition and the amendments to US Unwired’s articles of incorporation that converted its class B common stock, which had 10 votes per share, to class A common stock (later renamed “common stock”), which has one vote per share. Because of this, US Unwired’s board of directors has implemented additional anti-takeover provisions. These anti-takeover provisions, and others, including a “poison pill” that our board of directors may adopt hereafter, may discourage offers to acquire us and may permit our board of directors to choose not to entertain offers to purchase us, even offers that are at a substantial premium to the market price of our stock. Our stockholders may therefore be deprived of opportunities to profit from a sale of control.

Internet Website and Availability of Public Filings

Our Internet address is www.usunwired.com. We make available free of charge on our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practical after we electronically file such material with, or furnish such material to the SEC. We also include 16(a) reports of our directors and officers. Commencing on February 3, 2003 we made our SEC filings available via a direct link to our filings on the SEC website. Our reports may also be examined on the SEC’s website at www.sec.gov. Prior to February 3, 2003 and during 2002, our filings could be accessed at the FreeEdgar website.

ITEM 2. Properties

We own an 11-story, 115,300 square foot office building in Lake Charles, Louisiana that is used as our corporate headquarters and lease 38,000 square feet of office space in Albany, New York that serves as a regional headquarters for our IWO operations.

We own property that houses our switching equipment in Albany, New York and lease space for all of our other switching centers. We lease all of our other retail outlets, kiosk floor space and sales and operations offices. We operated 1,878 PCS cell sites at December 31, 2003, of which approximately 94% were leased and 6% owned.

ITEM 3. Legal Proceedings

On July 11, 2003, US Unwired and two of its subsidiaries, Louisiana Unwired, LLC and Texas Unwired (“the Company”), filed suit in the U.S. District Court for the Western District of Louisiana (“U.S. District Court”), against Sprint Corporation, Sprint Spectrum, L.P., Wireless, L.P. and Sprintcom, Inc. (collectively, “Sprint”). The suit alleges violations of the Racketeer Influenced and Corrupt Organizations Act, breach of fiduciary duty and fraud arising out of Sprint’s conduct in its dealings with the plaintiff companies. It seeks treble actual damages in unspecified amounts and appointment of a receiver over property and assets controlled by Sprint in Louisiana. On September 25, 2003, the Company filed an amended complaint to include contractual claims. On October 20, 2003, Sprint submitted their Answer, Defenses, and Counterclaim of Defendants seeking dismissal of US Unwired’s First Amended Complaint and filing a counter-claim for approximately $13.3 million related primarily to contractual disputes as discussed above. On October 21, 2003, Sprint filed a Defendants’ Partial Motion for Judgment on the Proceedings seeking partial dismissal of claims filed in the First Amended Complaint. On October 21, 2003, Sprint filed Defendant’s Motion to Strike Plaintiffs’ Jury Demand from the First Amended Complaint. On February 3, 2004, the U.S. District Court denied in all respects Sprint’s request to dismiss U.S. Unwired’s lawsuit. US Unwired and Sprint have submitted to the District Court an agreed upon schedule to complete the discovery process by and anticipate a late-2004 trial by jury in the State of Louisiana.

We are from time to time involved in other litigation that we believe ordinarily accompanies the communications business. We do not believe that any of our other pending or threatened litigation will have a material adverse effect on our business or financial situation.

ITEM 4. Submission of Matters to a Vote of Security Holders

None

PART II

ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock was delisted from the Nasdaq National Market effective May 8, 2003 and is now quoted on the OTC Bulletin Board. Prior to that, our common stock was traded on the Nasdaq National Market under the symbol UNWR since May 23, 2000 and prior to that date, there was no public market for our common stock. The following table sets forth, the periods indicated, the range of high and low sales prices for our common stock as reported on the OTC Bulletin Board and Nasdaq:

	Price Range of Common Stock
	High	Low
Year Ended December 31, 2003
Fourth Quarter	$1.15	$0.65
Third Quarter	$1.68	$0.36
Second Quarter	$0.65	$0.15
First Quarter	$0.55	$0.08

Year Ended December 31, 2002
Fourth Quarter	$1.46	$0.36
Third Quarter	$3.14	$0.63
Second Quarter	$7.20	$2.14
First Quarter	$11.10	$4.37

On January 29, 2004, there were 374 holders of record of our common stock.

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

Equity Compensation Plan Information
Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c ) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security shareholders	8,709,326	$3.66	3,099,259

ITEM 6. Selected Financial Data

The following selected financial data are derived from the consolidated financial statements of US Unwired Inc. and subsidiaries. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

	As of December 31,
	2003	2002 (1)	2001	2000	1999
	(In thousands except for per share data)
Statement of Operations Data:
Revenues	$535,751	$511,564	$230,220	$80,254	$12,473
Cost of services and merchandise sold	257,250	270,785	138,519	58,226	19,026
Other operating expenses (2)	350,600	357,810	175,279	102,329	24,385
Impairment of goodwill (3)	—	214,191	—	—	—
Impairment of intangible assets (3)	—	188,330	—	—	—

Operating loss	$(72,099)	$(519,552)	$(83,578)	$(80,301)	$(30,938)

Loss from continuing operations	$(159,460)	$(590,750)	$(107,945)	$(82,000)	$(24,133)

Loss from continuing operations per diluted common share	$(1.24)	$(5.00)	$(1.29)	$(1.14)	$(0.40)

	As of December 31,
	2003	2002 (1)	2001	2000	1999
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$97,193	$61,985	$100,589	$15,136	$14,695
Marketable securities	—	—	—	165,438	141,453
Property and equipment, net	411,518	476,941	247,549	203,900	88,188
Total assets	718,328	831,430	474,534	456,980	318,970
Long-term debt and redeemable preferred stock	797,587	767,220	339,368	305,533	266,080
Stockholders’ equity (deficit)	(229,767)	(70,238)	39,638	100,054	28,585

(1)	On March 8, 2002, US Unwired acquired 100% of the ownership interests of Georgia PCS for approximately $84.5 million and on April 1, 2002, US Unwired acquired 100% of the ownership interest in IWO for approximately $446.0 million. The Company’s operating results include the operating results of Georgia PCS since the date of acquisition, March 8, 2002 and the operating results of IWO from date of acquisition, April 1, 2002.
(2)	Other operating expenses include an IWO asset abandonment charge of $12.1 million for the cell sites and the related property leases of these abandoned cell sites in 2003.
(3)	In 2002, the Company recognized a $402.5 million impairment of goodwill and intangible assets as a result of its impairment testing of IWO in compliance with SFAS No. 142 Goodwill and Other Intangible Assets and SFAS No. 144 Accounting for the Disposal of Long-Lived Assets. For a detailed discussion on this topic, refer to Note 3 Adoption of Statement 142 in our accompanying Consolidated Financial Statements.

ITEM 7. Management’s Discussion and Analysis of Financial Condition And Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this Report. The discussion contains forward-looking statements that involve risks and uncertainties. For a detailed discussion on this topic, refer to our opening comments at the beginning of this Form 10-K.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to Sprint PCS disputes, bad debts, activation fee revenues and related expense, determination of fair value of separate units for the application of EITF 00-21, revenue recognition for contract cancellation and late fees, inventory reserves, intangible assets and contingencies. We base our estimates on our historical experience, the historical experience of Sprint PCS and the historical experience of other Sprint PCS affiliates and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may vary from these estimates under different assumptions or conditions.

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

For sales channels other than our retail outlets, we defer revenues collected for activation fees over the estimated life of the subscriber relationship, which we believe to be up to 32 months, based upon our historical trends of average customer lives and discussions with Sprint PCS. For these same sales channels, we also defer an activation expense in an amount equal to the activation fee revenue and amortize this expense in an amount equal to the activation fee revenue over the life of the subscriber relationship. If the estimated life of the subscriber relationship increases or decreases, the amounts of deferred revenue and deferred expense will be adjusted over the revised estimated life of the subscriber relationship. For our retail sales channels, the sale of handsets and future service under contract are accounted for as separate units under EITF 00-21. As a result, the total consideration under these arrangements, including any related activation fees, is allocated between these separate units based upon their relative fair values. The determination of fair values for these separate units can vary depending upon market conditions.

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

Goodwill and Intangible Assets Impairment Analysis

We perform impairment tests of goodwill and long lived assets, including intangible assets, as required by Statements of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142) and No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). The impairment analysis requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell the asset. SFAS No. 142 requires annual tests for impairment of goodwill and intangible assets that have indefinite useful lives and interim tests when an event has occurred that more likely than not has reduced the fair value of such assets.

We determined that US Unwired and IWO are to be considered separate reporting units under SFAS No. 142, as each constitutes a separate business for which discrete financial information is available and management regularly reviews the operating results of each of these businesses. This determination is further supported as each has separate senior bank credit facilities and separate senior subordinated discount notes (US Unwired) or senior notes (IWO). Under the terms of these debt instruments, funds available under the US Unwired debt can only be used by US Unwired, and funds available under the IWO debt can only be used by IWO. US Unwired is not obligated for the payment of IWO’s debt, and IWO is not obligated for the payment of US Unwired’s debt.

The abovementioned impairment analyses require numerous subjective assumptions and estimates to determine future undiscounted cash flows and fair values of each of the respective reporting units. Changes in these subjective assumptions and estimates that may be caused by future changes in the levels of revenues, liquidity, or other factors, may result in the recognition of impairment charges in the future. Based upon valuation analyses performed by an independent third-party valuations as of October 31, 2003, there was no impairment of goodwill or intangible assets as of October 31, 2003.

Overview

Through our wholly owned subsidiaries, we provide wireless personal communication services, commonly referred to as PCS, in eastern Texas, southern Oklahoma, southern Arkansas, the Florida panhandle, southern Tennessee, upstate New York, New Hampshire (other than the Nashua market) and Vermont; significant portions of Louisiana, Alabama, Georgia and Mississippi; and portions of Massachusetts and Pennsylvania. We are a network partner of Sprint PCS, the personal communications services group of Sprint Corporation. Sprint PCS, directly and through network partners like us, provides wireless services in more than 4,000 cities and communities across the country. We have the exclusive right to provide digital PCS services under the Sprint® and Sprint PCS® brand names in service areas that had approximately 17.6 million residents as of December 31, 2003. Our combined service areas are among the largest in population and subscribers of the Sprint PCS network partners and are contiguous with Sprint PCS’s launched markets of Houston, Dallas, Little Rock, New Orleans, Birmingham, Jacksonville, Memphis, Atlanta, New York and Boston.

Recent Developments

Our operating results continue to be impacted by our highly leveraged capital structure, our relationship with Sprint PCS and a highly competitive marketplace.

Our Highly Leveraged Capital Structures

US Unwired and IWO have separate debt structures. US Unwired entered into a senior bank credit facility and senior subordinated discount notes prior to the April 2002 acquisition of IWO. IWO has a senior bank credit facility and senior notes that were also entered into prior to the April 2002 acquisition. Under the terms of these debt instruments, funds available under the US Unwired debt can only be used by US Unwired, and funds available under the IWO debt can only be used by IWO. US Unwired is not obligated for the payment of IWO’s debt, and IWO is not obligated for the payment of US Unwired’s debt.

US Unwired

As of December 31, 2003, US Unwired had $64.9 million in cash and cash equivalents; availability under the US Unwired senior bank credit facility of $38.3 million, net of $1.7 million in outstanding letters of credit; and indebtedness that consisted of $76.0 million related to the US Unwired senior bank credit facility, $359.3 million related to the US Unwired senior subordinated discount notes and $10.6 million in capital leases, promissory notes and vendor financing for a total of $445.9 million. As a result of the sale of our cellular properties in February 2004 as discussed below, our bank indebtedness was reduced by $6.2 million to $69.8 million See Note 11 for commitments and contingencies that may affect US Unwired’s liquidity. US Unwired must comply with certain financial covenants of the US Unwired senior bank credit facility and the US Unwired senior subordinated discount notes, and as of December 31, 2003, was in compliance with these financial covenants.

On October 30, 2003, we and the holders of the US Unwired senior bank credit facility revised certain provisions of the US Unwired senior bank credit facility through execution of the third amendment to the US Unwired senior bank credit facility. We and our senior lenders agreed to a revised set of financial covenants, a $40 million revolving credit facility that is subject to certain borrowing conditions, an immediate $10.0 million partial repayment of the senior bank term loans and a 0.5% increase to the interest rate. The October 30, 2003 amendment requires us to remit a portion of the net proceeds of any asset disposals. The amendment also provides for additional restrictions on our ability to draw on the $40.0 million revolver that includes certain financial requirements and only allow for additional draws if our cash balance falls below $15.0 million prior to March 31, 2005 or $10.0 million on or subsequent to March 31, 2005. We incurred approximately $2.7 million in banking and other professional fees related to this amendment.

On February 6, 2004, we consummated the sale of our cellular operations and certain PCS licenses for approximately $30.0 million and used $6.2 million of the proceeds to partially repay our recently amended

US Unwired senior bank credit facility. We have entered into an agreement for the sale and leaseback of approximately 90 cell site towers. This sale is expected to close in March and April 2004 for approximately $10.0 million. A portion of the proceeds, approximately $4.7 million, will be used to further reduce our bank debt.

On May 15, 2003, we announced an offer to exchange any and all of our existing $400 million US Unwired 13.375% senior subordinated discount notes for $187.50 in cash and $185.00 in face amount of new notes per $1,000 face amount of existing notes with a maximum amount of cash to be paid of $37.5 million. On June 24, 2003, we announced that the offer had expired and none of the notes were exchanged. In conjunction with this offering, we incurred approximately $3.5 million in outside legal and other professional services and costs. These costs are included in General & Administrative Expenses in the accompanying consolidated financial statements.

Based on our 2004 operating forecasts, we believe that US Unwired will be able to comply with the financial covenants of the amended US Unwired senior bank credit facility and have sufficient cash to fund its operations, debt service and capital requirements over the next twelve months. However, our liquidity and ability to comply with these amended financial covenants is dependent upon a number of factors influencing forecasts of earnings and operating cash flows. These factors include subscriber growth, average monthly revenue per user (“ARPU”), customer turnover or “churn” and cost per gross addition (“CPGA”). These performance metrics are explained in our Management Discussion and Analysis section of this filing.

Should actual results differ from our underlying business model assumptions, our liquidity position and ability to comply with the amended financial covenants could be adversely affected. We could be required to raise additional capital that may or may not be available on terms acceptable us, if at all. This could have a material adverse effect on our ability to achieve our intended business objectives.

IWO Liquidity

We have been unable to develop a business plan for IWO that provides sufficient cash to fund operations, debt service and capital requirements for 2004. We have been in discussions with the IWO banking group to arrive at an acceptable restructuring to preserve liquidity but have been unable to arrive at an acceptable plan. We anticipate seeking protection under bankruptcy in 2004.

During 2003 IWO failed to make $9.5 million in interest payments on the IWO on senior bank credit facility and was not in compliance with the restrictive covenants under the IWO senior bank credit facility at December 31, 2003. As a result of IWO’s failure to make scheduled interest payments and the covenant violations, IWO was in default of the IWO senior bank credit facility at December 31, 2003 and the holders of the IWO senior bank credit facility have denied IWO access to the remaining $25.2 million of availability. As a result, we have classified all outstanding indebtedness of both the IWO senior bank credit facility and the IWO senior notes as a current liability.

As of December 31, 2003, IWO had $32.3 million in cash and cash equivalents and $19.4 million in restricted cash; and indebtedness that consisted of $213.2 million related to the IWO senior bank credit facility and $138.5 million related to the IWO senior notes for a total of $351.7 million. A portion of the original proceeds of the IWO senior notes offering was set aside as restricted cash to make the first six scheduled semi-annual interest payments on the IWO senior notes through January 2004. Principal repayment of the IWO senior bank credit facility commences in March 2004.

As a result of liquidity challenges, IWO has made the decision to reduce capital expenditures for network expansion and abandon the construction of cell sites that do not provide a sufficient level of enhanced coverage. IWO recorded an asset abandonment charge of $12.1 million during 2003 for these abandoned cell sites and their related property leases. Included in this asset abandonment charge are cell sites that IWO is required to construct to meet the build out requirements under the IWO Sprint PCS management agreement. Failure to complete the build out of the IWO service area will place IWO in violation of the IWO Sprint PCS management agreement. As a result, Sprint PCS could declare IWO in default and take action up to and including termination of the IWO Sprint management agreement. At December 31, 2003, IWO’s construction in progress included $6.0 million primarily related to cell sites that IWO plans to complete, and we estimate that completion of these cell sites will require approximately $11.4 million in additional costs to complete construction and place these sites in operation.

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

Our Relationship with Sprint PCS

See “Our Affiliation with Sprint PCS” for a detailed discussion of the Sprint PCS Management Agreements.

We are dependent on Sprint PCS for a significant portion of our financial information as a result of our contractual relationship with Sprint PCS as a service bureau provider for billing, cash collections and other back office functions such as customer service. We also purchase certain goods and services through Sprint PCS, such as handsets, network maintenance and access to national retail chain sales channels in our markets, where Sprint PCS has negotiated contracts and allows us to operate under those contractual arrangements.

We do not always agree with the validity of charges assessed by Sprint PCS and as of December 31, 2003, had disputed approximately $19.1 million of charges to US Unwired and $9.3 million of charges to IWO. Based upon the information provided to us by Sprint PCS to date, we believe the accompanying consolidated balance sheet adequately reflects our obligation that may be due to Sprint PCS for these charges. However, our cash flow could be adversely affected in the future should these disputes not be settled in our favor.

On July 11, 2003, we, Louisiana Unwired and its wholly owned subsidiary, Texas Unwired, a limited partnership, (“Texas Unwired”), filed suit in the U.S. District Court for the Western District of Louisiana (“US District Court”), against Sprint Corporation, Sprint Spectrum, L.P., Wireless, L.P. and Sprintcom, Inc. (collectively, “Sprint”). The suit alleges violations of the Racketeer Influenced and Corrupt Organizations Act (“RICO”), breach of fiduciary duty and fraud arising out of Sprint’s conduct in its dealings with the plaintiff companies. It seeks treble actual damages in unspecified amounts and appointment of a receiver over property and assets controlled by Sprint in Louisiana. On September 25, 2003, we filed an amended complaint to include contractual claims. On October 20, 2003, Sprint submitted their Answer, Defenses, and Counterclaim of Defendants seeking dismissal of our First Amended Complaint and filing a counter-claim for approximately $13.3 million related primarily to contractual disputes as discussed above. On October 21, 2003, Sprint filed a Defendants’ Partial Motion for Judgment on the Proceedings seeking partial dismissal of claims filed in the First Amended Complaint. On October 21, 2003, Sprint filed Defendant’s Motion to Strike Plaintiffs’ Jury Demand from the First Amended Complaint. On February 3, 2004, the U.S. District Court denied in all respects Sprint’s motions for judgment on the proceedings, allowed US Unwired to hire an outside accounting company to monitor monies with a receiver as an acceptable option at a later time and agreed with US Unwired’s request for a trial by jury in Louisiana. US Unwired and Sprint have submitted to the District Court an agreed upon schedule to complete the discovery process during 2004 and anticipate a late-2004 trial date. We do not believe that a negative outcome of our lawsuit will have a material adverse effect on the Company.

We have been in discussions with Sprint PCS to modify certain components of IWO’s Sprint PCS management agreement including a fee simplification process, modification of certain build-out requirements and the settlement of IWO’s outstanding disputes with Sprint, but no definitive agreement has been reached at this time. We have had no such discussions with Sprint PCS as it relates to the affiliate agreements with other US Unwired subsidiaries.

Our agreements with Sprint PCS stipulate a reciprocal travel rate. Sprint PCS travel revenue is generated on a per minute basis when a Sprint PCS subscriber outside of our markets uses our service when traveling through our markets. Sprint PCS travel expense is generated on a per minute basis when our subscribers travel outside our market area and use the Sprint PCS network. Historically, our Sprint PCS travel revenue exceeds our Sprint PCS travel expense. Effective January 1, 2003, Sprint PCS reduced the reciprocal travel rate for Louisiana Unwired from $0.20 per minute in 2002 to $0.058 per minute in 2003 and for Texas Unwired and Georgia PCS Management, LLC (“Georgia PCS”), both subsidiaries of LA Unwired, and IWO from $0.10 per minute in 2002 to $0.058. On December 4, 2003, Sprint PCS notified us that it is reducing the reciprocal roaming rate to $0.041 per minute of use in 2004.

Competitive Market Place

We face significant competition in our service area. In order to attract new subscribers, we offer steeper discounts on handsets and generous service plans that include more minutes and/or more anytime minutes and other ancillary enhancements such as free long distance. Based upon increased competition, we anticipate that market prices for two-way wireless services will continue to decline in the future. Wireless local number portability (“WLNP”), which allows subscribers to change carriers and retain their existing phone numbers, was introduced into a portion of our marketplace in November 2003 and will be in effect in all of our markets in May 2004. Given the limited time that we have had to evaluate WLNP, we are uncertain of the future impact. For more detail, see the “Competition” discussion in Item 1 Business.

Our Business Strategy

We have undertaken a number of key initiatives designed to enable US Unwired to achieve the underlying assumptions of the US Unwired business model and preserve IWO liquidity. We have:

•	focused on attracting customers that are in good credit standing.

•	reinstated the deposit requirement for certain higher credit risk subscribers and will request not to participate in any Sprint PCS programs where our analysis indicates adversely impacted levels of customer turnover or unsatisfactory economic returns.

•	restructured sales employees’ programs to pay higher commissions on subscribers with better credit ratings.

•	revised the local agent commission structure. We pay higher commissions for subscribers with good credit ratings. We have cancelled and continue to cancel agreements with local agents that target higher credit risk subscribers or provide low economic value.

•	reintroduced US Unwired’s pre-pay program, which requires advance payment for minutes of use. We believe that this program offers higher credit risk subscribers a less stressful environment in which to subscribe to our service by providing an opportunity to better manage their expenditures for the service provided and limit our bad debt exposure.

•	supplemented Sprint PCS’s customer service function with certain members of our own staff who focus on subscriber retention.

•	limited our capital expenditures to: (1) capacity and required technical upgrades of existing equipment, and (2) only adding additional cell site coverage in areas that we expect will produce positive cash returns as a result of either new subscriber growth or decreases in subscriber turnover.

•	continued to identify and will seek to divest of certain non-core assets.

•	undertaken a corporate wide evaluation of expenses. This includes the consolidation of functions, divesting of unused and under utilized facilities, renegotiation of vendor contracts, extension of vendor payment terms and other cost cutting measures.

•	evaluated and continue to evaluate our markets and reduce sales staffing levels and close retail outlets that do not meet its minimum internal rates of returns.

•	continued to work with Sprint PCS to improve the detail, timeliness and accuracy of information processed by Sprint PCS on our behalf.

As a result of these initiatives and operating results to date, we believe that US Unwired will be able to comply with the US Unwired senior bank credit facility financial covenants and have sufficient cash to fund its operations, debt service and capital requirements over the next twelve months. However, as discussed above, US Unwired’s funding status and ability to comply with these amended financial covenants is dependent upon a number of factors influencing forecasts of earnings and operating cash flows. While we believe that these initiatives have had and will continue to have a positive impact on operating results and support the ability of US Unwired to comply with its amended senior bank credit facility covenants and have sufficient cash to support the operations of US Unwired over the next twelve months, we cannot state with certainty that these initiatives will result in our ability to sustain IWO’s operations in 2004.

Cash Flows

Operating Activities. Cash provided by operating activities was $60.6 million in 2003. This primarily consisted of our net loss of $157.0 million offset by a $34.7 million increase in working capital, $125.7 million in depreciation and amortization, a $12.1 million IWO asset abandonment charge and $45.1 million in debt discount accretion. Cash used in operations was $23.4 million for 2002 and cash used in operations was $22.8 million for 2001.

Investing Activities. Cash used in investing activities was $8.0 million for 2003. This primarily consisted of $30.5 million in purchases of property and equipment offset by $21.9 million in proceeds from the release of restricted cash and $0.6 million in miscellaneous other investing activities. Net cash used in investing activities was $97.3 million in 2002 and net cash provided by investing activities was $106.5 million in 2001.

Financing Activities. Cash flow used in financing activities was $17.4 million in 2003 and consisted of $14.7 million in principal payments on long-term debt and $2.7 million in debt issuance costs. Net cash provided by financing activities was $82.0 million in 2002 and $1.8 million in 2001.

Contractual Obligations

Our future contractual obligations related to long-term debt, capital lease obligations, and non-cancelable operating leases at December 31, 2003 were as follows assuming acceleration of IWO obligations in 2004:

	Payments due by period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(In thousands)
US Unwired Inc.
Senior subordinated discount notes	$400,000	$—	$—	$—	$400,000
Senior bank credit facility	76,000	10,400	31,780	33,820	—
Promissory notes	3,452	215	3,237	—	—
Vendor financing	310	64	220	26	—
Capital leases	8,863	792	2,377	1,591	4,103
Operating leases	150,366	23,758	61,193	36,850	28,565

Total US Unwired Inc.	638,991	35,229	98,807	72,287	432,668

IWO Holdings, Inc.
Senior notes	$160,000	$160,000	—	—	—
Senior bank credit facility	213,184	213,184	—	—	—
Operating leases	72,395	72,395	—	—	—

Total IWO Holdings, Inc.	445,579	445,579	—	—	—

Total US Unwired Inc. and IWO Holdings, Inc.	$1,084,570	$480,808	$98,807	$72,287	$432,668

During 2003, IWO failed to make $9.5 million in interest payments on the IWO senior bank credit facility, and IWO was not in compliance with its restrictive covenants under the IWO senior bank credit facility at December 31, 2003. As a result of IWO’s failure to make scheduled interest payments and the covenant violations, IWO was in default of the IWO senior bank credit facility at December 31, 2003 and the holders of the senior bank credit facility have denied IWO access to the remaining $25.2 million of availability. As a result, we have classified all outstanding indebtedness of both the IWO senior bank credit facility and the IWO senior notes as a current liability.

The availability under the US Unwired senior bank credit facility will be permanently reduced by the following amounts in the future as follows (in millions). As discussed above, due to the failure to make scheduled interest payments and covenant violations, IWO has no available funds remaining on the IWO senior bank credit facility:

	Reduction by period
	Current Availability	Next Year	1-3 Years	4-5 Years
US Unwired senior bank credit facility	$40.0	$—	$40.0	$—
IWO senior bank credit facility	—	—	—	—

Total	$40.0	$—	$40.0	$—

PCS Performance Measurements and Metrics

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

	Three months ended December 31,			Year ended December 31,
	2003	2002	2001	2003	2002	2001
Subscribers
Gross Additions	88,107	95,160	70,947	316,100	337,391	233,966
Net Additions	22,089	19,881	41,070	59,246	73,799	151,030
Total Customers	617,813	561,162	277,036	617,813	561,162	277,036
Churn	3.4%	4.3%	4.0%	3.4%	4.2%	3.3%

Virgin Subscribers (in our service area)	88,219	—	—	88,219	—	—

Average Revenue Per User, Monthly
Including Roaming	$72.39	$84.56	$92.03	$72.11	$85.17	$86.58
Without Roaming	$52.63	$53.97	$55.18	$53.94	$54.67	$53.23

Cost Per Gross Addition	$383	$342	$359	$347	$361	$347

Average Monthly MOUs Per Subscriber
Home	594	471	371	567	462	349
Roaming Off Our Network	193	147	113	179	136	86

System MOUs (Millions)
Subscriber	1,074	775	280	4,012	2,664	846
Roaming	512	330	124	1,771	1,094	365

Licensed POPs (Millions)	17.6	17.6	9.9	17.6	17.6	9.9

Covered POPs (Millions)	12.8	12.6	6.8	12.8	12.6	6.8
Towers (Owned and Leased)	1,878	1,796	872	1,878	1,796	872
Cum. CapEx Per Covered POP	$50.21	$48.77	$37.69	$50.21	$48.77	$37.69

Subscribers

We refer to our customers as “subscribers”. Gross additions refer to the total number of new subscribers added during the period. Net subscribers refer to the total number of new subscriber additions during the period reduced by any subscribers that have cancelled or terminated their service with us during this same period.

The number of gross additions decreased for 2003 as compared to 2002 primarily as a result of our marketing efforts to target customers of good credit quality and the re-institution and increase of deposits for certain credit challenged subscribers.

The number of net additions decreased for 2003 as compared to 2002 primarily as a result of a reduction in gross additions that was partially offset by an improvement in subscriber churn, as discussed below.

Churn

Churn is the monthly rate of customer turnover expressed as a percentage of our overall average customers for the reporting period. Customer turnover includes both customers that elected voluntarily to not continue using our service and customers that were involuntarily terminated from using our service because of non-payment. Churn is calculated by dividing the sum of (i) the number of customers that discontinue service; (ii) less those customers discontinuing their service within 30 days of their original activation date; (iii) adding back those customers that reactivate their service, by our overall average customers for the reporting period; and, (iv) dividing by the number of months in the period. Churn decreased for 2003 as compared to 2002 primarily as a result of a continuing improvement in the credit quality of our subscriber base.

Subscriber and Roaming Revenue

Subscriber or service revenue consists primarily of a basic service plan (where the customer purchases a pre-allotted number of minutes for voice and/or data transmission); airtime (which consists of billings for minutes that either exceed or are not covered by the basic service plan); long distance; and charges associated with travel outside our service area.

Roaming revenue consists primarily of Sprint PCS travel revenue, foreign roaming and reseller revenue. Sprint PCS travel revenue is generated on a per minute basis when a Sprint PCS subscriber outside of our markets uses our service when traveling through our markets. Sprint PCS travel expense is generated on a per minute basis when our subscribers travel outside our market area and use the Sprint PCS network. Historically, our Sprint PCS travel revenue exceeds our Sprint PCS travel expense. Foreign roaming revenue is generated when a non-Sprint PCS customer uses our service when traveling through our markets. Reseller revenue is generated from our agreement with Virgin and is classified as foreign roaming because they pay on a per minute basis for usage of our network.

Effective January 1, 2003, Sprint PCS reduced the reciprocal travel rate for Louisiana Unwired from $0.20 per minute in 2002 to $0.058 per minute in 2003 and for Texas Unwired and Georgia PCS Management Inc. (“Georgia PCS”), both subsidiaries of LA Unwired, and IWO from $0.10 per minute in 2002 to $0.058 per minute in 2003. For 2003, the reduction in the travel rate has resulted in a decrease to our revenues of approximately $133.4 million, a reduction to our expenses of approximately $107.4 million and a reduction to our cash flow of approximately $26.0 million.

Average Revenue per User

Average revenue per user (“ARPU”) is the average monthly service revenue per subscriber and is calculated by dividing total subscriber revenue for the period by the average number of subscribers during the period. We present ARPU excluding and including roaming revenue. The decrease in ARPU excluding roaming for 2003 as compared to 2002 was primarily as a result of more competitive plans that offer more generous allotment of minutes partially offset by an increase in data revenues. The decrease in ARPU including roaming for 2003 as compared to 2002 was primarily as a result of the reduction in the reciprocal travel rate as discussed above.

Cost per Gross Addition

Cost per gross addition (“CPGA”) summarizes the average cost to acquire new customers during the reporting period. CPGA is computed by adding selling and marketing expenses and cost of equipment and reducing the amount by the revenue from handset and accessory sales. The net amount is divided by the number of total new subscribers added for the period. The decrease in CPGA for 2003 as compared to 2002 was primarily as a result of an overall decrease in selling and marketing expenses.

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

Resident Population/ Service Area

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

Results of Operations

2003 compared to 2002

Revenues

	Year Ended December 31,
	2003	2002
	(In thousands)
Subscriber revenues	$381,558	$315,256
Roaming revenues	128,553	175,929
Merchandise revenues	23,224	17,915
Other revenues	2,416	2,464

Total revenues	$535,751	$511,564

Subscriber revenues

Total subscriber revenues were $381.6 million for 2003 as compared to $315.3 million for 2002, representing an increase of $66.3 million and was primarily the result of an increase in subscribers as discussed above and our IWO acquisition.

Roaming revenues

Roaming revenues were $128.6 million for 2003 as compared to $175.9 million for 2002, representing a decrease of $47.3 million and was primarily as a result of our April 1, 2002 acquisition of IWO that added $7.1 million in roaming revenue, an increase of $67.6 million related to a higher volume of PCS subscribers traveling though our service area, an increase of $11.4 million related to non-Sprint PCS subscribers traveling through our service area including $1.7 million generated by Virgin usage offset by a decrease of $133.4 million related to our decrease in the reciprocal roaming rate as discussed in Subscriber and Roaming Revenue above. We provided service in 68 PCS markets at December 31, 2003 and December 31, 2002. We continue to add cell sites in locations that we believe will enhance service and increase roaming revenue

Merchandise sales

Merchandise sales were $23.2 million for 2003 as compared to $17.9 million for 2002, representing an increase of $5.3 million and related to subscriber additions. The increase is primarily as a result of our IWO acquisition, no longer discounting handset sales to local agents and our July 1, 2003 adoption of EITF 00-21 as discussed in Revenue Recognition above. The cost of handsets typically exceeds the amount received from our subscribers because we subsidize the price of handsets to remain competitive in the marketplace. We face significant competition in our marketplace and typically sell handsets below cost to new subscribers in order to remain competitive in the market place through steep discounts and instant rebates.

Other revenues

Other revenues were $2.4 million for 2003 as compared to $2.5 million for 2002, representing a decrease of $0.1 million and was primarily attributable to a decrease in access fee revenues.

Operating Expenses

	Years Ended December 31,
	2003	2002
	(In thousands)
Cost of services	$210,883	$234,679
Merchandise cost of sales	46,367	36,106
General and administrative	130,526	141,453
Sales and marketing	86,403	103,469
Non-cash stock compensation	2,404	4,349
Depreciation and amortization	119,188	108,539
IWO asset abandonment charge	12,079	—
Impairment of goodwill	—	214,191
Impairment of intangible assets	—	188,330

Total operating expenses	$607,850	$1,031,116

Cost of service

Cost of service was $210.9 million for 2003 as compared to $234.7 million for 2002, representing a decrease of $23.8 million that was primarily the result of a $46.4 million decrease in roaming expense offset by our April 1, 2002 acquisition of IWO that added $17.5 million in cost of service and a $3.0 million increase in lease expense primarily related to new cell site leases and escalators on existing leases and a net increase of $2.1 million in all other cost of service expenses. The overall decrease in roaming expense was primarily as a result of an increase of $61.8 million related to a higher volume of our subscribers traveling through other Sprint PCS offset by a decrease of $107.4 million related to our decrease in the roaming revenue rate as discussed in Subscriber and Roaming Revenue above and a decrease of $0.8 million related to our subscribers using non-Sprint PCS service area and Sprint PCS affiliate service area.

Merchandise cost of sales

Merchandise cost of sales was $46.4 million for 2003 as compared to $36.1 million for 2002, representing an increase of $10.3 million that was primarily the result of our April 1, 2002 acquisition of IWO that added $4.5 million and $7.8 million that related to a combination of non-discounted sales to independent agents and adoption of EITF 00-21 offset by lower sales and higher discounts in our retail sales channels. The cost of handsets typically exceeds the amount received from our subscribers because we subsidize the price of handsets to remain competitive in the marketplace.

General and administrative expenses

General and administrative expenses were $130.5 million for 2003 as compared to $141.5 million for 2002, representing a decrease of $11.0 million that was primarily as a result of our April 1, 2002 acquisition of IWO that added $13.0 million of general and administrative expense, a one-time charge of $3.5 million in professional fees related to an unsuccessful debt exchange offer, $2.8 million related to the IWO restructuring and $1.5 related to the Sprint PCS lawsuit and other legal matters offset by a $19.4 million decrease in bad debt expense, a $7.8 million decrease in wages, taxes, benefits and other general and administrative cost that we believe resulted from reductions associated with our integration efforts and other cost saving initiatives, a $2.8 million decrease in Sprint PCS related charges and a $1.3 million refund on Universal Service Fees.

Sales and marketing expenses

Sales and marketing expenses were $86.4 million for 2003 as compared to $103.5 million for 2002, representing a decrease of $17.1 million that was primarily as a result of our April 1, 2002 acquisition of IWO that added $8.5 million of selling and marketing expense offset by decreases in advertising of $11.9 million, agent commissions and handset subsidies of $12.2 million and decreases in other sales and marketing expenses of $1.5 million.

Non-cash stock compensation

Non-cash compensation was $2.4 million for 2003 as compared to $4.3 million for 2002, representing a decrease of $1.9 million that is primarily the result of a portion of our outstanding options being fully amortized in 2003. The non-cash stock compensation consists of compensation expense related to the granting of certain stock options for the Company’s stock in July 1999 and January 2000 with exercise prices less than the market value of the Company’s stock at the date of the grant and the impact of the stock options granted in connection with the IWO acquisition. The non-cash stock compensation expense is generally being amortized over a four-year period representing the vesting periods of the options.

Depreciation and amortization expense

Depreciation and amortization expense was $119.2 million for 2003 as compared to $108.5 million for 2002, representing an increase of $10.7 million that was primarily as a result of our April 1, 2002 acquisition of IWO that added $5.9 million of depreciation and $7.5 million of amortization expense related to the Sprint management agreement and subscriber base and a $10.0 million increase in depreciation expense offset by a reduction of $7.3 million in amortization expense related to the IWO impairment. Property and equipment increased to $645.7 million at December 31, 2003 from $630.7 million at December 31, 2002, and intangible assets were unchanged at $117.1 million at December 31, 2003 and December 31, 2002 following a fourth quarter 2002 asset impairment charge of $188.3 million as discussed below.

Impairment of Goodwill and Intangible Assets

In 2002, we recorded impairment charges totaling $402.5 million for the impairment of goodwill and an intangible asset that resulted from the acquisition of IWO. See our comparison of 2002 to 2001 below for a detailed discussion on this topic.

Other Income/(Expense)

	Year Ended December 31,
	2003	2002
	(In thousands)
Interest expense	$(92,455)	$(74,197)
Interest income	1,640	2,866
Gain on the sale of assets/markets	12	3

Total other expense	$(90,803)	$(71,328)

Interest expense was $92.5 million for 2003 as compared to 74.2 million for 2002, representing an increase of $18.3 million. The increase in interest expense was primarily as a result of our increase in outstanding debt. Our outstanding debt, including current maturities, was $797.6 million at December 31, 2003 as compared to $767.2 million at December 31, 2002. All loans under the IWO senior bank credit facility, effective with the date of the default bear interest at a rate of 4.25-4.75 percent above the agent bank’s prime rate.

Interest income was $1.6 million for 2003 as compared to $2.9 million for 2002, representing a decrease of $1.3 million. The decrease was primarily due to less cash and cash equivalents available for investment.

2002 compared to 2001

Revenues

	Year Ended December 31,
	2002	2001
	(In thousands)
Subscriber revenues	$315,256	$128,872
Roaming revenues	175,929	80,724
Merchandise revenues	17,915	15,674
Other revenues	2,464	4,950

Total revenues	$511,564	$230,220

Subscriber revenues

Total subscriber revenues were $315.3 million for 2002 as compared to $128.9 million for 2001, representing an increase of $186.4 million and was primarily the result of an increase in subscribers as discussed in Subscriber Additions above.

Roaming revenues

Roaming revenues were $175.9 million for 2002 as compared to $80.7 million for 2001, representing an increase of $95.2 million and was primarily the result of a higher volume of Sprint PCS® subscribers traveling through our markets and the expansion of our network coverage due to market build out. Additionally, our April 1, 2002 acquisition of IWO added $39.0 million of roaming revenue in 2002. We provided service in 68 PCS markets at December 31, 2002 (including 26 markets added as a result of the IWO and Georgia PCS acquisitions) as compared to 41 PCS markets at December 31, 2001.

Merchandise sales

Merchandise sales were $17.9 million for 2002 as compared to $15.7 million for 2001, representing an increase of $2.2 million and related to subscriber additions. The number of new subscribers purchasing handsets increased by approximately 45% in 2002 when compared to 2001 and a significant portion of this was the result of our IWO acquisition. However, our revenues only increased 14% in 2002. Due to increased competition, our average handset selling price decreased 25% in 2002 when compared to 2001. We face significant competition in our marketplace and typically sell handsets below cost to new subscribers in order to remain competitive in the market place through steep discounts and instant rebates.

Other revenues

Other revenues were $2.5 million for 2002 as compared to $5.0 million for 2001, representing a decrease of $2.5 million and was primarily attributable to a decrease in management services provided to related companies and a decrease in access fee revenues.

Operating Expenses

	Years Ended December 31,
	2002	2001
	(In thousands)
Cost of services	$234,679	$109,005
Merchandise cost of sales	36,106	29,514
General and administrative	141,453	50,827
Sales and marketing	103,469	67,322
Non-cash stock compensation	4,349	4,567
Depreciation and amortization	108,539	52,563
Impairment of goodwill	214,191	—
Impairment of intangible assets	188,330	—

Total operating expenses	$1,031,116	$313,798

Cost of service

Cost of service was $234.7 million for 2002 as compared to $109.0 million for 2001, representing an increase of $125.7 million, which primarily related to an increase of $57.8 million in travel and roaming expense, $4.8 million in cell site leases and $3.1 million in circuit and usage costs. Travel expense is subscriber growth related. It is incurred when our subscribers use Sprint PCS or Sprint PCS affiliated service outside our service area, and roaming expense is incurred when our subscribers are using a non-Sprint PCS related network in an area typically where the Sprint PCS network is unavailable. The increase in cell site lease expense results from a full year of lease costs as a result of the towers sold and the tower space lease back in 2001 and the expansion of our network coverage by leasing additional space in 2002. Additionally, our April 1, 2002 acquisition of IWO added $56.3 million of service costs in 2002.

Merchandise cost of sales

Merchandise cost of sales was $36.1 million for 2002 as compared to $29.5 million for 2001, representing an increase of $6.6 million. Of this amount, our April 1, 2002 acquisition of IWO added $8.5 million of merchandise cost of sales. A portion of our 2001 merchandise cost of sales related to a selective group of existing subscribers that returned handsets and were provided new models at no charge. In 2002, we identified these transactions, which amounted to $9.5 million, and recognized the related cost in General and Administrative expenses as we view these transactions as a customer retention expense due to our highly competitive market. We are unable to quantify this cost for 2001, as they were not identified when the transaction occurred. The cost of handsets typically exceeds the amount received from our subscribers because we subsidize the price of handsets to remain competitive in the marketplace. This subsidy continues to increase to remain competitive.

General and administrative expenses

General and administrative expenses were $141.5 million for 2002 as compared to $50.8 million for 2001, representing an increase of $90.7 million that was primarily related to $23.6 million in increases for billing, customer service costs and Sprint PCS management fees associated with our subscriber base increase; $15.7 million in increased bad debts associated primarily with Sprint PCS rate plans that extended credit to credit challenged subscribers; and, $9.5 million in expenses associated with handset upgrades provided to existing subscribers in subscriber retention initiatives. Additionally, our April 1, 2002 acquisition of IWO added $38.7 million of general and administrative expense in 2002.

Sales and marketing expenses

Sales and marketing expenses were $103.5 million for 2002 as compared to $67.3 million for 2001, representing an increase of $36.2 million. This increase was primarily related to our April 1, 2002 acquisition of IWO, which added $29.9 million of selling and marketing expense, $4.3 million in advertising expenses, and $1.3 million in sales wages and benefits.

Non-cash stock compensation

Non-cash compensation was $4.3 million for 2002 as compared to $4.6 million for 2001, representing a decrease of $0.3 million and is considered comparable. The non-cash stock compensation consists of compensation expense related to the granting of certain stock options for the Company’s stock in July 1999 and January 2000 with exercise prices less than the market value of the Company’s stock at the date of the grant and the impact of the stock options granted in connection with the IWO acquisition. The non-cash stock compensation expense is generally being amortized over a four-year period representing the vesting periods of the options. Non-cash compensation includes $70,700 related to technical salaries in cost of services, $461,600 related to salaries in sales and marketing and $4.1 million related to salaries in general and administrative.

Depreciation and amortization expense

Depreciation and amortization expense was $108.5 million for 2002 as compared to $52.6 million for 2001, representing an increase of $55.9 million. Property and equipment increased to $630.7 million at December 31, 2002, which includes $205.5 million from our April 1, 2002 acquisition of IWO, from $189.9 million at December 31, 2001. Additionally, our April 1, 2002 acquisition of IWO added $15.7 million of additional depreciation expense, and $28.7 million of additional amortization expense as a result of the purchase price allocation to the Sprint management agreement and subscriber base intangible assets. The remaining increase in depreciation was the result of capital asset additions in 2001 and 2002.

Impairment of Goodwill and Intangible Assets

As a result of the purchase accounting related to our acquisitions of IWO and Georgia PCS, we recorded the following intangible assets:

	Georgia PCS	IWO	Total
	(In thousands)
Acquired customer base	$12,300	$57,500	$69,800
Sprint management agreement	15,500	215,000	230,500
Goodwill	25,389	214,191	239,580

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

We determined that US Unwired and IWO are to be considered separate reporting units under SFAS No. 142, as each constitutes a separate business for which discrete financial information is available and management regularly reviews the operating results of each of these businesses. This determination is further supported as each has separate senior bank credit facility and separate senior subordinated discount notes (US Unwired) or senior notes (IWO). US Unwired has a senior bank credit facility and senior subordinated discount notes. IWO has senior bank credit facility and senior notes. US Unwired and IWO entered into these prior to the acquisition. Under the terms of these debt instruments, funds available under the US Unwired debt can only be used by US Unwired, and funds available under the IWO debt can only be used by IWO. US Unwired is not obligated for the payment of IWO’s debt, and IWO is not obligated for the payment of US Unwired’s debt.

The results of these impairment valuations indicated that both goodwill and a significant portion of IWO’s intangible assets were impaired and that there was no impairment of goodwill for US Unwired. As a result, we recorded a goodwill impairment of approximately $214.2 million and an impairment of the IWO Sprint PCS Management Agreement intangible asset of $188.3 million during the quarter ended December 31, 2002. The IWO Sprint PCS Management Agreement was originally assigned a value of $215.0 million and was being amortized using the straight-line method over 218 months. The valuation analysis determined that carrying amount of the IWO subscriber base was not impaired.

Other Income/(Expense)

	Year Ended December 31,
	2002	2001
	(In thousands)
Interest expense	$(74,197)	$(39,353)
Interest income	2,866	6,609
Gain on the sale of assets/markets	3	9,269

Total other expense	$(71,328)	$(23,475)

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

ITEM 7A. Quantitative and Qualitative Disclosure About Market Risk

Quantitative and Qualitative Disclosure about Market Risk

In the normal course of business, the Company’s operations are exposed to interest rate risk on its credit facilities and any future financing requirements.

At December 31, 2003, our outstanding long-term debt consisted of $400 million in US Unwired senior subordinated discount notes, $160 million in IWO senior notes, $76 million in term loans under the US Unwired senior bank credit facility and a $213.2 million under the IWO senior bank credit facility. Interest on the US Unwired senior subordinated discount notes is fixed at 13 3/8% but does not begin to accrue until November 11, 2004. Interest on the IWO senior notes is fixed at 14% and is payable semi-annually on January 15 and July 15 of each year. We acquired IWO in April 2002. At December 31, 2003, the market value of the US Unwired senior subordinated discount notes was $290 million and the market value of the IWO senior notes was $25 million. At December 31, 2002, the market value of the US Unwired senior subordinated discount notes was estimated to be $15.0 million and the market value of the IWO senior notes was $25 million.

Borrowings under the US Unwired senior bank credit facility totaled $76 million and borrowings under the IWO senior bank credit facility totaled $213.2 million at December 31, 2003. These borrowings bear interest at a variable rate and all loans under the IWO senior bank credit facility, effective with the date of the default, bear interest at a rate of 4.25-4.75 percent above the agent bank’s prime rate. A 1% increase in interest rates in 2003 would have resulted in approximately a $2.9 million increase in interest expense for the year ended December 31, 2003 of which $0.8 million would relate to the US Unwired senior bank credit facility and $2.1 million to the IWO senior bank credit facility. A 1% increase in interest rates in 2002 would have resulted in a $3.0 million increase in interest expense for the year ended December 31, 2002 of which $0.9 million would relate to the US Unwired senior bank credit facility and $2.1 million to the IWO senior bank credit facility.

ITEM 8. Financial Statements

Our financial statements are listed under Item 15(a) of this annual report and are filed as part of this report on the pages indicated.

ITEM 9. Changes In And Disagreements With Accountants on Accounting And Financial Disclosure

None.

Item 9A. Controls and Procedures

The Company’s principal executive officer and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2003. Based on the evaluation, the Company’s principal executive officer and principal financial officer believe that:

•	the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and

•	the Company’s disclosure controls and procedures were effective to ensure such information was accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to their evaluation, nor have there been any corrective actions with regard to significant deficiencies or material weaknesses.

PART III

ITEM 10. Directors And Executive Officers Of The Registrant

The sections under the headings Election of Directors, The Compensation Committee’s Report on Executive Compensation and The Audit Committee’s Report in the proxy statement for the annual meeting of stockholders currently scheduled to be held in April 2004 are incorporated herein by reference.

The following table presents information with respect to our executive officers:

Name	Age	Position
William L. Henning, Jr.	50	Chairman of the Board of Directors
Robert W. Piper	45	President, Chief Executive Officer and Director
Jerry E. Vaughn	58	Chief Financial Officer
Thomas G. Henning	44	Secretary and General Counsel and Director
Michael D. Bennett	39	Senior Vice President Sales and Distribution
Paul Clifton	49	Chief Technical Officer

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

Paul J. Clifton has served as our Vice President and Chief Technical Officer since November 2001. He was Vice President of Research and Development since 1998. From 1994 to 1998, he was our Vice President for Engineering and Technical Services. From his hire in 1988 to 1994, he served us in various capacities such as manager of network systems and traffic manager.

Code of Ethics

US Unwired Inc. has adopted a code of ethics that applies to its President and Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial officer) and Controller (Principal Accounting Officer). This code of ethics, which is entitled Standards of Business, is posted at US Unwired’s website, www.usunwired.com. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, a the address, and location previously specified.

The Board of Directors of US Unwired has determined that Thomas J. Sullivan, Chairman of the Audit Committee, meets the definition of “Audit Committee Financial Expert” within the meaning of that term as defined by the SEC, and that he is otherwise independent within the meaning of applicable rules of the NASDAQ National Market System.

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

Item 14. Principal Accounting Fees and Services

The section Principal Accounting Fees and Services of the proxy statement is incorporated herein by reference.

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

c. Reports on Form 8-K

On October 10, 2003, we filed a Current Report on Form 8-K to include a presentation that US Unwired Inc. management gave on September 24, 2003.

On October 31, 2003, we filed a Current Report on Form 8-K containing a press release announcing that the Company had reached agreement with its senior credit lenders to modify certain provisions of the US Unwired $130 million senior bank credit facility.

On November 10, 2003, we filed a Current Report on Form 8-K containing a press release announcing the Company’s earnings for the fiscal quarter ended September 30, 2003

d. Exhibits

Exhibit Number	Description of Exhibit	Sequentially Numbered Pages
3.1	Third Restated Articles of Incorporation of US Unwired Inc. (Incorporated by reference to Exhibit 3.1 of Form 10-Q filed by the Registrant on May 9, 2002)

3.2	By-Laws of US Unwired Inc. as amended on April 29, 2003. (Incorporated by reference to Exhibit 4.i.a filed with the registrant’s Quarterly Report on Form 10-Q filed by the Registrant on November 13, 2002)

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

4.3	Supplemental Indenture dated as of March 11, 2002, among Georgia PCS Management, LLC and Georgia PCS Leasing, LLC, both Georgia limited liability companies and

Exhibit Number	Description of Exhibit	Sequentially Numbered Pages
subsidiaries of US Unwired Inc., the other Guarantors and State Street Bank and Trust Company, as trustee under the indenture. (Incorporated by reference to Exhibit 4.i.d. of Form 10-Q filed by the Registrant on August 14, 2002)

4.4	Amended and Restated Credit Agreement dated March 8, 2002 between US Unwired Inc. and lenders. (Incorporated by reference to Exhibit 4.1 of Form 8-K filed by the Registrant on March 21, 2002)

4.5	Third Amendment to Credit Agreement dated October 30, 2003 between US Unwired, Inc. and lenders. (Incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Registrant on October 31, 2003)

4.6	Waiver and Amendment dated May 1, 2002 to the Amended and Restated Agreement Credit Agreement dated March 8, 2002 between US Unwired Inc. and lenders. (Incorporated by reference to Exhibit 4.i.b. of Form 10-Q filed by the Registrant on August 14, 2002)

4.7	Second Agreement Regarding Amendments to Loan Documents dated March 8, 2002 between US Unwired Inc. and lenders. (Incorporated by reference to Exhibit 4.i.c. of Form 10-Q filed by the Registrant on May 9, 2002)

4.8

Intercreditor Agreement dated as of October 29, 1999 between CoBank, ACB and State

Street Bank and Trust Company. (Incorporated by reference to the Registration statement on Form S-4, Registration Nos. 333-92271, 333-92271-01 and 333-92271-02, filed by US Unwired Inc., Louisiana Unwired, LLC and Unwired Telecom Corp. on December 7, 1999)

4.9	Indenture, dated as of February 2, 2001, among IWO Holdings, Inc., Independent Wireless One Corporation and Firstar Bank, N.A., as trustee for the Senior Notes (Incorporated by reference to Exhibit 4.9 of the Form 10-K filed by US Unwired Inc. on March 31, 2002)

4.10

Credit Agreement, dated as of December 20, 1999, among Independent Wireless One Corporation, as borrower, the lenders thereto from time to time, Chase Securities Inc.,

as book manager and lead arranger, First Union National Bank and BNP Paribas (as successor in interest to Paribas), as senior managing agents, UBS AG, Stamford Branch, as documentation agent, and The Chase Manhattan Bank, as administrative agent (Incorporated by reference to Exhibit 4.10 of the Form 10-K filed by US Unwired Inc. on March 31, 2002)

4.11	Amendment No. 1, dated as of June 30, 2000, to the Credit Agreement, dated as of December 20, 1999, among Independent Wireless One Corporation, as borrower, the lenders thereto from time to time, Chase Securities Inc., as book manager and lead arranger, First Union National Bank and BNP Paribas (as successor in interest to Paribas), as senior managing agents, UBS AG, Stamford Branch, as documentation agent, and The Chase Manhattan Bank, as administrative agent. (Incorporated by reference to Exhibit 4.11 of the Form 10-K filed by US Unwired Inc. on March 31, 2002)

4.12	Amendment No. 2, dated as of December 8, 2000, to the Credit Agreement, dated as of December 20, 1999, among Independent Wireless One Corporation, as borrower, the lenders thereto from time to time, Chase Securities Inc., as book manager and lead arranger, First Union National Bank and BNP Paribas (as successor in interest to Paribas), as senior managing agents, UBS AG, Stamford Branch, as documentation agent, and The Chase Manhattan Bank, as administrative agent. (Incorporated by reference to Exhibit 4.12 of the Form 10-K filed by US Unwired Inc. on March 31, 2002)

Exhibit Number	Description of Exhibit	Sequentially Numbered Pages
4.13	Registration Rights Agreement dated as of October 29, 1999 between US Unwired Inc. and The 1818 Fund, LP. (Incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-4, Registration Nos. 333-92271, 333-92271-01 and 333-92271-02, filed by US Unwired Inc., Louisiana Unwired, LLC and Unwired Telecom Corp. on December 7, 1999).

4.14	First Amendment to Registration Rights Agreement dated as of February 15, 2000 by and among US Unwired Inc., The 1818 Fund III, L.P., TCW Leveraged Income Trust, L.P., TCW Leveraged Income Trust II, L.P., TCW Shared Opportunity Fund II, L.P., TCW Shared Opportunity Fund IIB, LLC, TCW Shared Opportunity Fund III, L.P., TCW/Crescent Mezzanine Trust II, TCW/Crescent Mezzanine Partners II, L.P. and Brown University Third Century Fund (Incorporated by reference to Exhibit 10.19 to Amendment No. 2 to the Registration Statement on Form S-4, Registration Nos. 333-92271, 333-92271-01 and 333-92271-02, filed by US Unwired Inc., Louisiana Unwired, LLC and Unwired Telecom Corp. on February 23, 2000).

4.15	Second Amendment to Registration Rights Agreement dated as of June 9, 2000 by and among US Unwired Inc., The 1818 Fund III, L.P., TCW Leveraged Income Trust, L.P., TCW Leveraged Income Trust II, L.P., TCW Shared Opportunity Fund II, L.P., TCW Shared Opportunity Fund IIB, LLC, TCW Shared Opportunity Fund III, L.P., TCW/Crescent Mezzanine Trust II, TCW/Crescent Mezzanine Partners II, L.P. and Brown University Third Century Fund.

4.16	Shareholders Agreement dated as of October 29, 1999 by and among US Unwired Inc., The 1818 Fund III, L.P. and the shareholders of US Unwired Inc. who are signatories thereto. (Incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-4, Registration Nos. 333-92271, 333-92271-01 and 333-92271-02, filed by US Unwired Inc., Louisiana Unwired, LLC and Unwired Telecom Corp. on December 7, 1999).

4.17	First Amendment to Shareholders Agreement dated as of February 15, 2000 by and among US Unwired Inc., The 1818 Fund III, L.P., TCW Leveraged Income Trust, L.P., TCW Leveraged Income Trust II, L.P., TCW Shared Opportunity Fund II, L.P., TCW Shared Opportunity Fund IIB, LLC, TCW Shared Opportunity Fund III, L.P., TCW/Crescent Mezzanine Trust II, TCW/Crescent Mezzanine Partners II, L.P. and Brown University Third Century Fund. (Incorporated by reference to Exhibit 10.18 to Amendment No. 2 to the Registration Statement on Form S-4, Registration Nos. 333-92271, 333-92271-01 and 333-92271-02, filed by US Unwired Inc., Louisiana Unwired, LLC and Unwired Telecom Corp. on February 23, 2000).

4.18	Second Amendment to Shareholders Agreement dated as of May 16, 2000 among US Unwired Inc., The 1818 Fund III, L.P., TCW Leveraged Income Trust, L.P., TCW Leveraged Income Trust II, L.P., TCW Shared Opportunity Fund II, L.P., TCW Shared Opportunity Fund IIB, LLC, TCW Shared Opportunity Fund III, L.P., TCW/Crescent Mezzanine Trust II, TCW/Crescent Mezzanine Partners II, L.P. and Brown University Third Century Fund, and the shareholders of US Unwired Inc. named therein. (Incorporated by reference to Exhibit 10.29 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-1, Registration Nos. 333-33964 filed by US Unwired Inc. on May 18, 2000).

Exhibit Number	Description of Exhibit	Sequentially Numbered Pages
4.19	Registration Rights Agreement, dated April 1, 2002, by and among the Registrant, and Investcorp IWO Limited Partnership, Ballet Limited, Denary Limited, Gleam Limited, Highlands Limited,Noble Limited, Outrigger Limited, Quill Limited, Radial Limited, Shoreline Limited, Zinnia Limited, Investcorp Investment Equity Limited, Alloway Limited, Carrigan Limited, Frankfort Limited,Paugus Limited, Wireless International Limited, Wireless Equity Limited, Wireless Holdings Limited, Wireless Investments Limited, IWO Equity Limited, IWO Investments Limited, Cellular Equity Limited, Mobile Holdings Limited, Wireless IIP Limited, Equity IWO Limited, New IWO Equity Limited, New Wireless IIP Limited, New Equity IWO Limited, Odyssey Investment Partners Fund, LP, Odyssey Coinvestors, LLC, Paribas North America Inc., TCW/Crescent Mezzanine Trust II, TCW/Crescent Mezzanine Partners II, LP, TCW/Crescent Leveraged Income Trust, LP, TCW/Crescent Leveraged Income Trust II, LP, TCW/Crescent Leveraged Income Trust IV, LP, Solon Kandel, J.K. Hage III, Steven Nielsen, Delhi PCS Inc., Dry Brook Holdings LLC, MTC North Inc., Newport PCS Inc., Finger Lakes Technologies Group Inc., Adirondack Capital LLC, Cerberus Investments LP, Charles Lane, William L. Henning, Sr., Lena B. Henning, William L. Henning, Jr., John A. Henning, and Thomas G. Henning. (Incorporated by reference to Exhibit 4(i)(e) filed with the Registrant’s Quarterly Report on Form 10-Q on August 13, 2002).

4.20	Agreement and Plan of Merger, dated as of February 8, 2002 by and among US Unwired Inc., Saints Sub, LLC and Georgia PCS Management, LLC. (Incorporated by reference to Exhibit 2.1 filed with US Unwired Inc.’s Amendment to Current Report on Form 8-K filed on March 22, 2002).

4.21	Warrant Agreement dated as of February 2, 2001 by and among IWO Holdings, Inc., a Delaware corporation and Firstar Bank, N.A. as warrant agent (Incorporated by reference to Exhibit 10.20 filed with the registration statement on Form S-4, filed by IWO Holdings, Inc. and Independent Wireless One Corporation on April 13, 2001, Registration no. 333-58902).

4.22

Warrant Registration Rights Agreement, dated as of February 2, 2001, among IWO Holdings, Inc. and Credit Suisse First Boston Corporation (acting through an affiliate,

Donaldson, Lufkin & Jenrette Securities Corporation), Chase Securities Inc., BNP Paribas Securities Corp. and UBS Warburg LLC as representatives of the initial purchasers of IWO Holdings, Inc.’s senior notes and warrants. (Incorporated by reference to Exhibit 4.19 of the Form 10-K filed by US Unwired Inc. on March 31, 2003).

4.23	Form of Standstill Agreement, dated as of December 19, 2001, by and among the Registrant and Ballet Limited, Denary Limited, Gleam Limited, Highlands Limited, Noble Limited, Outrigger Limited, Quill Limited, Radial Limited, Shoreline Limited, Zinnia Limited, Investcorp Investment Equity Limited, Investcorp IWO Limited Partnership, Alloway Limited, Carrigan Limited, Frankfort Limited, Paugus Limited, Wireless International Limited, Wireless Equity Limited, Wireless Holdings Limited, Wireless Investments Limited, IWO Equity Limited, IWO Investments Limited, Cellular Equity Limited, Mobile Holdings Limited, Wireless IIP Limited, Equity IWO Limited, New IWO Equity Limited, New Wireless IIP Limited, and New Equity IWO Limited. (Incorporated by reference to Exhibit 10.6 filed with the Registration Statement on Form S-4 filed by the Registrant on February 1, 2002, registration no. 333-81928.)

Exhibit Number	Description of Exhibit	Sequentially Numbered Pages
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

Exhibit Number	Description of Exhibit	Sequentially Numbered Pages
10.9	Addendum I to Sprint PCS Management Agreement dated as of January 7, 2000 among Wirelessco, L.P., Sprint Spectrum L.P., SprintCom, Inc. and Texas Unwired (Incorporated by reference to Exhibit 10.20 of the Registration statement on S-4/A, Registration Nos. 333-9271, 333-92271-01, and 33392271-02, filed by US Unwired Inc. on March 1, 2000)

10.10

Addendum II to Sprint PCS Management Agreement dated January 7, 2000 among

Wirelessco, L.P., Sprint Spectrum L.P., SprintCom, Inc. and Texas Unwired, L.P. (Incorporated by reference to Exhibit 10.15 of the Form 10-K filed by US Unwired Inc. on March 26, 2001)

10.11	Amended and Restated Consent and Agreement dated as of March 8, 2002 between Sprint Spectrum L.P., SprintCom, Inc., Sprint Communications Company, L.P., Wirelessco, L.P. and CoBank, ACB. (Incorporated by reference to Exhibit 10.11 of the Form 10-K filed by US Unwired Inc. on March 31, 2002)

10.12	Sprint PCS Management Agreement, dated as of February 9, 1999, among Independent Wireless One Corporation, Sprint Spectrum L.P. and WirelessCo, L.P., as amended by Addendum I, Addendum II and Addendum III including Sprint Trademark and Service Mark License Agreement, Sprint Spectrum Trademark and Service Mark License Agreement and Sprint PCS Services Agreement. (Incorporated by reference to Exhibit 10.12 of the Form 10-K filed by US Unwired Inc. on March 31, 2002)

10.13	Consent and Agreement, dated as of December 17, 1999, between Sprint Spectrum L.P., Sprint Communications Company, L.P., WirelessCo, L.P. and The Chase Manhattan Bank, as administrative agent. (Incorporated by reference to Exhibit 10.13 of the Form 10-K filed by US Unwired Inc. on March 31, 2002)

10.14

Sprint PCS Management Agreement, dated as of June 8, 1998 among Georgia PCS Management LLC, Sprint Spectrum L.P. and SprintCom, Inc., including Sprint

Trademark and Service Mark License Agreement, Sprint Spectrum Trademark and

Service Mark License Agreement and Sprint PCS Services Agreement. (Incorporated by reference to Exhibit 10.14 of the Form 10-K filed by US Unwired Inc. on March 31, 2002)

10.15

Addendum II to Sprint PCS Management Agreement dated October 10, 2000 among among Georgia PCS Management LLC, Sprint Spectrum L.P. and SprintCom, Inc. (Incorporated by reference to Exhibit 10.15 of the Form 10-K filed by US Unwired Inc. on March 31, 2002)

10.16	Amended and Restated US Unwired Inc. 1999 Equity Incentive Plan. (Incorporated by reference to Form 10-K of US Unwired Inc. filed on March 26, 2001).

10.17	Employment contract between US Unwired Inc. and William L. Henning, Jr. (Incorporated by reference to Form 10-K of US Unwired Inc. filed on March 26, 2001).

10.18	Employment contract between US Unwired Inc. and Robert W. Piper (Incorporated by reference to Form 10-K of US Unwired Inc. filed on March 26, 2001).

10.19	Employment contract between US Unwired Inc. and Thomas G. Henning (Incorporated by reference to Form 10-K of US Unwired Inc. filed on March 26, 2001).

10.20	Employment contract between US Unwired Inc. and Jerry E. Vaughn (Incorporated by reference to Form 10-K of US Unwired Inc. filed on March 26, 2001).

Exhibit Number	Description of Exhibit	Sequentially Numbered Pages
10.21	Employment Agreement between US Unwired Inc. and Michael D. Bennett (Incorporated by reference to Form 10-K of US Unwired Inc. filed on March 26, 2001).

10.22	Amendment to Employee Agreement between US Unwired Inc. and Michael D. Bennett (Incorporated by reference to Form 10-K of US Unwired Inc. filed on March 26, 2001).

10.23	Second Amendment to Employee Agreement between US Unwired Inc. and Michael D. Bennett. (Incorporated by reference to Exhibit 10.30 of the Form 10-K filed by US Unwired Inc. on March 31, 2002)

10.24	U.S. Unwired, Inc. Key Employee Retention Plan dated April 1, 2003

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

10.33	Billing Agreement dated as of May 13, 1998 by and between Unibill Inc. and Unwired Telecom Corporation. (Incorporated by reference to Form 10-K of US Unwired Inc. filed on March 26, 2001).

10.36	Office lease dated October 1, 2000 between US Unwired Inc. and Xspedius Holding Corp. (Incorporated by reference to Exhibit 10.36 of the Form 10-K filed by US Unwired Inc. on March 31, 2002)

10.37	Office and warehouse lease dated March 1, 1998 and First Amendment to Office Lease dated July 1, 2001 between US Unwired Inc. and Unibill Inc. (Incorporated by reference to Exhibit 10.37 of the Form 10-K filed by US Unwired Inc. on March 31, 2002)

21.1	Subsidiaries of US Unwired Inc.

23.1	Consent of Ernst & Young LLP

31.1	Certification by President and Chief Executive Officer

31.2	Certification by Chief Financial Officer

32.1	Certification by President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2004.

US Unwired Inc.

By:	/s/ JERRY E.VAUGHN
Name: Jerry E. Vaughn
Title: Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title

/s/ ROBERT W. PIPER Robert W. Piper February 27, 2004	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ JERRY E. VAUGHN Jerry E. Vaughn February 27, 2004	Chief Financial Officer (Principal Financial Officer)

/s/ DONALD LOVERICH Donald Loverich February 27, 2004	Corporate Controller (Principal Accounting Officer)

/s/ WILLIAM L. HENNING, JR. William L. Henning, Jr. February 27, 2004	Chairman of the Board of Directors

/s/ THOMAS G. HENNING Thomas G. Henning February 27, 2004	Director

/s/ CHRISTOPHER J. STADLER Christopher J. Stadler February 27, 2004	Director

/s/ LAWRENCE C. TUCKER Lawrence C. Tucker February 27, 2004	Director

/s/ HENRY P. HEBERT, JR. Henry P. Hebert, Jr. February 27, 2004	Director

/s/ THOMAS J. SULLIVAN Thomas J. Sullivan February 27, 2004	Director

/s/ HARLEY M. RUPPERT Harley M. Ruppert February 27, 2004	Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND

FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT AUDITORS

Board of Directors

US Unwired Inc.

We have audited the accompanying consolidated balance sheets of US Unwired Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the index at Item 15(b). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of US Unwired Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill.

/s/    ERNST & YOUNG LLP

Houston, Texas

February 6, 2004

US UNWIRED INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	As of December 31,
	2003	2002
ASSETS
Current Assets:
Cash and cash equivalents	$97,193	$61,985
Restricted cash and US Treasury securities at amortized cost – held to maturity	19,358	33,218
Subscriber receivables, net of allowance for doubtful accounts of $6,418 and $6,981	28,687	46,706
Other receivables	2,625	2,660
Inventory	5,615	5,216
Prepaid expenses	14,833	15,014
Receivables from related parties	647	681
Receivables from officers	85	101
Current assets related to discontinued operations	1,049	1,184

Total current assets	170,092	166,765

Property and equipment, net	411,518	476,941
Restricted cash	—	8,000
Goodwill	46,705	51,961
Intangible assets, net	40,785	78,292
Note receivable from unconsolidated affiliate	1,887	1,811
Other assets	42,571	40,479
Non-current assets related to discontinued operations	4,770	7,181

Total assets	$718,328	$831,430

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$41,377	$28,301
Accrued expenses	77,137	67,624
Current maturities of long-term debt, including IWO debt in default	362,842	5,018
Current liabilities related to discontinued operations	49	41

Total current liabilities	481,405	100,984
Long-term debt, net of current maturities	434,745	762,202
Deferred gain	30,729	34,474
Investments in and advances to unconsolidated affiliates	1,216	3,901
Non-current liabilities related to discontinued operations	—	107
Stockholders’ deficit:
Common stock, $0.01 par value:
Authorized 800,000 shares; issued and outstanding 128,832 shares in 2003 and 2002	1,288	1,288
Additional paid-in capital	654,899	657,459
Retained deficit	(885,765)	(728,811)
Promissory note	(179)	(174)
Treasury stock	(10)	—

Total stockholders’ deficit	(229,767)	(70,238)

Total liabilities and stockholders’ deficit	$718,328	$831,430

See accompanying notes

US UNWIRED INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	2003	2002	2001
Revenues:
Service revenues:
Subscriber	$381,558	$315,256	$128,872
Roaming	128,553	175,929	80,724
Merchandise sales	23,224	17,915	15,674
Management fees	14	253	3,245
Other revenue	2,402	2,211	1,705

Total revenues	535,751	511,564	230,220
Operating expenses:
Cost of services	210,883	234,679	109,005
Merchandise cost of sales	46,367	36,106	29,514
General and administrative	130,526	141,453	50,827
Sales and marketing	86,403	103,469	67,322
Non-cash stock compensation	2,404	4,349	4,567
Depreciation and amortization	119,188	108,539	52,563
IWO asset abandonment charge	12,079	—	—
Impairment of goodwill	—	214,191	—
Impairment of intangible assets	—	188,330	—

Total operating expenses	607,850	1,031,116	313,798

Operating loss	(72,099)	(519,552)	(83,578)
Other (expense) income:
Interest expense	(92,455)	(74,197)	(39,353)
Interest income	1,640	2,866	6,609
Gain on sale of assets	12	3	9,269

Total other expense	(90,803)	(71,328)	(23,475)

Loss from continuing operations before income taxes and equity in income (losses) of affiliates	(162,902)	(590,880)	(107,053)
Income tax benefit	(531)	(781)	(1,868)

Loss from continuing operations before equity in income (losses) of affiliates	(162,371)	(590,099)	(105,185)
Equity in income (losses) of affiliates	2,911	(651)	(2,760)

Loss from continuing operations	(159,460)	(590,750)	(107,945)

Income from discontinued operations	2,506	8,272	10,334

Net loss	$(156,954)	$(582,478)	$(97,611)

Basic and diluted (loss) earnings per common share:
Continuing operations	$(1.24)	$(5.00)	$(1.29)
Discontinued operations	.02	.07	.12

Net loss per common share	$(1.22)	$(4.93)	$(1.17)

Weighted average outstanding common shares	128,832	118,194	83,310

See accompanying notes

US UNWIRED INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Promissory Notes	Treasury Shares	Total
Balance at December 31, 2000	$129	$661	$147,870	$1,276	$(49,882)	$—	$—	$100,054
Exercise of stock options	4	—	1,752	—	—	—	—	1,756
Stock compensation	—	—	4,893	—	—	—	—	4,893
Purchase of minority interests	50	—	30,612	—	1,160	—	—	31,822
Conversion of class B common stock to class A common stock	95	(95)	—	—	—	—	—	—
Change in unrealized gain on marketable securities	—	—	—	(1,276)	—	—	—	(1,276)
Net loss	—	—	—	—	(97,611)	—	—	(97,611)

Comprehensive loss	—	—	—	—	—	—	—	(98,887)

Balance at December 31, 2001	278	566	185,127	—	(146,333)	—	—	39,638
Issuance of common stock in merger with Georgia PCS Management, LLC	54	—	28,337	—	—	—	—	28,391
Issuance of common stock in merger with IWO Holdings, Inc.	389	—	389,438	—	—	—	—	389,827
Exercise of stock options	1	—	281	—	—	—	—	282
Stock compensation	—	—	4,672	—	—	—	—	4,672
Stock options and warrants assumed in merger with IWO Holdings, Inc.	—	—	49,410	—	—	—	—	49,410
Conversion of class B common stock to class A common stock	566	(566)	—	—	—	—	—	—
Promissory notes assumed from the merger with IWO Holdings, Inc.	—	—	194	—	—	(194)	—	—
Payment received on promissory notes	—	—	—	—	—	20	—	20
Net loss	—	—	—	—	(582,478)	—	—	(582,478)

Balance at December 31, 2002	1,288	—	657,459	—	(728,811)	(174)	—	(70,238)
Change in promissory note balance	—	—	—	—	—	(5)	—	(5)
Forfeiture of Georgia PCS Management, LLC shares held in escrow	—	—	(5,250)	—	—	—	(10)	(5,260)
Stock compensation	—	—	2,690	—	—	—	—	2,690
Net loss	—	—	—	—	(156,954)	—	—	(156,954)

Balance at December 31, 2003	$1,288	$—	$654,899	$—	$(885,765)	$(179)	$(10)	$(229,767)

See accompanying notes

US UNWIRED INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2003	2002	2001
Cash flows from operating activities
Net loss	$(156,954)	$(582,478)	$(97,611)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	125,696	115,360	55,755
Asset abandonment	12,079	—	—
Impairment of goodwill	—	214,191	—
Impairment of intangible assets	—	188,330	—
Accretion of debt discount	45,085	39,361	33,683
Gain on sale of assets	(145)	(35)	(9,314)
Equity in (income) losses of affiliates	(2,911)	651	2,760
Non-cash stock compensation	2,690	4,672	4,894
Interest income on restricted cash in escrow	—	—	(101)
Discontinued operations – noncash charges and changes in operating assets and liabilities	397	—	—
Changes in operating assets and liabilities, net of acquisitions, disposals and discontinued operations:
Subscriber receivables	18,224	(4,305)	(21,186)
Other receivables	(26)	8,345	5,092
Inventory	(407)	5,485	(3,174)
Prepaid expenses	(1,970)	(2,138)	(1,221)
Income tax receivable	—	—	—
Receivables/payables – related parties	27	454	(398)
Other assets	(1,009)	6,125	(3,934)
Accounts payable	14,201	(17,968)	(100)
Accrued expenses	9,580	5,091	17,727
Deferred gain	(3,916)	(4,491)	(5,689)

Net cash provided by (used in) operating activities	60,641	(23,350)	(22,817)

Cash flows from investing activities
Purchases of property and equipment	(30,486)	(122,608)	(106,499)
Acquisition of businesses, net of cash acquired	—	(61,713)	—
Purchases of marketable securities	—	—	(12,544)
Proceeds from maturities and sales of marketable securities	—	66,967	176,705
Proceeds from sale of assets	350	10,319	45,030
Distributions from unconsolidated affiliates	250	792	636
Investments in unconsolidated affiliates	—	(1,491)	(1,902)
Purchase of licenses & subscriber base	—	—	(666)
Proceeds from restricted cash	21,859	10,449	5,753

Net cash provided by (used in) investing activities	(8,027)	(97,285)	106,513

Cash flows from financing activities
Proceeds from long-term debt	—	83,184	1,822
Principal payments on long-term debt	(14,718)	(693)	(1,673)
Debt issuance cost	(2,688)	(762)	(148)
Proceeds from exercised options	—	282	1,756
Proceeds from payment on promissory notes	—	20	—

Net cash provided by (used in) financing activities	(17,406)	82,031	1,757

Net change in cash and cash equivalents	35,208	(38,604)	85,453
Cash and cash equivalents at beginning of year	61,985	100,589	15,136

Cash and cash equivalents at end of year	$97,193	$61,985	$100,589

Supplemental cash flow disclosures
Cash paid for interest	$33,796	$26,162	$5,232

Cash paid for income taxes	—	—	—

Non-cash activities
Property purchases in accounts payable	$1,207	$3,399	$12,681

See accompanying notes

US UNWIRED INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

1. Description of Business and Summary of Significant Accounting Policies

Description of Organization

US Unwired Inc. (the Company) is principally engaged in the ownership and operation of wireless communications systems in the Gulf States and Northeast regions of the United States. The Company is a network partner of Sprint PCS and has the exclusive right to provide digital PCS services under the Sprint and Sprint PCS brand names within the Company’s service areas.

US Unwired is comprised of three wholly owned subsidiaries: Louisiana Unwired LLC (“Louisiana Unwired”), IWO Holdings, Inc. (“IWO”) and Unwired Telecom Corporation (“Unwired Telecom”). Louisiana Unwired and IWO provide PCS telecommunication services, and Unwired Telecom provides cellular and paging telecommunications service.

On September 15, 2003, the Company executed an agreement for the sale of its cellular operations and certain PCS licenses for approximately $30.0 million contingent upon the approval of the Company’s senior lenders. On October 30, 2003, the Company’s senior lenders approved the Company’s plans to sale its cellular operations. On February 6, 2004, the Company consummated the sale of our cellular operations and certain PCS licenses for approximately $30.0 million and used $6.2 million of the proceeds to partially repay its recently amended US Unwired senior bank credit facility. The Company has entered into an agreement for the sale and leaseback of approximately 90 cell site towers expected to close in March and April 2004 for approximately $10.0. A portion of the proceeds, approximately $4.7 million, will be used to further reduce our bank debt. The accompanying consolidated financial statements reflect the Company’s cellular operations as a discontinued operation. Revenues for these discontinued operations were $14.7 million, $22.5 million, and $29.3 million for the years ended December 31, 2003, 2002, and 2001, respectively.

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

Property and Equipment

Property and equipment is stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets as follows:

Years
Buildings and building improvements	39
Leasehold improvements	5 to 10
Facilities and equipment	7 to 10
Furniture, fixtures, computers and vehicles	3 to 7

US UNWIRED INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

Depreciation expense was approximately $80.9 million, $67.8 million and $43.0 million for the years ended December 31, 2003, 2002 and 2001, respectively.

The Company leases certain facilities and equipment under capital leases. Assets recorded under capital leases are amortized over the lives of the respective leases and such amortization is included in depreciation expense. Assets under these obligations, totaled $6.1 million (which is net of accumulated amortization of $2.3 million) at December 31, 2003, are included in facilities and equipment.

Long Lived Assets

Prior to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, and No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company assessed long-lived assets for impairment under SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS 121 required that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company periodically evaluated the recoverability of the carrying amounts of its licenses and property and equipment in each market, as well as the depreciation and amortization periods based on estimated undiscounted future cash flows and other factors to determine whether current events or circumstances warrant reduction of the carrying amounts or acceleration of the related amortization period. If such assets were considered to be impaired, the impairment to be recognized was measured by the amount by which the carrying amount of the assets exceeded the fair value of the assets. Assets to be disposed of were reported at the lower of the carrying amount or fair value less costs to sell.

Effective January 1, 2002, the Company assessed impairment of long-lived assets and goodwill in accordance with the provisions of SFAS No. 144, and 142. SFAS No. 144 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. SFAS No. 142 requires annual tests for impairment of goodwill and intangible assets that have indefinite useful lives and interim tests when an event has occurred that more likely than not has reduced the fair value of such assets.

Licenses

Licenses consist primarily of costs incurred in connection with the Company’s acquisition of PCS licenses and systems. These assets are recorded at cost and amortized using the straight-line method over an estimated useful life of 20 years. Accumulated amortization was approximately $3.9 million and $3.1 million at December 31, 2003 and 2002, respectively.

Deferred Financing Costs

Deferred financing costs include costs incurred in connection with the issuance of the Company’s long-term debt. These costs are amortized over the terms of the related debt using the interest method. Accumulated amortization expense was approximately $10.2 million and $6.2 million at December 31, 2003 and 2002, respectively.

US UNWIRED INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

Investments in Unconsolidated Affiliates

The Company’s investments in less than majority-owned affiliated companies are accounted for using the equity method and equity in earnings (losses) are reported as equity in income (losses) of affiliates in the accompanying statement of operations.

Revenue Recognition

The Company earns revenue by providing access to and usage of its network and sales of merchandise. Subscriber revenue consists primarily of a basic service plan (where the customer purchases a pre-allotted number of minutes for voice and/or data transmission); airtime (which consists of billings for minutes that either exceed or are not covered by the basic service plan); long distance; and charges associated with travel outside our service area. Travel revenue is generated on a per minute basis when a Sprint PCS subscriber outside of our markets uses the Company’s service when traveling through our markets. Foreign roaming revenue is generated when a non-Sprint PCS customer uses the Company’s service when traveling through the Company’s markets. The Company recognizes roaming revenue through an agreement that allows a reseller to sell prepaid wireless services in its markets. Revenues are recognized when amounts are considered to be earned under the respective service plans and collection of such amounts is considered probable.

Sprint retains 8% of collected service revenues from subscribers based in the Company’s service area, foreign roaming and for revenue generated under its reseller agreement. The amount of affiliation fees retained by Sprint PCS is recorded as a General and Administrative expense. Revenues derived from the sale of handsets and accessories by the Company and from certain roaming services (outbound roaming and roaming revenues from Sprint PCS and its PCS network partner subscribers) are not subject to the 8% affiliation fee from Sprint PCS.

Revenues from the sales of merchandise, primarily wireless handsets and accessories, represent a separate earnings process and are recognized at the time of the customer purchase. These revenues and related costs are included in merchandise sales and cost of sales, respectively. The Company reduces recorded revenue for rebates and discounts given to subscribers on wireless handsets sales in accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-9 “Accounting for Consideration Given by a Vendor to a Subscriber (Including a Reseller of the Vendor’s Products).”

The Company recognizes revenues from activation fees in accordance with Emerging Issues Task Force (“EITF”) No. 00-21. In May 2003, the EITF modified its previous consensus to EITF 00-21 to clarify the scope of Issue 00-21 and its interaction with other authoritative literature. As permitted under the modified consensus, the Company adopted this modified consensus effective July 1, 2003 for all revenue arrangements entered into subsequent to June 30, 2003. EITF 00-21 addresses the determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the related revenues should be measured and allocated to the separate units of accounting. In applying this guidance, separate contracts with the same party, entered into at or near the same time, will be presumed to be a package, and the consideration will be measured and allocated to the separate units based on their relative fair values. The Company believes that the sale of handsets and future service under contract should be accounted for as separate units under EITF 00-21. As a result, the total consideration under these arrangements, including any related activation fees, is allocated between these separate units based on their relative fair values.

Advertising Costs

Advertising costs are charged to expenses as incurred. For the years ended December 31, 2003, 2002 and 2001, approximately $20.5 million, $28.2 million, and $16.5 million, respectively, of advertising costs were incurred.

US UNWIRED INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

Commissions and Handset Subsidies

Commissions are paid to the Company’s sales staff and local and national retailers for new subscribers. The Company also reimburses certain retailers for the difference between the cost of a handset and the sales price when the handset is sold below cost, referred to as a handset subsidy. Because the new subscriber must meet certain criteria, such as a minimum time period, commissions and handset subsidies may be paid in periods subsequent to the actual date the subscriber is activated. The Company accrues commissions and handset subsidies payable in future periods.

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

Earnings (Loss) per Common Share

Earnings (loss) per common share are calculated by dividing net loss by the weighted average number of shares outstanding during the year. The effect of options have not been included in the computation of diluted earnings per share because the Company was in a net loss position and, therefore, the effect would have been antidilutive.

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

Had compensation expense for the Company’s stock option plan been determined in accordance with SFAS No. 123, the Company’s net loss and basic and diluted net loss per share of common stock for each of the three years in the period ended December 31, 2002 would have been:

	Year ended December 31,
	2003	2002	2001
Net loss
As reported	$(156,954)	$(582,478)	$(97,611)
Add recorded non-cash stock compensation	2,404	4,349	4,567
Less non-cash stock compensation in accordance with SFAS No. 123	(6,649)	(8,798)	(8,018)

Pro forma	$(161,199)	$(586,927)	$(101,062)

Basic and diluted net loss per share of common stock
As reported	$(1.22)	$(4.93)	$(1.17)

Pro forma.	$(1.25)	$(4.96)	$(1.21)

US UNWIRED INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Concentrations of Credit Risk

Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and temporary cash investments with high credit quality financial services companies.

Collectibility of subscriber receivables is impacted by economic trends in each of the Company’s markets and the Company has provided an allowance, which it believes, is adequate to absorb losses from uncollectible amounts.

Reclassifications

Certain reclassifications have been made to the 2002 and 2001 financial statements to conform to the 2003 presentation.

New Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity,” which is effective at the beginning of the first interim period beginning after June 15, 2003. However, certain aspects of SFAS 150 have been deferred. SFAS No. 150 establishes standards for the Company’s classification of liabilities in the financial statements that have characteristics of both liabilities and equity. The Company will continue to review SFAS No. 150; however, the Company does not expect SFAS 150 to have a material impact on the Company’s financial position, results of operations, or cash flows.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities—An Interpretation of Accounting Research Bulletin (ARB) No. 51” (“FIN 46”). This interpretation clarifies how to identify variable interest entities and how a company should assess its interests in a variable interest entity to decide whether to consolidate the entity. FIN 46 applies to variable interest entities created after January 31, 2003, in which a company obtains an interest after that date. Also, FIN 46 applies in the first fiscal quarter or interim period beginning after December 15, 2003, to variable interest entities in which a company holds a variable interest that it acquired before February 1, 2003. The adoption of this interpretation did not have a material effect on the Company’s financial position, results of operations or cash flows.

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

US UNWIRED INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

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

2. Liquidity and Current Business Plans

The Company’s operating results continue to be impacted by its highly leveraged capital structure, its relationship with Sprint PCS and a highly competitive marketplace.

The Company’s Highly Leveraged Capital Structures

US Unwired and IWO have separate debt structures. US Unwired entered into a senior bank credit facility and senior subordinated discount notes prior to the April 2002 acquisition of IWO. IWO has a senior bank credit facility and senior notes that were also entered into prior to the April 2002 acquisition. Under the terms of these debt instruments, funds available under the US Unwired debt can only be used by US Unwired, and funds available under the IWO debt can only be used by IWO. US Unwired is not obligated for the payment of IWO’s debt, and IWO is not obligated for the payment of US Unwired’s debt.

US Unwired

As of December 31, 2003, US Unwired had $64.9 million in cash and cash equivalents; availability under the US Unwired senior bank credit facility of $38.3 million, net of $1.7 million in outstanding letters of credit; and indebtedness that consisted of $76.0 million related to the US Unwired senior bank credit facility, $359.3 million related to the US Unwired senior subordinated discount notes and $10.6 million in capital leases, promissory notes and vendor financing for a total of $445.9 million. See Note 11 for commitments and contingencies that may affect US Unwired’s liquidity. US Unwired must comply with certain financial covenants of the US Unwired senior bank credit facility and the US Unwired senior subordinated discount notes, and as of December 31, 2003, was in compliance with these financial covenants.

On February 6, 2004, the Company consummated the sale of its cellular operations and certain PCS licenses for approximately $30.0 million and used $6.2 million of the proceeds to partially repay its recently amended US Unwired senior bank credit facility. The Company has entered into an agreement for the sale and leaseback of approximately 90 cell site towers. This sale is expected to close in March and April 2004 for approximately $10.0 million. A portion of the proceeds, approximately $4.7 million, will be used to further reduce its bank debt.

In October 2003, the Company and the holders of the US Unwired senior bank credit facility revised certain provisions of the US Unwired million senior bank credit facility through execution of the third amendment to the US Unwired senior bank credit facility. The Company and its senior lenders agreed to a revised set of financial covenants, a $40 million revolving credit facility that is subject to certain borrowing conditions, an immediate $10.0 million partial repayment of the senior bank term loans and a 0.5% increase to the interest rate. The October 30, 2003 amendment requires the Company to remit a portion of the net proceeds of any asset disposals. The amendment also provides for additional restrictions on the Company’s ability to draw on the $40.0 million revolver that includes certain financial requirements and only allow for additional draws if the Company’s cash balance falls below $15.0 million prior to March 31, 2005 or $10.0 million on or subsequent to March 31, 2005. The Company incurred approximately $2.7 million in banking and other professional fees related to this amendment.

In May 2003, the Company announced an offer to exchange any and all of our existing $400 million US Unwired 13.375% senior subordinated discount notes for $187.50 in cash and $185.00 in face amount of new

US UNWIRED INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

notes per $1,000 face amount of existing notes with a maximum amount of cash to be paid of $37.5 million. In June 2003, the Company announced that the offer had expired and none of the notes were exchanged. In conjunction with this offering, the Company incurred approximately $3.5 million in outside legal and other professional services and costs. These costs are included in General & Administrative Expenses in the accompanying consolidated financial statements.

Based on its 2004 operating forecasts, the Company believes that US Unwired will be able to comply with the financial covenants of the amended US Unwired senior bank credit facility and have sufficient cash to fund its operations, debt service and capital requirements over the next twelve months. However, the Company’s liquidity and ability to comply with these amended financial covenants is dependent upon a number of factors influencing forecasts of earnings and operating cash flows. These factors include subscriber growth, average monthly revenue per user (“ARPU”), customer turnover or “churn” and cost per gross addition (“CPGA”). These performance metrics are explained in our Management Discussion and Analysis section of this filing.

Should actual results differ from the underlying business model assumptions, the Company’s liquidity position and ability to comply with the amended financial covenants could be adversely affected. The Company could be required to raise additional capital that may or may not be available on acceptable terms, if at all. This could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

IWO Liquidity

The Company has been unable to develop a business plan for IWO that provided sufficient cash to fund operations, debt service and capital requirements for 2004. The Company has been in discussions with the IWO banking group to arrive at an acceptable restructuring to preserve liquidity but have been unable to arrive at an acceptable plan. The Company anticipates seeking protection under bankruptcy in 2004.

During 2003, the Company failed to make $9.5 million in interest payments on the IWO senior bank credit facility and was not in compliance with the restrictive covenants under the IWO senior bank credit facility at December 31, 2003. As a result of the Company’s failure to make scheduled interest payments and the covenant violations, the Company was in default of the IWO senior bank credit facility at December 31, 2003 and the holders of the IWO senior bank credit facility have denied it access to the remaining $25.2 million of availability. As a result, the Company has classified all outstanding indebtedness of both the IWO senior bank credit facility and the IWO senior notes as a current liability.

As of December 31, 2003, IWO had $32.3 million in cash and cash equivalents; $19.4 million in restricted cash; and indebtedness that consisted of $213.2 million related to the IWO senior bank credit facility and $138.5 million related to the IWO senior notes for a total of $351.7 million. A portion of the original proceeds of the IWO senior notes offering was set aside as restricted cash to make the first six scheduled semi-annual interest payments on the IWO senior notes through January 2004. Principal repayment of the IWO senior bank credit facility commences in March 2004.

As a result of liquidity challenges, IWO has made the decision to reduce capital expenditures for network expansion and abandon the construction of cell sites that do not provide a sufficient level of enhanced coverage. IWO recorded an asset abandonment charge of $12.1 million during 2003 for these abandoned cell sites and related property. Included in this asset abandonment charge are cell sites that IWO is required to construct to meet the build out requirements under the IWO Sprint PCS management agreement. Failure to complete the build out of the IWO service area will place IWO in violation of the IWO Sprint PCS management agreement. As a result, Sprint PCS could declare IWO in default and take action up to and including termination of the IWO Sprint management agreement. At December 31, 2003, IWO’s construction in progress included $6.0 million

US UNWIRED INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

primarily related to cell sites that IWO plans to complete, and the Company estimates that completion of these cell sites will require approximately $11.4 million in additional costs to complete construction and place these sites in operation.

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

The Company’s Relationship with Sprint PCS

See “The Company’s Affiliation with Sprint PCS” in Part I of this filing for a detailed discussion of the Sprint PCS Management Agreements.

The Company is dependent on Sprint PCS for a significant portion of its financial information as a result of its contractual relationship with Sprint PCS as a service bureau provider for billing, cash collections and other back office functions such as customer service. The Company also purchases certain goods and services through Sprint PCS, such as handsets, network maintenance and access to national retail chain sales channels in its markets, where Sprint PCS has negotiated contracts and allows it to operate under those contractual arrangements.

The Company does not always agree with the validity of certain charges assessed by Sprint PCS and as of December 31, 2003, had disputed approximately $19.1 million of charges to US Unwired and $9.3 million of charges to IWO. Based upon the information provided to the Company by Sprint PCS to date, the Company believes the accompanying consolidated balance sheet adequately reflects its obligation that may be due to Sprint PCS for these charges. However, the Company’s cash flow could be adversely affected should these disputes not be settled in its favor.

On July 11, 2003, US Unwired, Louisiana Unwired and its wholly owned subsidiary, Texas Unwired, a limited partnership, (“Texas Unwired”), filed suit in the U.S. District Court for the Western District of Louisiana, against Sprint Corporation, Sprint Spectrum, L.P., Wireless, L.P. and Sprintcom, Inc. (collectively, “Sprint”). The suit alleges violations of the Racketeer Influenced and Corrupt Organizations Act, breach of fiduciary duty and fraud arising out of Sprint’s conduct in its dealings with the plaintiff companies. It seeks treble actual damages in unspecified amounts and appointment of a receiver over property and assets controlled by Sprint in Louisiana. On September 25, 2003, the Company filed an amended complaint to include contractual claims. On October 20, 2003, Sprint submitted their Answer, Defenses, and Counterclaim of Defendants seeking dismissal of the Company’s First Amended Complaint and filing a counter-claim for approximately $13.3 million related primarily to contractual disputes as discussed above. On October 21, 2003, Sprint filed a Defendants’ Partial Motion for Judgment on the Proceedings seeking partial dismissal of claims filed in the First Amended Complaint. On October 21, 2003, Sprint filed Defendant’s Motion to Strike Plaintiffs’ Jury Demand from the First Amended Complaint. On February 3, 2004, the U.S. District Court denied in all respects Sprint’s motions for judgment on the proceedings, allowed US Unwired to hire an outside accounting company to monitor monies with a receiver as an acceptable option at a later time and agreed with US Unwired’s request for a trial by jury in

US UNWIRED INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

Louisiana. US Unwired and Sprint have submitted to the District Court an agreed upon schedule to complete the discovery process during 2004 and anticipate a late-2004 trial date. The Company does not believe that a negative outcome of its lawsuit will have a material adverse effect on the Company.

The Company has been in discussions with Sprint PCS to modify certain components of IWO’s Sprint PCS management agreement including a fee simplification process, modification of certain build-out requirements and the settlement of IWO’s outstanding disputes with Sprint, but no definitive agreement has been reached at this time. The Company has had no such discussions with Sprint PCS as it relates to the affiliate agreements with other US Unwired subsidiaries.

The Company’s agreements with Sprint PCS stipulate a reciprocal travel rate. Sprint PCS travel revenue is generated on a per minute basis when a Sprint PCS subscriber outside of its markets uses its service when traveling through its markets. Sprint PCS travel expense is generated on a per minute basis when our subscribers travel outside its market area and use the Sprint PCS network. Historically, the Company’s Sprint PCS travel revenue exceeds its Sprint PCS travel expense. Effective January 1, 2003, Sprint PCS reduced the reciprocal travel rate for Louisiana Unwired from $0.20 per minute in 2002 to $0.058 per minute in 2003 and for Texas Unwired and Georgia PCS Management, LLC. (“Georgia PCS”), both subsidiaries of LA Unwired, and IWO from $0.10 per minute in 2002 to $0.058. On December 4, 2003, Sprint PCS notified the Company that it intends to reduce the reciprocal roaming rate to $0.041 per minute of use in 2004.

Competitive Market Place

The Company faces significant competition in our service area. In order to attract new subscribers, the Company offers steep discounts on handsets and generous service plans that include more minutes and/or more anytime time minutes and other ancillary enhancements such as free long distance. Based upon increased competition, the Company anticipates that market prices for two-way wireless services will continue to decline in the future. Wireless local number portability (“WLNP”), which allows subscribers to change carriers and retain their existing phone numbers, was introduced into a portion of the Company’s markets in November 2003. Given the limited time that the Company has had to evaluate WLNP, the Company is uncertain of the future impact. For more detail, see the “Competition” discussion in Part I of this filing.

The Company’s Business Strategy

The Company has undertaken a number of key initiatives designed to enable US Unwired to achieve the underlying assumptions of the US Unwired business model and preserve IWO liquidity. The Company has:

•	focused on attracting customers that are in good credit standing.

•	reinstated the deposit requirement for certain higher credit risk subscribers and will request not to participate in any Sprint PCS programs where the Company’s analysis indicates adversely impacted levels of customer turnover or unsatisfactory economic returns.

•	restructured sales employees’ programs to pay higher commissions on subscribers with better credit ratings.

•	revised the local agent commission structure to pay higher commissions for subscribers with good credit ratings. The Company has cancelled and continues to cancel agreements with local agents that target higher credit risk subscribers or provide low economic value.

•	reintroduced the pre-pay program, which requires advance payment for minutes of use. The Company believes that this program offers higher credit risk subscribers a less stressful environment in which to subscribe to our service by providing an opportunity to better manage their expenditures for the service provided and limit our bad debt exposure.

US UNWIRED INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

•	supplemented Sprint PCS’s customer service function with certain members of its own staff who focus on subscriber retention.

•	limited its capital expenditures to: (1) capacity and required technical upgrades of existing equipment, and (2) only adding additional cell site coverage in areas that the Company expects will produce positive cash returns as a result of either new subscriber growth or decreases in subscriber turnover.

•	continued to identify and will seek to divest of certain non-core assets.

•	undertaken a corporate wide evaluation of expenses. This includes the consolidation of functions, divesting of unused and under utilized facilities, renegotiation of vendor contracts, extension of vendor payment terms and other cost cutting measures.

•	evaluated and continue to evaluate our markets and reduce sales staffing levels and close retail outlets that do not meet its minimum internal rates of returns.

•	continued to work with Sprint PCS to improve the detail, timeliness and accuracy of information processed by Sprint PCS on our behalf.

As a result of these initiatives and operating results to date, the Company believes that US Unwired will be able to comply with the US Unwired senior bank credit facility financial covenants and have sufficient cash to fund its operations, debt service and capital requirements over the next twelve months. However, as discussed above, US Unwired’s funding status and ability to comply with these amended financial covenants is dependent upon a number of factors influencing forecasts of earnings and operating cash flows. While the Company believes that these initiatives have had and will continue to have a positive impact on operating results and support the ability of US Unwired to comply with its amended senior bank credit facility covenants and have sufficient cash to support the operations of US Unwired over the next twelve months, the Company cannot state with certainty that these initiatives will result in its ability to sustain IWO’s operations in 2004.

3. Goodwill and Asset Impairments

The Company adopted SFAS No. 142, Goodwill and Other Intangible Asset, and No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, on January 1, 2002.

The Company completed the first of the required impairment tests of goodwill and indefinite lived assets as of January 1, 2002 and determined that the adoption of this provision of the new rules had no impact on the Company’s financial statements at that time. As a result of the impairment indicators discussed in Note 2, above, the Company performed an impairment test of goodwill in the fourth quarter of 2002 and in the fourth quarter of 2003. In connection with this impairment tests, the Company also reviewed its long-lived assets for impairment under SFAS No. 144. “Accounting for Impairment or Disposal of Long-Lived Assets.”

The following information provides net loss and net loss per share information for the year ended December 31, 2001 adjusted to exclude amortization expense recognized in these periods related to goodwill.

Year ended December 31, 2001
(In thousands)
Reported net loss	$(97,611)
Add back: Goodwill amortization	3,821

Adjusted net loss	$(93,790)

US UNWIRED INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

Basis and diluted loss per share:

Year ended December 31, 2001
Reported net loss	$(1.17)
Add back: Goodwill amortization	.04

Adjusted net loss	$(1.13)

The Company determined that US Unwired and IWO are considered to be separate reporting units as each constitutes a separate business for which discrete financial information is available and management regularly reviews the operating results of each of these businesses. This determination is further supported as each has separate senior bank credit facility and separate senior subordinated discount notes (US Unwired) or senior notes (IWO), which under the terms of these, funds available under the US Unwired debt instruments can only be used by US Unwired to finance the operations of US Unwired, and the funds available under the IWO debt instruments can only be used to finance the operations of IWO Unwired.

The Company engaged an independent national valuation firm to assist with the impairment valuation. As a result of the impairment valuation as of October 31, 2002, management believed that US Unwired was not impaired. However, the valuation analysis determined that both goodwill and a significant portion of IWO’s intangible assets were impaired. As a result, IWO recorded a goodwill impairment of approximately $214.2 million and an intangible asset impairment of $188.3 million associated with IWO’s right to provide service under the Sprint PCS management Agreement in the quarter ended December 31, 2002. The Sprint PCS management agreement was originally assigned a value of $215.0 million and was being amortized using the straight-line method over 218 months. A similar valuation by the independent national valuation firm as of October 31, 2003 indicated no additional impairment of goodwill or any of the Company’s long-lived assets.

The changes in the carrying amount of goodwill from December 31, 2001 to December 31, 2003 are as follows (in thousands):

Goodwill as of December 31, 2001	$26,447
Goodwill acquired on March 8, 2002 with the acquisition of Georgia PCS (preliminary purchase price allocation)	26,421
Goodwill acquired on April 1, 2002 with the acquisition of IWO (preliminary purchase price allocation)	220,913
Adjustments to preliminary purchase price allocations	(7,629)
Goodwill impairments, from the IWO acquisition	(214,191)

Goodwill as of December 31, 2002	51,961
Forfeiture of Georgia PCS Management, LLC shares held in escrow	(5,260)
Adjustment to preliminary purchase price allocation	4

Goodwill as of December 31, 2003	$46,705

US UNWIRED INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

The amortization period, gross carrying amount, impairments, accumulated amortization and net carrying amount of intangible assets as of December 31, 2003 are as follows (in thousands):

	Year ended December 31, 2002
	Amortization period	Gross Carrying Amount	Impairments	Accumulated Amortization	Net Carrying Amount
Sprint management agreement, IWO acquisition(1)	218 months	$215,000	$195,234	$187	$19,579
Subscriber base, IWO acquisition	24 months	57,500	—	21,562	35,938
Sprint management agreement, Georgia PCS acquisition	219 months	15,500	—	708	14,792
Subscriber base, Georgia PCS acquisition	24 months	12,300	—	4,949	7,351
Subscriber base, Louisiana Unwired	24 months	3,854	—	3,457	397
Subscriber base, Texas Unwired	24 months	8,170	—	7,935	235

Total		$312,324	$195,234	$38,798	$78,292

(1)	Includes impairment charge of $188,330 and adjustment of accumulated amortization of $6,904.

	Year ended December 31, 2003
	Amortization period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Sprint management agreement, IWO acquisition	218 months	$19,766	$1,311	$18,455
Subscriber base, IWO acquisition	24 months	57,500	50,313	7,187
Sprint management agreement, Georgia PCS acquisition	219 months	15,500	1,557	13,943
Subscriber base, Georgia PCS acquisition	24 months	12,300	11,100	1,200
Subscriber base, Louisiana Unwired	24 months	3,854	3,854	—
Subscriber base, Texas Unwired	24 months	8,170	8,170	—

Total		$117,090	$76,305	$40,785

Estimated future amortization expense on intangible assets for the years ended December 31,

2004	$10,361

2005	$1,973

2006	$1,973

2007	$1,973

2008	$1,973

4. Acquisitions

On March 8, 2002, the Company acquired 100% of the ownership interest of Georgia PCS for approximately $84.5 million. In conjunction with the Company’s acquisition of Georgia PCS, 1.1 million shares valued at $5.26 per share of the Company’s common stock were placed in escrow pending resolution of certain post closing adjustments. On June 20, 2003 the Company notified the former owners of Georgia PCS that the Company intends to offset 1.0 million shares of the Company’s common stock that is in the escrow account in

US UNWIRED INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

satisfaction of certain post closing adjustments. As a result, the Company recorded a receivable and a reduction of goodwill for the return of this stock from escrow in 2003. In June 2003, these shares were returned to the Company and have been recorded as treasury shares in the accompanying balance sheet.

On April 1, 2002, the Company acquired 100% of the ownership interest in IWO for approximately $446 million in Company stock. The aggregate purchase price has been allocated to the assets acquired and liabilities assumed based on estimates of fair values as determined by an independent valuation performed by a national valuation firm . The excess of the purchase price over the fair value of the net identifiable assets has been allocated to goodwill. The Company’s operating results include the operating results of IWO from date of acquisition, April 1, 2002.

The following unaudited supplemental pro forma information for the years ended December 31, 2002 and 2001 presents the results of operations as if the IWO acquisition had occurred at the beginning of 2001 and are not necessarily indicative of future results or actual results that would have been achieved had these acquisitions occurred as of the beginning of the period.

	Years ended December 31,
	2002	2001
	(In thousands, except per share data)
Revenues	$569,616	$370,487

Net loss	$(609,315)	$(161,869)

Loss per share	$(5.16)	$(1.32)

5. Details of Certain Balance Sheet Accounts

Additional information regarding certain balance sheet accounts is presented below:

	December 31,
	2003	2002
	(in thousands)
Property and equipment
Land	$754	$754
Buildings	14,755	15,520
Leasehold improvements	7,074	6,715
Facilities and equipment	599,430	564,921
Furniture, fixtures, and vehicles	9,059	8,763
Construction in progress	14,594	34,004

	645,666	630,677
Less accumulated depreciation	234,148	153,736

	$411,518	$476,941

Intangible assets
Sprint management agreement	$35,266	$35,266
Subscriber base	81,824	81,824

	117,090	117,090
Less accumulated amortization	76,305	38,798

	$40,785	$78,292

US UNWIRED INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

	December 31,
	2003	2002
	(in thousands)
Other assets
Licenses	$14,548	$12,904
Deferred financing costs	34,603	32,408
Other	7,522	4,442

	56,673	49,754
Less accumulated amortization	14,102	9,275

	$42,571	$40,479

Accrued expenses
Unearned revenue and customer deposits	$17,196	$18,579
Accrued commissions	11,858	14,939
Accrued Sprint settlements	9,093	9,557
Other	38,990	24,549

	$77,137	$67,624

6. Investments in Unconsolidated Affiliates

Investments in unconsolidated affiliates consists of the following:

	Percentage Ownership	December 31,
		2003	2002
		(In thousands)
Gulf Coast Wireless, LP (“Gulf Coast Wireless”)	13.28%	$(2,467)	$(5,000)
Command Connect, LLC (“Command Connect”)	50.00%	(51)	69
GTE Mobilenet of Texas RSA #21 Limited Partnership (“GTE #21”)	25.00%	1,302	1,030
Wireless Management Corporation	20.00%	—	—

		$(1,216)	$(3,901)

Gulf Coast Wireless is a Sprint PCS network partner and provides services under the Sprint and Sprint PCS brand names in the Baton Rouge, Hammond and Lafayette, Louisiana and Biloxi, Mississippi markets. Command Connect owns certain LMDS licenses. Command Connect originally purchased the owned licenses, and holds the licenses until such time as LA Unwired builds out the network for these licenses. At that time, the license is transferred from Command Connect to LA Unwired, who commences operations.

GTE #21 operates a cellular network in Texas RSA #21.

US UNWIRED INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

7. Long-Term Debt

Long-term debt, including capital lease obligations, consisted of the following:

	December 31,
	2003	2002
	(In thousands)
US Unwired Inc. Senior subordinated discount notes	$359,302	$315,707
US Unwired Inc. Senior Bank Credit Facility	76,000	90,000
Capital leases	6,825	7,269
Promissory note	3,452	3,667
Vendor financing	311	370

Total long-term obligations, US Unwired	445,890	417,013

IWO Holdings, Inc. Senior notes	138,513	137,023
IWO Holdings, Inc. Senior Bank Credit Facility, in default	213,184	213,184

Total long-term debt, in default, IWO Holdings	351,697	350,207

Less current maturities, including IWO debt in default	362,842	5,018

Long-term obligations, excluding current maturities	$434,745	$762,202

As of December 31, 2003, US Unwired was in compliance with all financial covenants under the US Unwired senior bank credit facility and the US Unwired senior subordinated discount notes. Additionally, management believes that it will be able to comply with such covenants through December 31, 2004.

During 2003, the IWO failed to make $9.5 million in interest payments on the IWO senior bank credit facility and was not in compliance with the restrictive covenants under the IWO senior bank credit facility at December 31, 2003. As a result of the Company’s failure to make scheduled interest payments and the covenant violations, the Company was in default of the IWO senior bank credit facility at December 31, 2003 and the holders of the IWO senior bank credit facility have denied it access to the remaining $25.2 million of availability. As a result, the Company has classified all outstanding indebtedness of both the IWO senior bank credit facility and the IWO senior notes as a current liability.

US Unwired Senior Subordinated Discount Notes – 13 3/8%

In October 1999, US Unwired issued $400 million in aggregate principal amount of 13 3/8% Senior Subordinated Discount Notes due November 1, 2009 (“the US Unwired senior subordinated discount notes”). The US Unwired senior subordinated discount notes were issued at a substantial discount such that the Company received gross proceeds of approximately $209.2 million. The US Unwired senior subordinated discount notes increase in value daily, compounded twice per year, at the rate of 13 3/8% per year until November 1, 2004. On that date, the value of the US Unwired senior subordinated discount notes will be equal to the face amount of the US Unwired senior subordinated discount notes and interest will begin to accrue at the rate of 13 3/8% per year. The Company will be required to pay the accrued interest beginning May 1, 2005, and on each November 1 and May 1 thereafter. The US Unwired senior subordinated discount notes are a general unsecured obligation of the Company, except for the limited security provided by a pledge agreement by the Company’s wholly owned subsidiary, Louisiana Unwired. The US Unwired senior subordinated discount notes rank junior to all existing and future senior debt of the Company and equal in right of payment of any future senior subordinated indebtedness of the Company.

US UNWIRED INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

The US Unwired senior subordinated discount notes are fully, unconditionally, and jointly and severally guaranteed by two of the Company’s wholly owned subsidiaries: Louisiana Unwired and Unwired Telecom. Each of the guarantees is a general unsecured obligation of the guarantor, except for a pledge by Louisiana Unwired of its interest in Texas Unwired and any notes payable to it by Texas Unwired as security for the guarantee. Each of the guarantees ranks equally in right of payment with the guarantor’s future senior subordinated indebtedness and is subordinated in right of payment to all existing and future senior debt of the guarantor. The US Unwired senior subordinated discount notes are not guaranteed by IWO.

US Unwired Senior Bank Credit Facility

The US Unwired senior bank credit facility consists of a $40 million reducing revolving credit facility and $90 million in term loans. Effective October 30, 2003, the Company and the holders of the US Unwired senior bank credit facility executed the Third Amendment to Credit Agreement which provided for a revised set of financial covenants, the reduction of the revolving credit facility from $80 million to $40 million, an immediate $10.0 million partial repayment of the term loans and a 0.5% increase to the interest rate. The $40 million reducing revolving credit facility will be permanently reduced by reductions of $4.0 million to $6.0 million per quarter beginning in September 2005. The US Unwired senior bank credit facility matures in 2008 and allows for up to $2.0 million in letters of credit that reduce the amount available under the reducing revolving credit facility. The term loans are being repaid in quarterly installments that began in June 2003. All loans under the US Unwired senior bank credit facility bear interest at variable rates tied to the federal funds rate or LIBOR and are secured by all of the assets of the Company and its subsidiaries (other than property owned by IWO). Such collateral also secures certain interest rate protection and other hedging agreements permitted by our credit agreement that may be entered into from time to time by the Company. At December 31, 2003, the Company had $38.3 available under the credit facility. Lucent Technologies, Inc, is also a guarantor of a portion of our senior secured credit facility. The proceeds from the US Unwired senior bank credit facility are available for use only by US Unwired and its subsidiaries other than IWO.

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

US UNWIRED INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

IWO Senior Bank Credit Facility

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

Maturities of contractual obligations are as follows assuming acceleration of IWO obligations in 2004:

	Long –Term Debt
	US Unwired	IWO	Total	Capital Lease Obligations	Total
	(In thousands)
2004	$10,679	$373,184	$383,863	$792	$384,655
2005	18,705	—	18,705	792	19,497
2006	15,473	—	15,473	792	16,265
2007	1,059	—	1,059	792	1,851
2008	33,847	—	33,847	792	34,639
Thereafter	400,000	—	400,000	4,903	404,903

	479,763	373,184	852,947	8,863	861,810
Less amounts representing interest	—	—	—	2,038	2,038

Long-term debt and present value of future lease payments	$479,763	$373,184	$852,947	$6,825	$859,772

As a result of IWO’s failure to make scheduled interest payments and the covenant violations, IWO was in default of the IWO senior bank credit facility at December 31, 2003 and the Company has classified all outstanding indebtedness of both the IWO senior bank credit facility and the IWO senior notes as a current liability.

US UNWIRED INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

8. Income Taxes

Income tax expense (benefit) consisted of the following:

	Years ended December 31,
	2003	2002	2001
	(In thousands)
Federal:
Current	—	$(781)	$(1,868)
Deferred	—	—	—

State:
Current	$(531)	—	—
Deferred	—	—	—

	—	—	—

	$(531)	$(781)	$(1,868)

The benefit for 2003 resulted from a reduction to the prior year state tax contingencies resolved in the current year. The benefit for 2002 resulted from a carry back of certain AMT net operating loss carry forwards during 2002 for which a valuation allowance had been provided at December 31, 2002.

Income tax expense differs from the amounts computed by applying applicable U.S. federal income tax rate to loss before income taxes, minority interest and equity in losses of affiliates as a result of the following:

	Years ended December 31,
	2003	2002	2001
	(In thousands)
Computed “expected” tax expense	$(55,471)	$(204,130)	$(34,818)
Equity in loss of affiliates	—	245	966
Refund of AMT taxes	—	(781)	(1,868)
Disqualified interest	1,329	1,169	1,027
Change in valuation allowance	80,641	147,523	32,558
Other, net	81	100	267
State income taxes, net of federal income taxes	(7,839)	(18,245)	—
Prior year return to provision reconciliation	(18,741)	—	—
Change in state tax contingency	(531)	—	—
Goodwill impairment	—	74,900	—

	$(531)	$(781)	$(1,868)

US UNWIRED INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

The tax effects of temporary differences that give rise to the significant components of deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2003	2002
	(In thousands)
Deferred tax assets:
Federal net operating losses	$208,133	$154,208
State net operating losses	10,373	4,535
Interest on Notes	56,607	40,091
Stock compensation	8,379	7,303
Tax credit carry forward	246	131
Allowance for bad debts	2,597	4,273
Intangible assets	12,237	—
Unearned revenues	16,516	17,896
Accrued Rebates	1,102	—
Unrealized loss on sale of securities	266	—
Discontinued Operations	159	—
Other exp	1,895	1,841
Accrued expenses	1,213	1,371

Deferred tax assets	319,723	231,649
Less valuation allowance	256,623	175,983

	63,100	55,666

Deferred tax liabilities:
Fixed assets	63,100	46,803
Intangible Assets	—	8,863

	63,100	55,666

Net deferred tax liability	$—	$—

At December 31, 2003, the Company had available approximately $534.0 million of net operating loss carry forwards for federal income tax purposes. This carry forward, which may provide future tax benefits, begins to expire in 2019. Under the provisions of the Internal Revenue Code, certain substantial changes in the Company’s ownership may limit the amount of federal net operating loss carry forwards that could be used in future years to offset taxable income and taxes payable. The Company also had available approximately $204.6 million of net tax operating loss carry forwards for state income tax purposes which will begin to expire in 2012.

The state net operating loss carryover excludes the carry over available in various states in which IWO files. The net operating loss carryover for these states is dependent upon the income tax apportionment percentage in effect for the year that the net operating loss will be utilized.

In assessing the possibility of realization of deferred tax assets at December 31, 2003, the Company considered whether it was more likely than not that some portion or all of the deferred tax assets would not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon these considerations, the Company provided a valuation allowance to reduce the carrying value of certain of its deferred tax assets

US UNWIRED INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

At April 1, 2002, the valuation allowance on the deferred tax assets was reduced due to the acquisition of IWO and GA PCS. The Company reduced goodwill related to the acquisition of IWO and GA PCS to reflect the reduction in the valuation allowance.

9. Stockholders’ Equity

The Company is authorized by its Articles of Incorporation to issue 800 million shares of common stock, $0.01 par value, and 200 million shares of no par preferred stock, of which 128,831,535 shares of common stock and 0 shares of preferred stock are issued and outstanding at December 31, 2003. The Board of Directors is authorized to fix the dividend rights and terms, conversion and voting rights, redemption rights and other privileges and restrictions applicable to the preferred stock.

Effective April 1, 2002, the Company converted all of its 56.5 million shares of Class B common stock to Class A common stock and changed the name of Class A common stock to “common stock.”

10. Stock Option Plan

During 1999, the Board of Directors amended and modified the 1998 Equity Plan to the US Unwired Inc. 1999 Equity Incentive Plan (the 1999 Equity Plan). As part of this amendment, the maximum aggregate amount of Common Stock with respect to which options or other awards may be granted was increased from 8,528,640 to 12,259,920 shares. As of December 31, 2003, 3,099,259 shares of common stock were available for future grants under the 1999 Equity Plan.

The following summarizes stock option activity and related information:

	Year ended December 31,
	2003		2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(In thousands, except per share amounts)
Outstanding – beginning of year	7,511	$3.69	6,626	$3.69	6,937	$4.54
Granted	1,842	$0.12	1,148	$4.78	452	$6.81
Exercised	—	$—	(43)	$4.98	(409)	$4.30
Forfeited	(644)	$4.73	(220)	$5.38	(354)	$6.35

Outstanding – end of year	8,709	$3.66	7,511	$4.62	6,626	$4.61

Exercisable – end of year	5,541	$4.11	3,931	$4.05	2,312	$3.69

Weighted average fair value of options granted with exercise price:
Equal to market price		$—		$4.78		$—

Less than market price		$—		$—		$—

Greater than market price		$0.12		$—		$6.81

US UNWIRED INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

The following table summarizes information concerning outstanding options at December 31, 2003:

Range of Exercise Price	Weighted Average Remaining Contractual Life	Number of Options Outstanding
$ 0.12	9.2 years	1,717,500
$ 1.13	5.6 years	2,530,258
$ 4.77	8.2 years	750,000
$ 4.98	6.0 years	2,123,089
$ 5.06	7.2 years	19,625
$ 5.12	8.3 years	99,250
$ 6.81	7.3 years	386,750
$ 8.72	5.8 years	200,000
$11.00	5.6 years	882,854

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

In connection with these options, the Company has total deferred stock compensation of $18.3 million, of which $2.4 million, $4.3 million and $4.6 million has been recognized as stock compensation expense for the years ended December 31, 2003, 2002 and 2001, respectively, as the exercise prices of these options were less than the estimated fair value of the Company’s stock at the grant date. The non-cash compensation expense of $0.1 million, $2.2 million and $0.1 million was related to cost of services, general and administrative and sales and marketing, respectively for 2003; $0.1 million, $4.1 million and $0.1 million was related to cost of services, general and administrative and sales and marketing, respectively for 2002; and $0.1 million, $4.3 million and $0.2 million was related to cost of services, general and administrative and sales and marketing, respectively for 2001.

As required by SFAS No. 123, the Company determined the pro forma information as if the Company had accounted for stock options granted under the fair value method of SFAS No. 123. The Black-Scholes option-pricing model was used with the following weighted average assumptions:

	Year ended December 31,
	2003	2002	2001
Risk-free interest rate	3.49%	5.02%	5.93%
Expected dividend yield	0	0	0
Expected volatility	1.43	.82	.72
Weighted average expected life (in years)	7	7	7

11. Commitments and Contingencies

The Company uses Sprint PCS to process all post-pay subscriber billings including monthly recurring charges, airtime and other charges such as interconnect fees. The Company pays various fees to Sprint PCS for new subscribers as well as recurring monthly fees for services performed for existing customers including billing

US UNWIRED INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

and management of customer accounts. Sprint PCS’s billing for these services is based upon an estimate of the actual costs incurred by Sprint PCS to provide such services. At the end of each calendar year, Sprint PCS compares its actual costs to provide such services to remittances by the Company for estimated billings and either refunds overpayments or bills for costs in excess of the payments made. Based upon information as provided by Sprint PCS, the Company believes it has adequately provided for the above-mentioned costs in the accompanying consolidated financial statements. Additionally, Sprint PCS has contracted with national retailers that sell handsets and service to new subscribers in the Company’s markets. Sprint PCS pays these national retailers a new subscriber commission and provides handsets to such retailers below cost. Sprint PCS passes these costs of commissions and the handset subsidies to the Company.

The Company periodically reviews all charges from Sprint PCS and from time to time, the Company may dispute certain of these charges. As of December 31, 2003, the Company had disputed approximately $19.1 million of charges to US Unwired and $9.3 of charges to IWO. Based upon the information provided to the Company by Sprint PCS to date, the Company believes the accompanying consolidated balance sheet adequately reflects its obligation that may be due to Sprint PCS for these charges.

On July 11, 2003, the Company and two of its subsidiaries, Louisiana Unwired, LLC and Texas Unwired (“the Company”), filed suit in the U.S. District Court for the Western District of Louisiana, against Sprint Corporation, Sprint Spectrum, L.P., Wireless, L.P. and Sprintcom, Inc. (collectively, “Sprint”). The suit alleges violations of the Racketeer Influenced and Corrupt Organizations Act, breach of fiduciary duty and fraud arising out of Sprint’s conduct in its dealings with the plaintiff companies. It seeks treble actual damages in unspecified amounts and appointment of a receiver over property and assets controlled by Sprint in Louisiana. On September 25, 2003, the Company filed an amended complaint to include contractual claims. On October 20, 2003, Sprint submitted their Answer, Defenses, and Counterclaim of Defendants seeking dismissal of US Unwired’s First Amended Complaint and filing a counter-claim for approximately $13.3 million related primarily to contractual disputes as discussed above. On October 21, 2003, Sprint filed a Defendants’ Partial Motion for Judgment on the Proceedings seeking partial dismissal of claims filed in the First Amended Complaint. On October 21, 2003, Sprint filed Defendant’s Motion to Strike Plaintiffs’ Jury Demand from the First Amended Complaint. On February 3, 2004, the U.S. District Court denied in all respects Sprint’s motions for judgment on the proceedings, allowed US Unwired to hire an outside accounting company to monitor monies with a receiver as an acceptable option at a later time and agreed with US Unwired’s request for a trial by jury in Louisiana. US Unwired and Sprint have submitted to the District Court an agreed upon schedule to complete the discovery process during 2004 and anticipate a late-2004 trial date. The Company does not believe that a negative outcome of its lawsuit will have a material adverse effect on the Company.

The Company is involved in, various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Employees of the Company participate in a 401(k) retirement plan (the 401(k) plan). Employees are eligible to participate in the 401(k) plan when the employee has completed six months of service. Under the 401(k) plan, participating employees may defer a portion of their pretax earnings up to certain limits prescribed by the Internal Revenue Service. The Company contributes a discretionary match equal to a percentage of the deferred by the employee. The Company’s contributions are fully vested upon the completion of 5 years of service. Contribution expense related to the 401(k) plan were approximately $0.6 million, $0.8 million and $0.5 million for the years ended December 31, 2003, 2002 and 2001, respectively.

US UNWIRED INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

The Company’s PCS licenses and the PCS licenses that the Company operates for Sprint PCS are subject to a requirement that the Company construct network facilities that offer coverage to 25% of the population or have substantial service in each of its Basic Trading Areas (“BTAs”) within five years from the grant of the licenses. As of December 31, 2003, management believes that Sprint PCS has met the requirements necessary for the licenses that the Company operates for Sprint PCS under the Sprint PCS management agreements and that the Company has met the requirements necessary for the licenses that it owns.

The Company is a party to various non-cancelable operating leases for facilities and equipment. Future minimum lease payments due under non-cancelable operating leases with terms in excess of one year are as follows:

	US Unwired	IWO	Total
	(In thousands)
Year ending December 31,
2004	$23,758	$16,209	$39,967
2005	22,191	16,028	38,219
2006	19,954	13,100	33,054
2007	19,049	7,737	26,786
2008	18,539	4,949	23,488
Thereafter	46,875	14,372	61,247

	$150,366	$72,395	$222,761

Rental expense was $34.1 million, $28.0 million and $12.9 million for the years ended December 31, 2003, 2002 and 2001, respectively.

The Company has agreed to guarantee repayment of up to approximately $2.5 million plus all interest and expenses, pursuant to a loan agreement dated May 16, 1997, related to bank financing obtained by Gulf Coast Wireless that matures in 2007.

12. Disclosure About Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, subscriber receivables, accrued interest and other receivables, and accounts payable and accrued expenses approximate fair value because of the short-term nature of these items. The estimated fair value and carrying values of the Company’s senior subordinated discount notes at December 31, 2003 and 2002 was:

	As of December 31,
	2003		2002
	Carrying Value	Fair Value	Carrying Value	Fair Value
US Unwired Inc. senior subordinated discount notes	$359,302	$290,000	$315,707	$14,500
IWO Holdings, Inc. senior notes	138,513	24,800	137,022	25,000

	$497,815	$314,800	$452,729	$39,500

The fair value of these notes is based on the most recently available trading prices. The carrying amount of substantially all of the remainder of the Company’s long-term debt approximates fair value due to the borrowings variable interest rates.

US UNWIRED INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

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

13. Related Party Transactions

The Company contracted with Unibill, Inc. (Unibill), a subsidiary of Cameron Communications LLC (“Cameron”), for a portion of its subscriber billing and programming. The aggregate amounts paid to Cameron for such services during the years ended December 31, 2003, 2002 and 2001 totaled $1.7 million, $1.9 million and $5.5 million, respectively. Additionally, the Company leases office space, equipment and warehouse space from Unibill. The Company paid Unibill $0.3 million during each of the years ended December 31, 2003, 2002 and 2001 to lease these properties.

The Company also purchases long distance services from Cameron pursuant to a verbal agreement and resells the service to the Company’s customers. The aggregate amounts paid to Cameron for such services during the years ended December 31, 2003, 2002 and 2001, totaled $0.3 million, $2.9 million and $6.6 million, respectively. Cameron also provides circuit and interconnect services to the Company and was paid $0.4 million, $0.4 million and $0.4 million for the years ended December 31, 2003, 2002 and 2001, respectively. The Company leases tower space and paid Cameron $0.1 million, $0.1 million and $0.1 million for the years ended December 31, 2003, 2002 and 2001, respectively. The Company also leases time on the Cameron corporate jet at rate of $3.00 per nautical mile and paid Cameron $32,000, $0.2 million and $0.2 million for the years ended December 31, 2003, 2002 and 2001, respectively. In addition, the Company sold a tract of vacant land in 2001 to this related entity for $0.8 million.

During the years ended December 31, 2002 and 2001, the Company paid $1.7 million and $1.7 million, respectively, to a company owned by certain of the Company’s principal stockholders for internet, voice mail services and local telephone service which the Company uses in its business. There was no such amount in 2003. The Company leases office space to this related entity and realized rental income of $0.7 million and $0.4 million for the years ended December 31, 2002 and 2001, respectively. There was no such amount in 2003.

The Company has entered into management agreements with affiliated entities. During the years ended December 31, 2002, and 2001, the Company recorded $0.2 million and $3.1 million respectively, in management fee revenues pursuant to these agreements. There was no such amount in 2003.

14. Selected Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands)
2003 (1)
Revenues	$124,730	$133,680	$139,306	$138,035
Operating loss	(37,887)	(14,570)	(8,237)	(11,405)
Net loss	(57,472)	(35,020)	(31,307)	(33,155)

Basic and diluted loss per share	$(0.45)	$(0.27)	$(0.25)	$(0.25)

US UNWIRED INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands)
2002 (1)
Revenues	$85,565	$137,865	$143,656	$144,478
Operating loss	(21,432)	(33,089)	(35,834)	(429,197)
Net loss	(28,361)	(49,746)	(53,803)	(450,568)

Basic and diluted loss per share	$(0.33)	$(0.39)	$(0.42)	$(3.79)

(1)	On September 15, 2003, the Company executed an agreement for the sale of its cellular operations. The unaudited quarterly financial information reflects the Company’s cellular operations as a discontinued operation in compliance with Statement of Financial Accounting Standards No. 144. The table below summarizes the operating results of the Company’s discontinued operation and must be consolidated with the table above to reconcile to prior SEC filings.

Discontinued operations (unaudited):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands)
2003
Revenues	$4,017	$3,823	$3,626	$3,278
Operating loss	844	850	606	523
Net loss	—	—	—	—

Basic and diluted loss per share	—	—	—	—

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands)
2002
Revenues	$6,505	$6,547	$5,162	$4,302
Operating loss	2,673	2,959	1,640	1,000
Net loss	—	—	—	—

Basic and diluted loss per share	—	—	—	—

15. Condensed Consolidating Financial Information

As discussed in Note 7, the US Unwired senior subordinated discount notes are guaranteed by certain of the Company’s subsidiaries. The following information presents the condensed consolidating balance sheets as of December 31, 2003 and 2002 and the condensed consolidating statements of operations and cash flows for the years ended December 31, 2003, 2002 and 2001 of (a) the “Parent” Company, US Unwired Inc., (b) the “Guarantors”, Unwired Telecom Corporation and Louisiana Unwired, and (c) the “Non-Guarantor”, IWO Holding Inc. and includes eliminating entries and the Company on a consolidated basis.

The separate consolidated financial statements of IWO, including disclosure of condensed consolidating financial information for IWO, are included in IWO’s separate Form 10-K filing.

US UNWIRED INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

Condensed Consolidating Balance Sheet

	As of December 31, 2003
	US Unwired Inc. (Parent)	Unwired Telecom Corporation (Guarantor)	Louisiana Unwired LLC (Guarantor)	Total Guarantors	IWO Holding Corporation (Non- Guarantor)	Consolidating Entries	Consolidated
	(In thousands)
ASSETS:
Current Assets:
Cash and cash equivalents	$60,424	$911	$3,521	$4,432	$32,337	$—	$97,193
Restricted cash and US Treasury securities at amortized cost-held to maturity	—	—	—	—	19,358	—	19,358
Subscriber receivables, net	—	155	18,594	18,749	9,938	—	28,687
Other receivables	52	—	2,425	2,425	148	—	2,625
Inventory	—	—	3,996	3,996	1,619	—	5,615
Prepaid expenses and other assets	1,297	—	7,817	7,817	5,719	—	14,833
Receivables from (payables to) related parties	(147)	(97)	930	833	(39)	—	647
Receivables from officers	85	—	—	—	—	—	85
Current assets related to discontinued operations	—	1,049	—	1,049	—	—	1,049

Total current assets	61,711	2,018	37,283	39,301	69,080	—	170,092
Property and equipment, net	10,210	1,107	234,298	235,405	165,872	31	411,518
Goodwill and other intangible assets, net	—	—	61,848	61,848	25,642	—	87,490
Notes receivable from unconsolidated affiliates	143,234	33,623	—	33,623	179	(175,149)	1,887
Other assets	12,211	—	13,820	13,820	16,540	—	42,571
Non-current assets related to discontinued operations	—	4,770	—	4,770	—	—	4,770

Total assets	$227,366	$41,518	$347,249	$388,767	$277,313	$(175,118)	$718,328

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT):
Current liabilities:
Accounts payable	$745	$340	$23,213	$23,553	$17,079	$—	$41,377
Accrued expenses	6,546	685	31,655	32,340	38,251	—	77,137
Current maturities of long term debt	42,351	64	143,700	143,764	351,697	(174,970)	362,842
Current liabilities related to discontinued operations	—	49	—	49	—	—	49

Total current liabilities	49,642	1,138	198,568	199,706	407,027	(174,970)	481,405
Long term debt, net of current maturities	428,139	247	6,359	6,606	—	—	434,745
Deferred gain	—	—	29,836	29,836	893	—	30,729
Investments in and advance to unconsolidated affiliates	31,095	1,857	130,800	132,657	—	(162,536)	1,216
Stockholders’ equity (deficit):
Common stock	1,288	—	—	—	1	(1)	1,288
Additional paid in capital	656,020	1,947	803,808	805,755	446,449	(1,253,325)	654,899
Retained deficit	(938,808)	36,329	(822,122)	(785,793)	(577,057)	1,415,893	(885,765)
Promissory note	—	—	—	—	—	(179)	(179)
Treasury stock	(10)	—	—	—	—	—	(10)

Total stockholder’s equity (deficit)	(281,510)	38,276	(18,314)	19,962	(130,607)	162,388	(229,767)

Total liabilities and stockholders’ equity (deficit)	$227,366	$41,518	$347,249	$388,767	$277,313	$(175,118)	$718,328

US UNWIRED INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

Condensed Consolidating Balance Sheet

	As of December 31, 2002
	US Unwired Inc. (Parent)	Unwired Telecom Corporation (Guarantor)	Louisiana Unwired LLC (Guarantor)	Total Guarantors	IWO Holding Corporation (Non- Guarantor)	Consolidating Entries	Consolidated
	(In thousands)
ASSETS:
Current Assets:
Cash and cash equivalents	$23,025	$2,605	$1,347	$3,952	$35,008	$—	$61,985
Restricted cash and US Treasury securities at amortized cost-held to maturity	—	—	—	—	33,218	—	33,218
Subscriber receivables, net	—	382	34,481	34,863	11,843	—	46,706
Other receivables	33	—	1,030	1,030	1,597	—	2,660
Inventory	—	—	2,637	2,637	2,579	—	5,216
Prepaid expenses and other assets	1,012	—	9,323	9,323	4,679	—	15,014
Receivables from (payables to) related parties	(1,362)	402	1,307	1,709	320	14	681
Receivables from officers	101	—	—	—	—	—	101
Current assets related to discontinued operations	—	1,184	—	1,184	—	—	1,184

Total current assets	22,809	4,573	50,125	54,698	89,244	14	166,765
Property and equipment, net	11,844	1,958	273,261	275,219	189,878	—	476,941
Restricted cash	—	—	—	—	8,000	—	8,000
Goodwill and other intangible assets, net	—	—	74,736	74,736	55,517	—	130,253
Notes receivable from unconsolidated affiliates	187,600	25,609	—	25,609	174	(211,572)	1,811
Other assets	11,572	—	11,295	11,295	17,612	—	40,479
Non-current assets related to discontinued operations	—	7,181	—	7,181	—	—	7,181

Total assets	$233,825	$39,321	$409,417	$448,738	$360,425	$(211,558)	$831,430

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT):
Current liabilities:
Accounts payable	$1,164	$1,054	$11,089	$12,143	$14,994	$—	$28,301
Accrued expenses	3,803	775	33,726	34,501	29,320	—	67,624
Current maturities of long term debt	28,313	59	188,044	188,103	—	(211,398)	5,018
Current liabilities related to discontinued operations	—	41	—	41	—	—	41

Total current liabilities	33,280	1,929	232,859	234,788	44,314	(211,398)	100,984
Long term debt, net of current maturities	404,860	310	6,825	7,135	350,207	—	762,202
Deferred gain	—	—	33,523	33,523	951	—	34,474
Investments in and advance to unconsolidated affiliates	(88,013)	2,009	35,240	37,249	—	54,665	3,901
Non-current liabilities related to discontinued operations	—	107	—	107	—	—	107
Stockholders’ equity (deficit):
Common stock	1,288	—	—	—	1	(1)	1,288
Additional paid in capital	659,180	1,947	809,067	811,014	446,449	(1,259,184)	657,459
Retained deficit	(776,770)	33,019	(708,097)	(675,078)	(481,497)	1,204,534	(728,811)
Promissory note	—	—	—	—	—	(174)	(174)

Total stockholders’ equity (deficit)	(116,302)	34,966	100,970	135,936	(35,047)	(54,825)	(70,238)

Total liabilities and stockholders’ equity (deficit)	$233,825	$39,321	$409,417	$448,738	$360,425	$(211,558)	$831,430

US UNWIRED INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

Condensed Consolidating Statement of Operations

	Year ended December 31, 2003
	US Unwired Inc. (Parent)	Unwired Telecom Corporation (Guarantor)	Louisiana Unwired LLC (Guarantor)	Total Guarantors	IWO Holding Corp (Non- Guarantor)	Consolidating Entries	Consolidated
	(In thousands)
Revenues	$30,816	$—	$363,717	$363,717	$171,849	$(30,631)	$535,751
Operating expenses	35,912	—	374,366	374,366	227,197	(29,625)	607,850

Operating (loss) income	(5,096)	—	(10,649)	(10,649)	(55,348)	(1,006)	(72,099)
Other income (expense), net	(44,225)	1,418	(7,815)	(6,397)	(40,212)	31	(90,803)
Equity in income (losses) of unconsolidated subsidiaries	(113,248)	392	(95,560)	(95,168)	—	211,327	2,911

Income (loss) before income tax benefit	(162,569)	1,810	(114,024)	(112,214)	(95,560)	210,352	(159,991)
Income tax benefit	(531)	—	—	—	—	—	(531)

(Loss) income from continuing operations	(162,038)	1,810	(114,024)	(112,214)	(95,560)	210,352	(159,460)
Income from discontinued operations	—	1,500	—	1,500	—	1,006	2,506

Net (loss) income	$(162,038)	$3,310	$(114,024)	$(110,714)	$(95,560)	$211,358	$(156,954)

US UNWIRED INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

Condensed Consolidating Statement of Operations

	Year ended December 31, 2002
	US Unwired Inc. (Parent)	Unwired Telecom Corporation (Guarantor)	Louisiana Unwired LLC (Guarantor)	Total Guarantors	IWO Holding Corp (Non- Guarantor)	Consolidating Entries	Consolidated
	(In thousands)
Revenues	$29,428	$—	$385,847	$385,847	$124,896	$(28,607)	$511,564
Operating expenses	38,391	—	439,022	439,022	580,242	(26,539)	1,031,116

Operating (loss) income	(8,963)	—	(53,175)	(53,175)	(455,346)	(2,068)	(519,552)
Other income (expense), net	(37,473)	912	(8,616)	(7,704)	(26,151)	—	(71,328)
Equity in income (losses) of unconsolidated subsidiaries	(544,618)	447	(481,497)	(481,050)	—	1,025,017	(651)

Income (loss) before income tax benefit	(591,054)	1,359	(543,288)	(541,929)	(481,497)	1,022,949	(591,531)
Income tax benefit	(781)	—	—	—	—	—	(781)

(Loss) income from continuing operations	(590,273)	1,359	(543,288)	(541,929)	(481,497)	1,022,949	(590,750)
Income from discontinued operations	—	6,204	—	6,204	—	2,068	8,272

Net (loss) income	$(590,273)	$7,563	$(543,288)	$(535,725)	$(481,497)	$1,025,017	$(582,478)

US UNWIRED INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

Condensed Consolidating Statement of Operations

	Year ended December 31, 2001
	US Unwired Inc. (Parent)	Unwired Telecom Corporation (Guarantor)	Louisiana Unwired LLC (Guarantor)	Total Guarantors	Consolidating Entries	Consolidated
	(In thousands)
Revenues	$29,621	$—	$226,425	$226,425	$(25,826)	$230,220
Operating expenses	42,791	—	293,028	293,028	(22,021)	313,798

Operating (loss) income	(13,170)	—	(66,603)	(66,603)	(3,805)	(83,578)
Other income (expense), net	(26,332)	366	2,491	2,857	—	(23,475)
Equity in income (losses) of unconsolidated affiliates	(64,633)	431	—	431	61,442	(2,760)

(Loss) income before income tax benefit	(104,135)	797	(64,112)	(63,315)	57,637	(109,813)
Income tax benefit	(1,868)	—	—	—	—	(1,868)

(Loss) income from continuing operations	(102,267)	797	(64,112)	(63,315)	57,637	(107,945)
Income from discontinued operations	—	6,529	—	6,529	3,805	10,334

Net (loss) income	$(102,267)	$7,326	$(64,112)	$(56,786)	$61,442	$(97,611)

US UNWIRED INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

Condensed Consolidating Statement of Cash Flows

	Year ended December 31, 2003
	US Unwired Inc. (Parent)	Unwired Telecom Corporation (Guarantor)	Louisiana Unwired LLC (Guarantor)	Total Guarantors	IWO Holding Corp (Non- Guarantor)	Consolidating Entries	Consolidated
	(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$2,376	$5,757	$63,820	$69,577	$(11,250)	$(62)	$60,641

Cash flows from investing activities:
Payments for the purchase of equipment	(378)	(54)	(16,836)	(16,890)	(13,354)	136	(30,486)
Proceeds from the sale of assets	—	350	—	350	74	(74)	350
Proceeds from restricted cash	—	—	—	—	21,859	—	21,859
Investments in unconsolidated affiliates	—	250	—	250	—	—	250
Disbursement of intercompany note	44,366	(7,938)	—	(7,938)	—	(36,428)	—

Net cash provided by (used in) investing activities	43,988	(7,392)	(16,836)	(24,228)	8,579	(36,366)	(8,027)

Cash flows from financing activities:
Proceeds from long-term debt	8,717	—	46,550	46,550	—	(55,267)	—
Proceeds from stock options exercised	—	—	—	—	—	—	—
Proceeds from promissory notes	—	—	—	—	—	—	—
Principal payments of long-term debt	(14,994)	(59)	(91,360)	(91,419)	—	91,695	(14,718)
Debt issuance costs	(2,688)	—	—	—	—	—	(2,688)

Net cash provided by (used in) activities	(8,965)	(59)	(44,810)	(44,869)	—	36,428	(17,406)

Net increase (decrease) in cash and cash equivalents	37,399	(1,694)	2,174	480	(2,671)	—	35,208
Cash and cash equivalents at beginning of period	23,025	2,605	1,347	3,952	35,008	—	61,985

Cash and cash equivalents at end of period	$60,424	$911	$3,521	$4,432	$32,337	$—	$97,193

US UNWIRED INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

Condensed Consolidating Statement of Cash Flows

	Year ended December 31, 2002
	US Unwired Inc. (Parent)	Unwired Telecom Corporation (Guarantor)	Louisiana Unwired LLC (Guarantor)	Total Guarantors	IWO Holding Corp (Non- Guarantor)	Consolidating Entries	Consolidated
	(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$10,315	$17,817	$(21,346)	$(3,529)	$(32,700)	$2,564	$(23,350)

Cash flows from investing activities:
Payments for the purchase of equipment	(2,120)	(1,078)	(65,590)	(66,668)	(53,820)	—	(122,608)
Acquisition of business, net of cash acquired	(61,990)	—	3,032	3,032	(191)	(2,564)	(61,713)
Proceeds from maturities and sales of investments	—	—	—	—	66,967	—	66,967
Proceeds from the sale of assets	303	—	10,016	10,016	—	—	10,319
Proceeds from restricted cash	—	—	—	—	10,449	—	10,449
Investments in unconsolidated affiliates	—	(699)	—	(699)	—	—	(699)
Disbursement of intercompany note	(59,770)	(17,798)	—	(17,798)	—	77,568	—

Net cash provided by (used in) investing activities	(123,577)	(19,575)	(52,542)	(72,117)	23,405	75,004	(97,285)

Cash flows from financing activities:
Proceeds from long-term debt	57,798	—	91,851	91,851	43,184	(109,649)	83,184
Proceeds from stock options exercised	282	—	—	—	—	—	282
Proceeds from promissory notes	—	—	—	—	20	—	20
Principal payments of long-term debt	(215)	(55)	(32,504)	(32,559)	—	32,081	(693)
Debt issuance costs	(762)	—	—	—	—	—	(762)

Net cash provided by (used in) activities	57,103	(55)	59,347	59,292	43,204	(77,568)	82,031

Net increase (decrease) in cash and cash equivalents	(56,159)	(1,813)	(14,541)	(16,354)	33,909	—	(38,604)
Cash and cash equivalents at beginning of period	79,184	4,418	15,888	20,306	1,099	—	100,589

Cash and cash equivalents at end of period	$23,025	$2,605	$1,347	$3,952	$35,008	$—	$61,985

US UNWIRED INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

Condensed Consolidating Statement of Cash Flows

	Year ended December 31, 2001
	US Unwired Inc. (Parent)	Unwired Telecom Corporation (Guarantor)	Louisiana Unwired LLC (Guarantor)	Total Guarantors	Consolidating Entries	Consolidated
	(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$10,686	$1,971	$(35,474)	$(33,503)	$—	$(22,817)

Cash flows from investing activities:
Payments for the purchase of equipment	(7,242)	(3,167)	(96,090)	(99,257)	—	(106,499)
Payments for microwave relocation	—	—	(666)	(666)		(666)
Purchase of marketable securities	(12,544)	—	—	—	—	(12,544)
Sale of marketable securities	137,382	—	39,323	39,323	—	176,705
Proceeds from the sale of assets	791	106	44,133	44,239	—	45,030
Distributions from unconsolidated affiliates	—	636	—	636	—	636
Investments in unconsolidated affiliates	—	(1,902)	—	(1,902)	—	(1,902)
Proceeds from restricted cash	—	5,753	—	5,753	—	5,753
Disbursement of intercompany note	(62,832)	(6,000)	—	(6,000)	68,832	—

Net cash provided by (used in) investing activities	55,555	(4,574)	(13,300)	(17,874)	68,832	106,513

Cash flows from financing activities:
Proceeds from long-term debt	7,840	—	135,527	135,527	(141,545)	1,822
Proceeds from stock options exercised	1,756	—	—	—	—	1,756
Principal payments of long-term debt	(148)	(52)	(74,186)	(74,238)	72,713	(1,673)
Debt issuance costs	(148)	—	—	—	—	(148)

Net cash provided by (used in) financing activities	9,300	(52)	61,341	61,289	(68,832)	1,757

Net increase (decrease) in cash and cash equivalents	75,541	(2,655)	12,567	9,912	—	85,453
Cash and cash equivalents at beginning of period	3,642	7,073	4,421	11,494	—	15,136

Cash and cash equivalents at end of period	$79,183	$4,418	$16,988	$21,406	$—	$100,589

US UNWIRED INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

16. Subsequent Events (Unaudited)

On February 12, 2004, Sprint PCS notified the Company of a settlement related to certain previous amounts charged to the Company. While the settlement will result in a refund of these previous charges by $5.4 million, Sprint PCS is applying $4.3 million of this refund to the disputed amounts discussed in Note 11. The Company will record this settlement is the period in which the amounts are received from Sprint PCS, which is expected to be in the first quarter of 2004.

US UNWIRED INC. AND SUBSIDIARIES

Schedule II—Valuation and Qualifying Accounts

(In thousands)

	Year ended December 31,
	2003	2002	2001
Income tax valuation allowance
Balance at beginning of year	$176,099	$61,534	$29,398
Additions	80,524	114,565	32,136
Reductions	—	—	—

Balance at end of year	$256,623	$176,099	$61,534

Allowance for doubtful accounts
Balance at beginning of year	$6,981	$3,079	$224
Additions	6,673	24,926	4,666
Reductions	(7,236)	(21,024)	(1,811)

Balance at end of year.	$6,418	$6,981	$3,079

Reserve for inventory obsolescence
Balance at beginning of year	$351	$785	$166
Additions	1,050	—	619
Reductions	—	(434)	—

Balance at end of year	$1,401	$351	$785

S-1