Form 10-Q
period 2004-03-31
US UNWIRED INC
filed 2004-05-03
CIK 1024149

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number 000-22003

US UNWIRED INC.

(Exact name of registrant as specified in its charter)

Louisiana	72-1457316
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

901 Lakeshore Drive Lake Charles, LA	70601
(Address of principal executive offices)	(Zip code)

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

There were 128,920,585 shares of common stock, $0.01 par value per share, outstanding at May 1, 2004.

Part I      Financial Information

Item 1.    Financial Statements

US UNWIRED INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2004	December 31, 2003
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$144,328	$97,193
Restricted cash	8,173	19,358
Subscriber receivables, net	34,270	28,687
Other receivables	3,093	2,625
Inventory	4,309	5,615
Prepaid expenses and other assets	17,676	14,833
Receivables from related parties	641	647
Receivables from officers	85	85
Current assets related to discontinued operations	156	1,049

Total current assets	212,731	170,092

Property and equipment, net	388,119	411,518
Goodwill	46,705	46,705
Intangibles, net	31,904	40,785
Notes receivable from unconsolidated affiliates	1,906	1,887
Other assets	33,421	42,571
Non-current assets related to discontinued operations	150	4,770

Total assets	$714,936	$718,328

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$42,902	$41,377
Accrued expenses	81,083	77,137
Current maturities of long term obligations	15,585	11,145
Current maturities of long term obligations in default	352,120	351,697
Current liabilities related to discontinued operations	373	49

Total current liabilities	492,063	481,405

Long term obligations, net of current maturities	428,314	434,745
Long term obligations in default, net of current maturities	—	—
Deferred gain	31,212	30,729
Investments in and advances to unconsolidated affiliates	2,547	1,216

Stockholders’ deficit:
Common stock	1,288	1,288
Additional paid in capital	654,947	654,899
Retained deficit	(895,425)	(885,765)
Promissory note	—	(179)
Treasury stock	(10)	(10)

Total stockholders’ deficit	(239,200)	(229,767)

Total liabilities and stockholders’ deficit	$714,936	$718,328

See accompanying notes to condensed consolidated financial statements

US UNWIRED INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	For the three months ended March 31,
	2004	2003
Revenue:
Subscriber	$101,781	$91,348
Roaming	31,083	26,607
Merchandise sales	8,324	6,186
Other revenue	423	589

Total revenue	141,611	124,730
Expense:
Cost of service	68,762	77,281
Merchandise cost of sales	14,285	9,185
General and administrative	7,927	7,260
Sales and marketing	22,589	25,844
Non-cash stock compensation	45	986
Depreciation and amortization	29,400	29,658
IWO asset abandonment charge	—	12,403

Total operating expense	143,008	162,617

Operating loss	(1,397)	(37,887)
Other income (expense):
Interest expense	(24,520)	(20,690)
Gain on sale of assets	(495)	2

Total other expense	(25,015)	(20,688)

Loss from continuing operations before equity in income of unconsolidated affiliates	(26,412)	(58,575)
Equity in income of unconsolidated affiliates	116	180

Loss from continuing operations	(26,296)	(58,395)

Discontinued operations:
Gain on disposal of discontinued operations	16,183	—

Income from discontinued operations	451	923

	16,634	923

Net loss	$(9,662)	$(57,472)

Basic and diluted loss per share
Continuing operations	$(0.20)	$(0.45)
Discontinued operations	.13	—

	$(0.07)	$(0.45)

Weighted average outstanding common shares	128,845	128,832

See accompanying notes to condensed consolidated financial statements

UNWIRED INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the three months ended March 31,
	2004	2003
Cash flows from operating activities
Net cash provided by operating activities	$12,851	$9,959

Cash flows from investing activities
Proceeds from restricted cash	11,186	11,035
Proceeds from sale of assets	41,565	350
Distribution from unconsolidated affiliates	500	—
Payments for the purchase of equipment	(5,226)	(9,829)

Net cash provided by investing activities	48,025	1,556

Cash flows from financing activities
Principal payments of long-term debt	(13,741)	(172)

Net cash used in financing activities	(13,741)	(172)

Net increase in cash and cash equivalents	47,135	11,343

Cash and cash equivalents at beginning of period	97,193	61,985

Cash and cash equivalents at end of period	$144,328	$73,328

See accompanying notes to condensed consolidated financial statements

US UNWIRED INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

(UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

The condensed consolidated balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The condensed consolidated financial statements contained herein should be read in conjunction with the financial statements and notes included in the Form 10-K for US Unwired Inc. for the year ended December 31, 2003, filed on March 2, 2004 with the Securities and Exchange Commission.

Certain reclassifications have been made to the financial statements for the three-month period ended March 31, 2003 to conform to the presentation of the financial statements for the three-month period ended March 31, 2004.

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities—An Interpretation of Accounting Research Bulletin (ARB) No. 51” (“FIN 46”). This interpretation clarifies how to identify variable interest entities and how a company should assess its interests in a variable interest entity to decide whether to consolidate the entity. FIN 46 applies to variable interest entities created after January 31, 2003, in which a company obtains an interest after that date. Also, FIN 46 applies at the end of the first reporting period after March 15, 2004, to variable interest entities in which a company holds a variable interest that it acquired before February 1, 2003. The adoption of this interpretation did not have a material effect on the Company’s financial position, results of operations or cash flows.

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

The Company provides digital PCS services through its wholly owned subsidiaries: Louisiana Unwired LLC (“Louisiana Unwired”) and IWO Holdings, Inc. (“IWO”). Through January 2004, the Company provided regional cellular service in southwest Louisiana through Unwired Telecom Corporation (“Unwired Telecom”).

In February 2004, the Company consummated the sale of its cellular operations, which included certain cellular towers, for $21.5 million and recognized a gain of $16.2 million that has been recorded as a gain on the disposal of discontinued operations. In March 2004, the Company sold 81 cellular and PCS cell site towers for $9.8 million. Concurrent with the sale, the Company entered into operating leases for a portion of the antenna space on the sold towers from the buyer for an initial term of 10 years, renewable at the option of the Company for two additional ten-year terms at an initial rental of $1.4 million per year, increasing each year by 4% of the previous year’s rental. The Company recorded a deferred gain of approximately $1.8 million that will be recognized ratably over the initial 10-year term of the operating lease. Also during the three-month period ended March 31, 2004, the Company divested of other non-core assets including certain PCS licenses and a minority interest in an unconsolidated affiliate for $10.3 million and recorded a loss of $.5 million. The Company used $11.0 million of the $41.6 million in proceeds to partially repay the US Unwired senior bank credit facility. The accompanying consolidated financial statements reflect the Company’s cellular operations as a discontinued operation.

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

US Unwired Liquidity

As of March 31, 2004, US Unwired had $108.1 million in cash and cash equivalents; availability under the US Unwired senior bank credit facility of $38.3 million; and indebtedness that consisted of $62.4 million related to the US Unwired senior bank credit facility, $371.1 million related to the US Unwired senior subordinated discount notes and $10.4 million in capital leases, promissory notes and vendor financing for a total of $443.9 million. See Note 6 for commitments and contingencies that may affect US Unwired’s liquidity. US Unwired must comply with certain financial covenants of the US Unwired senior bank credit facility and the US Unwired senior subordinated discount notes, and as of March 31, 2004, was in compliance with these financial covenants.

Based on its operating forecasts, the Company believes that US Unwired will be able to comply with the financial covenants of the US Unwired senior bank credit facility and senior subordinated discount notes and have sufficient cash to fund its operations, debt service and capital requirements over the next twelve months. However, US Unwired’s liquidity and ability to comply with these financial covenants is dependent upon a number of factors influencing forecasts of earnings and operating cash flows. These factors include subscriber growth, average monthly revenue per user (“ARPU”), customer turnover or “churn” and cost per gross addition (“CPGA”). These performance metrics are explained in the Management Discussion and Analysis section of this filing.

IWO Liquidity

The Company has been unable to develop a business plan for IWO that provides sufficient cash to fund operations, debt service and capital requirements in 2004. The Company has been in discussions with the IWO creditors to arrive at an acceptable restructuring to preserve liquidity but has been unable to arrive at an acceptable plan. The Company anticipates seeking protection under bankruptcy in 2004.

As of March 31, 2004, IWO had $36.2 million in cash and cash equivalents and $8.2 million in restricted cash set aside for the IWO senior bank credit facility; and indebtedness that consisted of $213.2 million related to the IWO senior bank credit facility and $138.9 million related to the IWO senior notes for a total of $352.1 million. A portion of the original proceeds of the IWO senior notes offering was set aside as restricted cash and used to make the first six scheduled interest payments on the IWO senior notes through January 2004.

In March 2004, IWO failed to make the initial $2.3 million principal payment on the IWO senior bank credit facility and since March 31, 2003, IWO has failed to make $14.2 million in interest payments on the IWO senior bank credit facility. IWO was also not in compliance with its restrictive covenants under the IWO senior bank credit facility at March 31, 2004. As a result of IWO’s failure to make scheduled principal and interest payments and the covenant violations, IWO was in default of the IWO senior bank credit facility at March 31, 2004 and the holders of the senior bank credit facility have denied IWO access to the remaining $25.2 million of availability. As a result, the Company has classified all outstanding indebtedness of both the IWO senior bank credit facility and the IWO senior notes as a current liability.

As a result of liquidity challenges, IWO has made the decision to reduce capital expenditures for network expansion. Included in this reduction are cell sites that IWO is required to construct to meet the build out requirements under the IWO Sprint management agreement. Failure to complete the build out of the IWO service area will place IWO in violation of the IWO Sprint management agreement. As a result, Sprint PCS could declare IWO in default and take action up to and including termination of the IWO Sprint management agreement. At March 31, 2004, IWO’s construction in progress included $5.6 million primarily related to cell sites that IWO plans to complete and management estimates that completion of these cell sites will require approximately $11.1 million in additional costs to complete construction and place these sites in operation. IWO anticipates that only a portion of these sites will be completed in 2004.

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

4.	Details of Certain Balance Sheet Accounts

Major categories of property and equipment consisted of the following:

	March 31, 2004	December 31, 2003
	(In thousands)
Land	$754	$754
Buildings and leasehold improvements	21,839	21,829
Facilities and equipment	574,490	599,430
Furniture, fixtures and vehicles	29,495	9,059
Construction in progress	12,999	14,594

	639,577	645,666
Less accumulated depreciation and amortization	251,458	234,148

	$388,119	$411,518

Intangible assets consisted of the following:

	March 31, 2004	December 31, 2003
	(In thousands)
Sprint affiliation agreement	$35,266	$35,266
Subscriber base	81,824	81,824

	117,090	117,090
Less accumulated amortization	85,186	76,305

Intangible assets, net	$31,904	$40,785

5.	Long-Term Obligations

Long-term debt, including capital lease obligations, consisted of the following:

	March 31, 2004	December 31, 2003
	(In thousands)
US Unwired Inc. senior subordinated discount notes	$371,053	$359,302
US Unwired Inc. senior bank credit facility	62,441	76,000
Capital leases	6,711	6,825
Promissory note	3,398	3,452
Vendor financing	296	311

Total long-term obligations, US Unwired Inc.	443,899	445,890
IWO Holdings, Inc. senior notes	138,936	138,513
IWO Holdings, Inc. senior bank credit facility, in default	213,184	213,184

Total long-term obligations, IWO Holdings, Inc.	352,120	351,697
Less current maturities	367,705	362,842

Long-term obligations, excluding current maturities	$428,314	$434,745

As of March 31, 2004, US Unwired was in compliance with all financial covenants under the US Unwired senior bank credit facility and the US Unwired senior subordinated discount notes.

In March 2004, IWO failed to make the initial $2.3 million principal payment on the IWO senior credit facility and since March 31, 2003, IWO has failed to make $14.2 million in interest payments on the IWO million senior bank credit facility. As a result of the failure to make scheduled principal and interest payments and the covenant violations, IWO was in default of its senior bank credit facility at

March 31, 2004 and the holders of the senior bank credit facility have denied the Company access to the remaining $25.2 million of availability. As a result of this and those issues as discussed in Note 3 above, the Company has classified all outstanding indebtedness of both the IWO senior bank credit facility and the IWO senior notes as a current liability.

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

The US Unwired senior subordinated discount notes are fully, unconditionally, and jointly and severally guaranteed by Louisiana Unwired, the Company’s wholly owned subsidiary. The guaranty is a general unsecured obligation of the guarantor, except for a pledge by LA Unwired of its interest in Texas Unwired and any notes payable to it by Texas Unwired as security for the guarantee. The guaranty ranks equally in right of payment with the guarantor’s future senior subordinated indebtedness and is subordinated in right of payment to all existing and future senior debt of the guarantor. The US Unwired senior subordinated discount notes are not guaranteed by IWO.

US Unwired Senior Bank Credit Facility

The US Unwired senior bank credit facility, as amended in October 2003, consists of $90 million in term loans and a $40 million reducing revolving credit facility. The term loans are being repaid in quarterly installments that began in June 2003, and as a result of these quarterly installments and other payments, the Company has reduced its outstanding term loans to $62.4 million as of March 31, 2004. The $40 million reducing revolving credit facility is subject to certain cash balance requirements and will be permanently reduced by reductions of $4.0 million to $6.0 million per quarter beginning in September 2005. As of March 31, 2004, $38.3 million was available. The US Unwired senior bank credit facility matures in 2008. The US Unwired senior bank credit facility allows for up to $2.0 million in letters of credit and any letters of credit issued by the Company reduce the amount available under the reducing revolving credit facility. All loans under the US Unwired senior bank credit facility bear interest at variable rates tied to the federal funds rate or LIBOR. The US Unwired senior bank credit facility is secured by all of the assets of the Company and its subsidiaries (other than property owned by IWO). Such collateral also secures certain interest rate protection and other hedging agreements permitted by the credit agreement that may be entered into from time to time by the Company. Lucent Technologies, Inc, is also a guarantor of a portion of the senior secured credit facility. The proceeds from the US Unwired senior bank credit facility are available for use only by US Unwired and its subsidiaries other than IWO.

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

A portion of the original proceeds of the IWO senior notes was set aside as restricted cash and used to make the first six scheduled interest payments on the IWO senior notes through January 2004.

IWO Senior Bank Credit Facility

Effective December 2000, Independent Wireless One Corporation, a wholly owned subsidiary of IWO, entered into an amended and restated secured credit facility (“the IWO senior bank credit facility”) under which it may borrow up to $240 million in the aggregate consisting of up to $70 million in revolving loans and $170 million in term loans. The IWO senior bank credit facility matures in 2008. The term loans are due to be repaid in quarterly installments that began in March 2004 and the reducing revolver matures in March 2008. All loans under the senior bank credit facility, effective with the date of the default, bear interest at a rate of 4.25-4.75 percent above the agent bank’s prime rate. The IWO senior bank credit facility is secured by all of the assets of IWO and its subsidiaries. As discussed above, the holders of the IWO senior bank credit facility have denied IWO access to the remaining $25.2 million of availability as a result of IWO’s failure to make scheduled principal and interest payments and the covenant violations. The IWO credit facility is available for use only by IWO and its subsidiaries.

6.	Commitments and Contingencies

The Company uses Sprint PCS to process all post-pay subscriber billings including monthly recurring charges, airtime and other charges such as interconnect fees. The Company pays various fees to Sprint PCS for new subscribers as well as recurring monthly fees for services performed for existing customers including billing and management of customer accounts. Sprint PCS’s billing for these services is based upon an estimate of the actual costs incurred by Sprint PCS to provide such services. At the end of each calendar year, Sprint PCS compares its actual costs to provide such services to remittances by the Company for estimated billings and either refunds overpayments or bills for costs in excess of the payments made. In March 2004, Sprint PCS remitted to the Company approximately $5.5 million for 2003 billings related to these services consisting of $1.1 million in cash and $4.3 million in credits to previously disputed charges. Based upon information as provided by Sprint PCS, the Company believes it has adequately provided for the above-mentioned costs in the accompanying consolidated financial statements. Additionally, Sprint PCS has contracted with national retailers that sell handsets and service to new subscribers in the Company’s markets. Sprint PCS pays these national retailers a new subscriber commission and provides handsets to such retailers below cost. Sprint PCS passes these costs of commissions and the handset subsidies to the Company.

The Company periodically reviews all charges from Sprint PCS and from time to time, the Company may dispute certain of these charges. As of March 31, 2004, the Company had disputed approximately $19.8 million of charges to US Unwired and $10.1 million of charges to IWO. Based upon the information provided to the Company by Sprint PCS to date, the Company believes the accompanying condensed consolidated balance sheet adequately reflects its obligation that may be due to Sprint PCS for these charges.

The Company’s PCS licenses and the PCS licenses that the Company operates for Sprint PCS are subject to a requirement that Sprint PCS construct network facilities that offer coverage to 25% of the population or have substantial service in each of its Basic Trading Areas (“BTAs”) within five years from the grant of the licenses. As of March 31, 2004, management believes that Sprint PCS has met the requirements necessary for the licenses that the Company operates for Sprint PCS under the Sprint

PCS affiliation agreements and that the Company has met the requirements necessary for the licenses that it owns.

On July 11, 2003, the Company and two of its subsidiaries, Louisiana Unwired LLC and Texas Unwired (“the Company”), filed suit in U.S. District Court for the Western District of Louisiana, against Sprint Corporation, Sprint Spectrum, L.P., Wireless, L.P. and Sprintcom, Inc. (collectively, “Sprint”) and on September 25, 2003, the Company filed an amended complaint. The suit alleges violations of the Racketeer Influenced and Corrupt Organizations Act, breach of fiduciary duty, breach of contract, and fraud arising out of Sprint’s conduct in its dealings with the plaintiff companies. It seeks treble actual damages in unspecified amounts and appointment of a receiver or fiscal agent over property and assets controlled by Sprint. On February 5, 2004, the U.S. District Court denied in all respects Sprint’s previously-filed motion for judgment on the pleadings, stated that it was amenable to allowing the Company to hire an outside accounting company or other expert to monitor monies received by Sprint, and agreed with the Company’s position that certain claims are subject to trial by jury in Louisiana. On March 8, 2004, the Company filed its Second Amended Complaint against Sprint to include certain additional factual allegations related to its claims, as requested by the Court’s February 5 Order. On April 8, 2004, Sprint filed its Answer, Defenses, and Counterclaim to the Company’s Second Amended Complaint, which included a claim that the Company owed Sprint approximately $16.3 million related to contractual disputes between the parties. On March 25, 2004, the Company filed Plaintiffs’ Application to Appoint an Outside Accounting Company or Other Expert to Contemporaneously Monitor Monies Paid to Sprint From US Unwired Affiliate Customers. Sprint has filed an objection to the Company’s application. The Company anticipates that the Court will rule on its application in the coming weeks. The Company and Sprint also have submitted to the Court an agreed upon schedule to complete the discovery process during 2004 and the Company anticipates an early 2005 trial date. The Company does not believe that a negative outcome on Sprint’s counterclaim will have a material adverse effect on the Company.

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

Had compensation expense for the Company’s stock option plan been determined in accordance with SFAS No. 123, the Company’s net loss and basic and diluted net loss per share of common stock for the three-month periods ended March 31, 2004 and 2003 would have been:

	Three months ended March 31,
	2004	2003
Net loss:
As reported	$(9,662)	$(57,472)
Add recorded non-cash stock compensation	45	986
Less stock compensation in accordance with SFAS No. 123	(1,813)	(1,871)

Pro forma net loss	$(11,430)	$(58,357)

Basic and diluted loss per share:
As reported	$(0.07)	$(0.45)

Pro forma net loss per share	$(0.09)	$(0.45)

9.	Condensed Consolidating Financial Information

As discussed in Note 5, the US Unwired Senior Subordinated Discount Notes are guaranteed by certain of the Company’s subsidiaries. The following information presents the condensed consolidating balance sheets as of March 31, 2004 and December 31, 2003 and the condensed consolidating statements of operations and cash flows for the three-month periods ended March 31, 2004 and March 31, 2003 of (a) the “Parent” Company, US Unwired Inc., (b) the “Guarantors”, Unwired Telecom Corporation and Louisiana Unwired, and (c) the “Non-Guarantor”, IWO, and includes eliminating entries and the Company on a consolidated basis.

The separate consolidated financial statements of IWO, including disclosure of condensed consolidating financial information for IWO, are included in IWO’s separate Form 10-Q filing.

Condensed Consolidating Balance Sheet

	As of March 31, 2004
	US Unwired Inc. (Parent)	Unwired Telecom Corporation (Guarantor)	Louisiana Unwired LLC (Guarantor)	Total Guarantors	IWO Holding Corporation (Non- Guarantor)	Consolidating Entries	Consolidated
	(In thousands)
ASSETS:
Current Assets:
Cash and cash equivalents	$106,863	$845	$377	$1,222	$36,243	$—	$144,328
Restricted cash	—	—	—	—	8,173	—	8,173
Subscriber receivables, net	—	91	23,278	23,369	10,901	—	34,270
Other receivables	82	—	2,817	2,817	194	—	3,093
Inventory	—	—	3,106	3,106	1,203	—	4,309
Prepaid expenses and other assets	1,868	—	9,484	9,484	6,324	—	17,676
Receivables from (payables to) related parties	(3,793)	137	4,576	4,713	(279)	—	641
Receivables from officers	85	—	—	—	—	—	85
Current assets related to discontinued operations	—	156	—	156	—	—	156

Total current assets	105,105	1,229	43,638	44,867	62,759	—	212,731
Property and equipment, net	9,830	1,107	216,812	217,919	160,339	31	388,119
Goodwill and other intangible assets, net	—	—	60,435	60,435	18,174	—	78,609
Notes receivable from unconsolidated affiliates	110,609	58,742	—	58,742	—	(167,445)	1,906
Other assets	11,706	—	5,973	5,973	15,742	—	33,421
Non-current assets related to discontinued operations	—	150	—	150	—	—	150

Total assets	$237,250	$61,228	$326,858	$388,086	$257,014	$(167,414)	$714,936

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT):
Current liabilities:
Accounts payable	$1,182	$133	$27,980	$28,113	$13,607	$—	$42,902
Accrued expenses	5,217	132	36,165	36,297	39,569	—	81,083
Current maturities of long term debt	71,884	65	111,081	111,146	352,120	(167,445)	367,705
Current liabilities related to discontinued operations	—	373	—	373	—	—	373

Total current liabilities	78,283	703	175,226	175,929	405,296	(167,445)	492,063
Long term debt, net of current maturities	421,844	231	6,239	6,470	—	—	428,314
Deferred gain	—	—	30,461	30,461	751	—	31,212
Investments in and advance to unconsolidated affiliates	46,852	3,188	149,227	152,415	—	(196,720)	2,547
Stockholders’ equity (deficit):
Common stock	1,288	—	—	—	1	(1)	1,288
Additional paid in capital	656,068	1,947	803,808	805,755	446,449	(1,253,325)	654,947
Retained deficit	(967,075)	55,159	(838,103)	(782,944)	(595,483)	1,450,077	(895,425)
Treasury stock	(10)	—	—	—	—	—	(10)

Total stockholders’ equity (deficit)	(309,729)	57,106	(34,295)	22,811	(149,033)	196,751	(239,200)

Total liabilities and stockholders’ equity (deficit)	$237,250	$61,228	$326,858	$388,086	$257,014	$(167,414)	$714,936

Condensed Consolidating Balance Sheet

	As of December 31, 2003
	US Unwired Inc. (Parent)	Unwired Telecom Corporation (Guarantor)	Louisiana Unwired LLC (Guarantor)	Total Guarantors	IWO Holding Corporation (Non- Guarantor)	Consolidating Entries	Consolidated
	(In thousands)
ASSETS:
Current Assets:
Cash and cash equivalents	$60,424	$911	$3,521	$4,432	$32,337	$—	$97,193
Restricted cash	—	—	—	—	19,358	—	19,358
Subscriber receivables, net	—	155	18,594	18,749	9,938	—	28,687
Other receivables	52	—	2,425	2,425	148	—	2,625
Inventory	—	—	3,996	3,996	1,619	—	5,615
Prepaid expenses and other assets	1,297	—	7,817	7,817	5,719	—	14,833
Receivables from (payables to) related parties	(147)	(97)	930	833	(39)	—	647
Receivables from officers	85	—	—	—	—	—	85
Current assets related to discontinued operations	—	1,049	—	1,049	—	—	1,049

Total current assets	61,711	2,018	37,283	39,301	69,080	—	170,092
Property and equipment, net	10,210	1,107	234,298	235,405	165,872	31	411,518
Goodwill and other intangible assets, net	—	—	61,848	61,848	25,642	—	87,490
Notes receivable from unconsolidated affiliates	143,234	33,623	—	33,623	179	(175,149)	1,887
Other assets	12,211	—	13,820	13,820	16,540	—	42,571
Non-current assets related to discontinued operations	—	4,770	—	4,770	—	—	4,770

Total assets	$227,366	$41,518	$347,249	$388,767	$277,313	$(175,118)	$718,328

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT):
Current liabilities:
Accounts payable	$745	$340	$23,213	$23,553	$17,079	$—	$41,377
Accrued expenses	6,546	685	31,655	32,340	38,251	—	77,137
Current maturities of long term debt	42,351	64	143,700	143,764	351,697	(174,970)	362,842
Current liabilities related to discontinued operations	—	49	—	49	—	—	49

Total current liabilities	49,642	1,138	198,568	199,706	407,027	(174,970)	481,405
Long term debt, net of current maturities	428,139	247	6,359	6,606	—	—	434,745
Deferred gain	—	—	29,836	29,836	893	—	30,729
Investments in and advance to unconsolidated affiliates	31,095	1,857	130,800	132,657	—	(162,536)	1,216
Stockholders’ equity (deficit):
Common stock	1,288	—	—	—	1	(1)	1,288
Additional paid in capital	656,020	1,947	803,808	805,755	446,449	(1,253,325)	654,899
Retained deficit	(938,808)	36,329	(822,122)	(785,793)	(577,057)	1,415,893	(885,765)
Promissory note	—	—	—	—	—	(179)	(179)
Treasury stock	(10)	—	—	—	—	—	(10)

Total stockholders’ equity (deficit)	(281,510)	38,276	(18,314)	19,962	(130,607)	162,388	(229,767)

Total liabilities and stockholders’ equity (deficit)	$227,366	$41,518	$347,249	$388,767	$277,313	$(175,118)	$718,328

Condensed Consolidating Statement of Operations

	Three-month period ended March 31, 2004
	US Unwired Inc. (Parent)	Unwired Telecom Corporation (Guarantor)	Louisiana Unwired LLC (Guarantor)	Total Guarantors	IWO Holdings, Inc. (Non- Guarantor)	Consolidating Entries	Consolidated
	(in thousands)
Revenues:
Subscriber	$—	$—	$68,810	$68,810	$32,971	$—	$101,781
Roaming	—	—	22,610	22,610	8,597	(124)	31,083
Merchandise sales	—	—	6,039	6,039	2,285	—	8,324
Other revenue	7,337	—	154	154	84	(7,152)	423

Total revenues	7,337	—	97,613	97,613	43,937	(7,276)	141,611
Expenses:
Cost of service	1,081	—	46,377	46,377	22,452	(1,148)	68,762
Merchandise cost of goods sold	—	—	10,143	10,143	4,142	—	14,285
General and administrative	5,860	—	4,785	4,785	2,954	(5,672)	7,927
Sales and marketing	396	—	15,072	15,072	7,512	(391)	22,589
Non-cash stock compensation	45	—	—	—	—	—	45
Depreciation and amortization	457	—	14,979	14,979	13,964	—	29,400

Total operating expense	7,839	—	91,356	91,356	51,024	(7,211)	143,008

Operating income (loss)	(502)	—	6,257	6,257	(7,087)	(65)	(1,397)
Other income (expense), net	(12,009)	2,145	(3,812)	(1,667)	(11,339)		(25,015)
Equity in income (losses) of unconsolidated subsidiaries	(15,756)	116	(18,426)	(18,310)	—	34,182	116

Net income (loss) from continuing operations	(28,267)	2,261	(15,981)	(13,720)	(18,426)	34,117	(26,296)
Income from discontinued operations, net	—	16,569	—	16,569		65	16,634

Net income (loss)	$(28,267)	$18,830	$(15,981)	$2,849	$(18,426)	$34,182	$(9,662)

Condensed Consolidating Statement of Operations

	Three-month period ended March 31, 2003
	US Unwired Inc. (Parent)	Unwired Telecom Corporation (Guarantor)	Louisiana Unwired LLC (Guarantor)	Total Guarantors	IWO Holdings, Inc. (Non- Guarantor)	Consolidating Entries	Consolidated
	(In thousands)
Revenues:
Subscriber	$—	$—	$61,275	$61,275	$30,073	$—	$91,348
Roaming	—	—	19,676	19,676	7,081	(150)	26,607
Merchandise sales	—	—	4,435	4,435	1,751	—	6,186
Other revenue	6,550	—	286	286	115	(6,362)	589

Total revenues	6,550	—	85,672	85,672	39,020	(6,512)	124,730
Expenses:
Cost of service	663	—	50,770	50,770	26,722	(874)	77,281
Merchandise cost sales	—	—	6,674	6,674	2,511	—	9,185
General and administrative	4,733	—	3,496	3,496	3,360	(4,329)	7,260
Sales and marketing	1,154	—	16,882	16,882	8,906	(1,098)	25,844
Non-cash stock compensation	935	—	51	51	—	—	986
Depreciation and amortization	654	—	15,630	15,630	13,374	—	29,658
IWO asset abandonment charge	—	—	—	—	12,403		12,403

Total operating expense	8,139	—	93,503	93,503	67,276	(6,301)	162,617

Operating income (loss)	(1,589)	—	(7,831)	(7,831)	(28,256)	(211)	(37,887)
Other income (expense), net	(10,149)	325	(1,993)	(1,668)	(8,871)		(20,688)
Equity in income (losses) of unconsolidated subsidiaries	(46,888)	154	(37,127)	(36,973)	—	84,041	180

Net income (loss) from continuing operations	(58,626)	479	(46,951)	(46,472)	(37,127)	83,830	(58,395)
Income from discontinued operations, net	—	712	—	712		211	923

Net income (loss)	$(58,626)	$1,191	$(46,951)	$(45,760)	$(37,127)	$84,041	$(57,472)

Condensed Consolidating Statement of Cash Flows

	Three-month period ended March 31, 2004
	US Unwired Inc. (Parent)	Unwired Telecom Corporation (Guarantor)	Louisiana Unwired LLC (Guarantor)	Total Guarantors	IWO Holding Corp (Non- Guarantor)	Consolidating Entries	Consolidated
	(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(2,120)	$48	$20,756	$20,804	$(5,833)	$—	$12,851

Cash flows from investing activities:
Payments for the purchase of equipment	(95)	—	(3,679)	(3,679)	(1,452)	—	(5,226)
Proceeds from the sale of assets	41,542	—	18	18	5	—	41,565
Proceeds from restricted cash	—	—	—	—	11,186	—	11,186
Distribution from unconsolidated affiliates	—	500	—	500	—	—	500
Disbursement of intercompany note	20,124	(600)	—	(600)	—	(19,524)	—

Net cash provided by (used in) investing activities	61,571	(100)	(3,661)	(3,761)	9,739	(19,524)	48,025

Cash flows from financing activities:
Proceeds from long-term debt	600	—	5,550	5,550	—	(6,150)	—
Principal payments of long-term debt	(13,612)	(14)	(25,789)	(25,803)	—	25,674	(13,741)

Net cash provided by (used in) financing activities	(13,012)	(14)	(20,239)	(20,253)	—	19,524	(13,741)

Net increase (decrease) in cash and cash equivalents	46,439	(66)	(3,144)	(3,210)	3,906	—	47,135
Cash and cash equivalents at beginning of period	60,424	911	3,521	4,432	32,337	—	97,193

Cash and cash equivalents at end of period	$106,863	$845	$377	$1,222	$36,243	$—	$144,328

Condensed Consolidating Statement of Cash Flows

	Three-month period ended March 31, 2003
	US Unwired Inc. (Parent)	Unwired Telecom Corporation (Guarantor)	Louisiana Unwired LLC (Guarantor)	Total Guarantors	IWO Holding Corp (Non- Guarantor)	Consolidating Entries	Consolidated
	(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(1,395)	$1,077	$25,669	$26,746	$(15,392)	$—	$9,959

Cash flows from investing activities:
Payments for the purchase of equipment	(52)	(31)	(5,167)	(5,198)	(4,579)	—	(9,829)
Proceeds from maturities and sales of investments	—	—	—	—	—	—	—
Proceeds from the sale of assets	—	350	—	350	—	—	350
Proceeds from restricted cash	—	—	—	—	11,035	—	11,035
Investments in unconsolidated affiliates	—	—	—	—	—	—	—
Disbursement of intercompany note	19,254	(3,565)	—	(3,565)	—	(15,689)	—

Net cash provided by (used in) investing activities	19,202	(3,246)	(5,167)	(8,413)	6,456	(15,689)	1,556

Cash flows from financing activities:
Proceeds from long-term debt	4,345	—	12,000	12,000	—	(16,345)	—
Proceeds from stock options exercised	—	—	—	—	—	—	—
Proceeds from promissory notes	—	—	—	—	—	—	—
Principal payments of long-term debt	(833)	(10)	(31,363)	(31,373)	—	32,034	(172)
Debt issuance costs	—	—	—	—	—	—	—

Net cash provided by (used in) financing activities	3,512	(10)	(19,363)	(19,373)	—	15,689	(172)

Net increase (decrease) in cash and cash equivalents	21,319	(2,179)	1,139	(1,040)	(8,936)	—	11,343
Cash and cash equivalents at beginning of period	23,025	2,605	1,347	3,952	35,008	—	61,985

Cash and cash equivalents at end of period	$44,344	$426	$2,486	$2,912	$26,072	$—	$73,328

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

You should not rely too heavily on any forward-looking statement. We cannot assure you that our forward-looking statements will prove to be correct. We have no obligation to update or revise publicly any forward-looking statement based on new information, future events or otherwise. This discussion should be read in conjunction with our financial statements included in this report and with the financial statements, Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations that are included in the Form 10-K for US Unwired Inc. for the year ended December 31, 2003, filed on March 2, 2004 with the Securities and Exchange Commission (“SEC”) and with the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K for IWO Holdings, Inc. for the year ended December 31, 2003, filed on March 2, 2004 with the SEC.

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

US Unwired Liquidity

As of March 31, 2004, US Unwired had $108.1 million in cash and cash equivalents; availability under the US Unwired senior bank credit facility of $38.3 million; and indebtedness that consisted of $62.4 million related to the US Unwired senior bank credit facility, $371.1 million related to the US Unwired senior subordinated discount notes and $10.4 million in capital leases, promissory notes and vendor financing for a total of $443.9 million. See Note 6 for commitments and contingencies that may affect US Unwired’s liquidity. US Unwired must comply with certain financial covenants of the US Unwired senior bank credit facility and the US Unwired senior subordinated discount notes, and as of March 31, 2004, was in compliance with these financial covenants.

In February 2004, we consummated the sale of our cellular operations, which included certain cellular towers, for $21.5 million and recognized a gain of $16.2 million that has been recorded as a gain on the disposal of discontinued operations. In March 2004, we sold 81 cellular and PCS cell site towers for $9.8 million. Concurrent with the sale, we entered into operating leases for a portion of the antenna space on the sold towers from the buyer for an initial term of 10 years, renewable at the option of the Company for two additional ten-year terms at an initial rental of $1.4 million per year, increasing each year by 4% of the previous year’s rental. We recorded a deferred gain of approximately $1.8 million that will be recognized ratably over the initial 10-year term of the operating lease. Also during the three-month period ended March 31, 2004, we divested of other non-core assets including certain PCS licenses and a minority interest in an unconsolidated affiliate for $10.3 million and recorded a loss of $.5 million. We used $11.0 million of the $41.6 million in proceeds to partially repay the US Unwired senior bank credit facility. The accompanying consolidated financial statements reflect our cellular operations as a discontinued operation.

IWO Liquidity

We have been unable to develop a business plan for IWO that provides sufficient cash to fund operations, debt service and capital requirements in 2004. We have been in discussions with the IWO creditors to arrive at an acceptable restructuring to preserve liquidity but have been unable to arrive at an acceptable plan. We anticipate seeking protection under bankruptcy in 2004.

As of March 31, 2004, IWO had $36.2 million in cash and cash equivalents and $8.2 million in restricted cash set aside for the IWO senior bank credit facility; and indebtedness that consisted of $213.2 million related to the IWO senior bank credit facility and $138.9 million related to the IWO senior notes for a total of $352.1 million. A portion of the original proceeds of the IWO senior notes offering was set aside as restricted cash and used to make the first six scheduled interest payments on the IWO senior notes through January 2004.

In March 2004, IWO failed to make the initial $2.3 million principal payment on the IWO senior credit facility and since March 2003, has failed to make $14.2 million in interest payments on the IWO senior bank credit facility. IWO was not in compliance with its restrictive covenants under the IWO senior bank credit facility at March 31, 2004. As a result of IWO’s failure to make scheduled principal and interest payments and the covenant violations, IWO was in default of the IWO senior bank credit facility at March 31, 2004 and the holders of the senior bank credit facility have denied IWO access to the remaining $25.2 million of availability. As a result, we have classified all outstanding indebtedness of both the IWO senior bank credit facility and the IWO senior notes as a current liability.

As a result of liquidity challenges, IWO has made the decision to reduce capital expenditures for network expansion. Included are cell sites that IWO is required to construct to meet the build out requirements under the IWO Sprint management agreement. Failure to complete the build out will place IWO in violation of the IWO Sprint management agreement. As a result, Sprint PCS could declare IWO in default and take action up to and including termination of the IWO Sprint management agreement. At March 31, 2004, IWO’s construction in progress included $5.6 million primarily related to cell sites that IWO plans to complete and management estimates that completion of these cell sites will require approximately $11.1 million in additional costs to complete construction and place these sites in operation. IWO anticipates that only a portion of these sites will be completed in 2004.

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

Considering IWO’s default of the IWO loan agreements and its liquidity as discussed above, there is substantial doubt about IWO’s ability to continue as a going concern and our ability to sustain IWO operations through the end of 2004.

Cash Flows

Net cash provided by operating activities during the three-month period ended March 31, 2004 was $12.9 million. Net cash provided by investing activities during the three-month period ended March 31, 2004, was $48.0 million and included $11.2 million in proceeds of restricted cash that was set aside for repayment of the IWO senior notes, $41.6 million in proceeds from the sale of assets as discussed above and $500,000 in distributions from unconsolidated affiliates offset by $5.2 million for capital expenditures. Cash used in financing activities during the three-month period ended March 31, 2004 was $13.7 million and represented principal repayment of long-term debt, primarily our US Unwired senior bank credit facility.

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

	Three-month period ended March 31,
	2004	2003
Subscribers
Gross Additions	101,702	93,118
Net Additions	37,787	25,623
Total Customers	651,347	584,190
Churn	3.1%	3.7%

Reseller subscribers	116,786	22,812

Average Revenue Per User, Monthly
Including Roaming	$70.03	$68.81
Without Roaming	$53.64	$53.29

Cost per Gross Add	$281	$309

Average Monthly MOUs Per Subscriber
Home	583	516
Roaming Off Our Network	213	158

System MOUs (Millions)
Subscriber	1,106	885
Roaming	570	352

Licensed POPs (Millions)	17.6	17.6
Covered POPs (Millions)	12.8	12.7
Towers (Owned and Leased)	1,894	1,831

Subscribers

We refer to our customers as “subscribers”. Gross additions refer to the total number of new subscribers added during the period. Net subscribers refer to the total number of new subscriber additions during the period reduced by any subscribers that have cancelled or terminated their service with us during this same period.

The number of gross and net additions increased for the three-month period ended March 31, 2004 as compared to the three month period ended March 31, 2003 primarily as a result of our continuing marketing efforts to target subscribers in good credit standing and efforts to redirect customers with challenged credit standing to our pre-pay or pay as you go service.

Churn

Churn is the monthly rate of customer turnover expressed as a percentage of our overall average customers for the reporting period. Customer turnover includes both customers that elected voluntarily to not continue using our service and customers that were involuntarily terminated from using our service because of non-payment. Churn is calculated by dividing the sum of (i) the number of customers that discontinue service; (ii) less those customers discontinuing their service within 30 days of their original activation date; (iii) adding back those customers that reactivate their service, by our overall average customers for the reporting period; and, (iv) dividing by the number of months in the period. The decrease in churn for the three-month period ended March 31, 2004 as compared to the three-month period ended March 31, 2003 was primarily as a result of the our efforts to attract and retain subscribers in good credit standing.

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

Effective January 1, 2004, Sprint PCS reduced the reciprocal travel rate to $0.041 per minute in 2004 from $0.058per minute in 2003. For the three-month period ended March 31, 2004, the reduction in the travel rate has resulted in a $8.3 million decrease to our revenues, a $7.7 million decrease to our expenses and a reduction to our cash flow of $.6 million.

Average Revenue per User

Average revenue per user (“ARPU”) is the average monthly service revenue per subscriber and is calculated by dividing total subscriber revenue for the period by the average number of subscribers during the period. We present ARPU excluding and including roaming revenue. The increase in ARPU including roaming for the three-month period ended March 31, 2004 as compared to the three-month period ended March 31, 2003 was primarily as a result of an increase in data usage by our subscribers and a volume increase in voice and data roaming by Sprint and reseller subscribers using our network that was partially offset by a decrease in revenues related to minutes over plan and a decrease in the reciprocal travel rate as discussed above. The increase in ARPU excluding roaming for the three-month period ended March 31,

2004 compared to the three-month period ended March 31, 2003 was primarily related to an increase in data usage offset by a decrease in revenues related to minutes over plan.

Reseller Subscribers

We participate in a reseller program in our service area through Sprint PCS as part of the partnership between Sprint PCS and Virgin Mobile USA, LLC (“Virgin”). The agreement allows Virgin to sell prepaid wireless services and pay us for use of our network on a per minute basis. The number of reseller subscribers increased for the three-month period ended March 31, 2004 as compared to the three-month period ended March 31, 2003 primarily as a result of higher market penetration.

Cost per Gross Addition

Cost per gross addition (“CPGA”) summarizes the average cost to acquire new customers during the reporting period. CPGA is computed by adding selling and marketing expenses and cost of equipment and reducing the amount by the revenue from handset and accessory sales. The net amount is divided by the number of total new subscribers added for the period. The decrease in CPGA for the three-month period ended March 31, 2004 as compared to the three-month period ended March 31, 2003 was primarily as a result of an overall decrease in selling and marketing expenses as explained below.

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

Three-Month Period Ended March 31, 2004 Compared to the Three-Month Period Ended March 31, 2003

Revenues

	Three-month period ended March 31,
	2004	2003
	(In thousands)
Subscriber revenues	$101,781	$91,348
Roaming revenues	31,083	26,607
Merchandise sales	8,324	6,186
Other revenues	423	589

Total revenues	$141,611	$124,730

Subscriber revenues

Total subscriber revenues were $101.8 million for the three-month period ended March 31, 2004 as compared to $91.3 million for the three-month period ended March 31, 2003, representing an increase of $10.5 million and was primarily as a result of an increase in subscribers as discussed in Subscriber Additions above.

Roaming revenues

Roaming revenues were $31.1 million for the three-month period ended March 31, 2004 as compared to $26.6 million for the three-month period ended March 31, 2003, representing an increase of $4.5 million and was primarily as a result of an increase of $9.3 million related to a higher volume of PCS subscribers traveling though our service area, an increase of $1.9 million related to data travel and an increase of $1.5 million related to other network usage including resellers offset by a decrease of $8.3 million related to our decrease in the reciprocal roaming rate as discussed in Subscriber and Roaming Revenue above. We provided service in 68 PCS markets at March 31, 2004 and March 31, 2003. We continue to add cell sites in locations that we believe will enhance service and increase roaming revenue.

Merchandise sales

Merchandise sales were $8.3 million for the three-month period ended March 31, 2004 as compared to $6.2 million for the three-month period ended March 31, 2003, representing an increase of $2.1 million. The increase is primarily as a result of an increase in sales to new subscribers, no longer discounting handset sales to local agents and our July 1, 2003 adoption of EITF 00-21 as discussed in Note 1 above. The cost of handsets typically exceeds the amount received from our subscribers because we subsidize the price of handsets to remain competitive in the marketplace.

Operating Expenses

	Three-month period ended March 31,
	2004	2003
	(In thousands)
Cost of service	$68,762	$77,281
Merchandise cost of sales	14,285	9,185
General & administrative	7,927	7,260
Sales & marketing	22,589	25,844
Non-cash stock compensation	45	986
Depreciation & amortization	29,400	29,658
IWO asset abandonment charge	—	12,403

Total operating expenses	$143,008	$162,617

Cost of service

Cost of service was $68.8 million for the three-month period ended March 31, 2004 as compared to $77.3 million for the three-month period ended March 31, 2003, representing a decrease of $8.5 million. Decreases primarily related to a $4.5 million reduction in bad debt expense that included a $1.3 million Sprint PCS settlement related to accounts previously written off, a $5.5 million true-up of 2003 Sprint PCS service bureau fees, an overall reduction in certain Sprint PCS service bureau fees of $.8 million and $.9 million related to circuit and usage rate reductions. This was offset by increases primarily related to $1.3 million in higher data travel volume, $1.3 million in our Sprint PCS franchise fee as a result of our increased revenues and a $.6 million Sprint PCS settlement for certain feature expenses.

Merchandise cost of sales

Merchandise cost of sales was $14.3 million for the three-month period ended March 31, 2004 as compared to $9.2 million for the three-month period ended March 31, 2003, representing an increase of $5.1 million that was primarily as a result of the increase in sales to new subscribers and our adoption of EITF 00-21 as discussed above. The cost of handsets typically exceeds the amount received from our subscribers because we subsidize the price of handsets to remain competitive in the marketplace.

General and administrative expenses

General and administrative expenses were $7.9 million for the three-month period ended March 31, 2004 as compared to $7.3 million for the three-month period ended March 31, 2003, representing an increase of $.6 million that was primarily as a result of a $.5 million increase in outside legal fees related to our Sprint PCS lawsuit and IWO related restructuring expense.

Sales and marketing expenses

Sales and marketing expenses were $22.6 million for the three-month period ended March 31, 2004 as compared to $25.8 million for the three-month period ended March 31, 2003, representing a decrease of $3.2 million that primarily as a result of a decrease in advertising of $2.2 million and a decrease in wages, taxes and benefits of $2.0 million related to store closings and other initiatives offset by an increase in independent agent commissions related to new customer additions of $1.0 million.

Non-cash stock compensation

Non-cash compensation was $45,000 for the three-month period ended March 31, 2004 as compared to $1.0 million for the three-month period ended March 31, 2003, representing a decrease of approximately $950,000. The non-cash stock compensation consists of compensation expense related to the granting of certain stock options for the Company’s stock in July 1999 and January 2000 with exercise prices less than the market value of the Company’s stock at the date of the grant and the impact of the stock options granted in connection with the IWO acquisition. The non-cash stock compensation expense is generally being amortized over a four-year period representing the vesting periods of the options.

Depreciation and amortization expense

Depreciation and amortization expense was comparable at $29.4 million for the three-months period ended March 31, 2004 million as compared to $29.7 million for the three-month period ended March 31, 2003.

Asset Abandonment Charge

In the three-month period ended March 31, 2003, we recorded a $12.4 million write off of IWO construction in progress and related lease expense due to abandoned cell site construction at IWO.

Other Income/(Expense)

	Three-month period ended March 31,
	2004	2003
	( In thousands)
Interest expense	$(24,836)	$(21,313)
Interest income	316	623
(Loss) gain on sale of assets	(495)	2

Total other expense	$(25,015)	$(20,688)

Interest expense was $24.8 million for the three-month period ended March 31, 2004 as compared to $21.3 million for the three-month period ended March 31, 2003, representing an increase of $3.5 million and is primarily the result of interest expense related to our IWO senior bank credit facility. All loans under the IWO senior bank credit facility, effective with the date of the default as discussed in Note 5 above, bear interest at a rate of 4.25-4.75 percent above the agent bank’s prime rate.

Interest income was $.3 million for the three-month period ended March 31, 2004 as compared to $.6 million for the three-month period ended March 31, 2003, representing a decrease of $.3 million. The decrease was primarily as a result of less cash and cash equivalents available for investment.

Loss on sale of assets

As discussed above, during the three-month period ended March 31, 2004, we sold various non-core assets including PCS licenses, towers, a minority interest in an unconsolidated affiliate and vehicles for approximately $19.9 million and recognized a $.5 million loss on these transactions in the current period and, as discussed above, a deferred gain of $1.8 million.

Discontinued operations

Our discontinued operations reflect the operating results of our cellular properties. As discussed above, during the three-month period ended March 31, 2004, we sold our cellular operations including cell site towers and cellular licenses for approximately $21.5 million and recognized a $16.2 gain.

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

As of March 31, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2004. There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

On July 11, 2003, the Company and two of its subsidiaries, Louisiana Unwired LLC and Texas Unwired (“the Company”), filed suit in U.S. District Court for the Western District of Louisiana, against Sprint Corporation, Sprint Spectrum, L.P., Wireless, L.P. and Sprintcom, Inc. (collectively, “Sprint”) and on

September 25, 2003, the Company filed an amended complaint. The suit alleges violations of the Racketeer Influenced and Corrupt Organizations Act, breach of fiduciary duty, breach of contract, and fraud arising out of Sprint’s conduct in its dealings with the plaintiff companies. It seeks treble actual damages in unspecified amounts and appointment of a receiver or fiscal agent over property and assets controlled by Sprint. On February 5, 2004, the U.S. District Court denied in all respects Sprint’s previously-filed motion for judgment on the pleadings, stated that it was amenable to allowing the Company to hire an outside accounting company or other expert to monitor monies received by Sprint, and agreed with the Company’s position that certain claims are subject to trial by jury in Louisiana. On March 8, 2004, the Company filed its Second Amended Complaint against Sprint to include certain additional factual allegations related to its claims, as requested by the Court’s February 5 Order. On April 8, 2004, Sprint filed its Answer, Defenses, and Counterclaim to the Company’s Second Amended Complaint, which included a claim that the Company owed Sprint approximately $16.3 million related to contractual disputes between the parties. On March 25, 2004, the Company filed Plaintiffs’ Application to Appoint an Outside Accounting Company or Other Expert to Contemporaneously Monitor Monies Paid to Sprint From US Unwired Affiliate Customers. Sprint has filed an objection to the Company’s application. The Company anticipates that the Court will rule on its application in the coming weeks. The Company and Sprint also have submitted to the Court an agreed upon schedule to complete the discovery process during 2004 and the Company anticipates an early 2005 trial date. The Company does not believe that a negative outcome on Sprint’s counterclaim will have a material adverse effect on the Company.

Item 3.	Defaults Upon Senior Securities

In March 2004, Independent Wireless One Corporation, a wholly owned subsidiary of IWO, failed to make the initial $2.3 million principal payment and since March 31, 2003 has failed to make $14.2 million in interest payments on its amended and restated secured credit facility (“the IWO senior bank credit facility”) under which it may borrow up to $240 million in the aggregate consisting of up to $70 million in revolving loans and $170 million in term loans and was not in compliance with its restrictive covenants. As a result of the failure to make scheduled principal and interest payments and the covenant violations, the Company was in default of the IWO senior bank credit facility at March 31, 2004.

Item 6.	Exhibits and Reports on Form 8-K

a. Exhibits

(a) The following exhibits are filed as part of this report:

(3)(i)	Third Restated Articles of Incorporation of US Unwired Inc. (Incorporated by reference to Exhibit 3.1 of Form 10-Q filed by the Registrant on May 9, 2002)

3(ii)	By-laws of US Unwired Inc. as Amended on April 29, 2003 (Incorporated by reference to Exhibit 4.i.a filed with the registrant’s Quarterly Report on Form 10-Q filed by the Registrant on November13, 2002)

(4)(i)(a)	Amended and Restated Agreement Credit Agreement dated March 8, 2002 between US Unwired Inc. and lenders. (Incorporated by reference to Exhibit 4.1 of Form 8-K filed by the Registrant on March 21, 2002)

(4)(i)(b)	Waiver and Amendment dated May 1, 2002 to the Amended and Restated Agreement Credit Agreement dated March 8, 2002 between US Unwired Inc. and lenders. (Incorporated by reference to Exhibit 4.i.b. of Form 10-Q filed by the Registrant on August 14, 2002)

(4)(i)(c)	Second Agreement Regarding Amendments to Loan Documents dated June 6, 2002 between US Unwired Inc. and lenders. (Incorporated by reference to Exhibit 4.i.c. of Form 10-Q filed by the Registrant on May 9, 2002)

(4)(i)(d)	Third Amendment to Credit Agreement dated October 30, 2003 between US Unwired, Inc. and lenders. (Incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Registrant on October 31, 2003)

(4)(i)(e)	Supplemental Indenture dated as of March 11, 2002, among Georgia PCS Management, LLC and Georgia PCS Leasing, LLC, both Georgia limited liability companies and subsidiaries of US Unwired Inc., the other Guarantors and State Street Bank and Trust Company, as trustee under the indenture. (Incorporated by reference to Exhibit 4.i.d. of Form 10-Q filed by the Registrant on August 14, 2002)

(4)(i)(f)	Registration Rights Agreement, dated April 1, 2002, by and among Issuer, Northeast Unwired Inc. and IWO Holdings Inc. for certain registration rights of US Unwired common stock (Incorporated by reference to Exhibit 4.i.e. of Form 10-Q filed by the Registrant on August 14, 2002)

(31.1)	Certification by President and Chief Executive Officer

(31.2)	Certification by Chief Financial Officer

(32.1)	Certification by President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

————————————-

Registrant agrees to furnish to the Commission on request copies of any instrument defining the rights of holders of long-term debt the total amount of which does not exceed 10% of the total consolidated assets of the registrant and which is otherwise not filed as an exhibit.

b. Reports on Form 8-K

On February 9, 2004, we filed a Current Report on Form 8-K containing an Opinion and Order of the US District Court for the State of Louisiana (“US District Court”) dated February 3, 2004 and a press release announcing that the US District Court had “denied in all respects” Sprint Corporation’s request to dismiss US Unwired’ lawsuit.

On March 2, 2004, we filed a Current Report on Form 8-K containing a press release announcing the Company’s earnings for the fiscal quarter and year ended December 31, 2003.

On March 3, 2004, we filed a Current Report on Form 8-K containing a transcript of our March 3, 2004 conference call discussing the Company’s earnings for the fiscal quarter and year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

May 3, 2004		US UNWIRED INC.

	By:	/s/ Jerry E. Vaughn
Jerry E. Vaughn Chief Financial Officer