Form 10-Q
period 2004-06-30
US UNWIRED INC
filed 2004-07-28
CIK 1024149

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

There were 163,608,162 shares of common stock, $0.01 par value per share, outstanding at July 22, 2004.

Part I Financial Information

Item 1.	Financial Statements

US UNWIRED INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2004	December 31, 2003
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$196,884	$97,193
Restricted cash	8,198	19,358
Subscriber receivables, net	36,768	28,687
Other receivables	2,044	2,625
Inventory	4,320	5,615
Prepaid expenses and other assets	16,902	14,833
Receivables from related parties	645	647
Receivables from officers	86	85
Current assets related to discontinued operations	272	1,049

Total current assets	266,119	170,092
Property and equipment, net	377,901	411,518
Goodwill	46,705	46,705
Intangibles, net	31,411	40,785
Notes receivable from unconsolidated affiliates	1,925	1,887
Other assets	37,606	42,571
Non-current assets related to discontinued operations	—	4,770

Total assets	$761,667	$718,328

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$51,361	$41,377
Accrued expenses	91,492	77,137
Current maturities of long term obligations	478	11,145
Current maturities of long term obligations in default	352,541	351,697
Current liabilities related to discontinued operations	734	49

Total current liabilities	496,606	481,405
Long term obligations, net of current maturities	449,998	434,745
Long term obligations in default, net of current maturities	—	—
Deferred gain	30,188	30,729
Investments in and advances to unconsolidated affiliates	2,572	1,216
Stockholders’ deficit:
Common stock	1,635	1,288
Additional paid in capital	751,142	654,899
Retained deficit	(970,464)	(885,765)
Promissory note	—	(179)
Treasury stock	(10)	(10)

Total stockholders’ deficit	(217,697)	(229,767)

Total liabilities and stockholders’ deficit	$761,667	$718,328

See accompanying notes to condensed consolidated financial statements

US UNWIRED INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
Revenue:
Subscriber	$107,357	$96,396	$209,138	$187,744
Roaming	33,174	31,735	64,257	58,342
Merchandise sales	6,946	4,885	15,270	11,071
Other revenue	415	664	838	1,252

Total revenue	147,892	133,680	289,503	258,409
Expense:
Cost of service	78,345	76,045	147,107	153,326
Merchandise cost of sales	15,061	8,654	29,346	17,839
General and administrative	7,720	12,438	15,647	19,698
Sales and marketing	22,794	20,642	45,383	46,486
Non-cash stock compensation	44	987	89	1,973
Depreciation and amortization	21,231	29,484	50,631	59,142
IWO asset abandonment charge	—	—	—	12,403

Total operating expense	145,195	148,250	288,203	310,867

Operating income (loss)	2,697	(14,570)	1,300	(52,458)
Other income (expense):
Interest expense	(23,000)	(21,249)	(47,520)	(41,939)
Gain (loss) on sale of assets	(160)	5	(655)	7
Loss on debt extinguishment	(54,493)	—	(54,493)	—

Total other expense	(77,653)	(21,244)	(102,668)	(41,932)
Loss from continuing operations before equity in income (losses) of unconsolidated affiliates	(74,956)	(35,814)	(101,368)	(94,390)
Equity in income (losses) of unconsolidated affiliates	138	(46)	254	134

Loss from continuing operations	(74,818)	(35,860)	(101,114)	(94,256)
Discontinued operations:
Gain (loss) on disposal of discontinued operations	(52)	—	16,131	—
Income (loss) from discontinued operations	(167)	840	284	1,764

	(219)	840	16,415	1,764

Net loss	$(75,037)	$(35,020)	$(84,699)	$(92,492)

Basic and diluted loss per share
Continuing operations	$(0.53)	$(0.28)	$(0.75)	$(0.73)
Discontinued operations	—	0.01	0.12	0.01

	$(0.53)	$(0.27)	$(0.63)	$(0.72)

Weighted average outstanding common shares	140,981	128,832	134,953	128,832

See accompanying notes to condensed consolidated financial statements

UNWIRED INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the six months ended June 30,
	2004	2003
Cash flows from operating activities
Net cash provided by operating activities	$42,000	$21,051
Cash flows from investing activities
Proceeds from restricted cash	11,160	10,871
Proceeds from sale of assets	43,160	350
Distribution from unconsolidated affiliates	500	250
Payments for the purchase of equipment	(15,790)	(18,205)

Net cash provided by (used in) investing activities	39,030	(6,734)
Cash flows from financing activities
Proceeds from long-term debt	358,416	—
Proceeds from exercised options	194	—
Principal payments of long-term debt	(327,441)	(1,689)
Debt issuance cost	(12,508)	—

Net cash provided by (used in) financing activities	18,661	(1,689)

Net increase in cash and cash equivalents	99,691	12,628
Cash and cash equivalents at beginning of period	97,193	61,985

Cash and cash equivalents at end of period	$196,884	$74,613

See accompanying notes to condensed consolidated financial statements

US UNWIRED INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

The condensed consolidated balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The condensed consolidated financial statements contained herein should be read in conjunction with the financial statements and notes included in the Form 10-K for US Unwired Inc. for the year ended December 31, 2003, filed on March 2, 2004 and in the Form 8-K for US Unwired with regards to reclassifications made to the annual information filed on July 9, 2004 with the Securities and Exchange Commission.

Certain reclassifications have been made to the financial statements for the three and six-month periods ended June 30, 2003 to conform to the presentation of the financial statements for the three and six-month periods ended June 30, 2004.

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

US Unwired Inc. (the Company) is principally engaged in the ownership and operation of wireless communications. The Company is a network partner of Sprint PCS and has the exclusive right to provide digital PCS services under the Sprint and Sprint PCS brand names within the Company’s service areas. The Company operates, directly and through its subsidiaries, both a southern group of markets and a northern group of markets. The southern group of markets, which is operated by US Unwired and its subsidiaries other than IWO, which is identified in the next sentence, comprises portions of Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, Oklahoma, Tennessee and Texas. The northern group of markets, which is operated by IWO Holdings, Inc. and its subsidiaries, collectively referred to as IWO, comprises all or portions of Massachusetts, New Hampshire, New York, Pennsylvania and Vermont.

3.	Liquidity and Capital Resources

US Unwired and IWO have separate debt instruments. Under the terms of these debt instruments, funds available under the US Unwired debt instruments can only be used by US Unwired, and funds available under the IWO debt can only be used by IWO. US Unwired is not obligated for the payment of IWO’s debt, and IWO is not obligated for the payment of US Unwired’s debt.

US Unwired Liquidity

As of June 30, 2004, US Unwired had $156.7 million in cash and cash equivalents and $450.5 million in indebtedness.

During the three-month period ended June 30, 2004, the Company executed a series of transactions to restructure its debt.

Effective May 7, 2004, the Company and the holders of the US Unwired senior secured credit facility amended the US Unwired senior secured credit facility to permit US Unwired to issue common stock. As a part of this amendment, the Company agreed to a $6.8 million partial repayment, including fees of $0.6 million, of the US Unwired senior secured credit facility and a permanent reduction to its revolving loan commitment from $40.0 million to $2.0 million.

On May 12, 2004, the Company announced an offer to purchase for cash any and all of its US Unwired $400 million aggregate face value of 13 3/8 % senior subordinated discount notes due 2009. On May 26, 2004, the Company announced that it had received tenders for the majority of the aggregate face value of those notes, and the Company entered into a supplemental indenture that eliminated substantially all of the restrictive covenants and certain events of default in the related indenture. The amendments to the indenture became effective on June 16, 2004, when the Company purchased for $247.4 million approximately $235.8 million aggregate face value of its 13 3/8 % senior subordinated discount notes. The Company expensed approximately $3.8 million in unamortized deferred financing fees related to the original issuance of its 13 3/8 % senior subordinated discount notes.

From May 26, 2004 to June 4, 2004, the Company issued approximately 34.5 million shares of its common stock in exchange for approximately $75.0 million aggregate face value of its 13 3/8 % senior subordinated discount notes. In making these exchanges, the Company relied upon an exemption from registration available under Section 3(a)(9) of the Securities Act. The fair value of the US Unwired common stock issued was approximately $96.4 million. The Company used the close price of the US Unwired common stock on the day preceding the execution of each exchange that was in a range of $2.73 to $3.04 per share.

On June 16, 2004, the Company completed its offering of $360 million of US Unwired senior secured notes, consisting of $125 million aggregate principal amount of first priority senior secured floating rate notes due 2010 (“the 2010 Notes”) and $235 million aggregate principal amount of 10% second priority senior secured notes due 2012 (the “2012 Notes” and collectively “the new senior secured notes”), as further described in Note 6 below. The Company incurred fees and expenses of approximately $15.6 million related to this transaction of which it will defer $14.7 million over the life of the new senior secured notes. A portion of the proceeds from the new senior secured notes was used to purchase $235.8 million aggregate face value of its 13 3/8 % senior subordinated discount notes.

On June 16, 2004, in conjunction with the receipt of proceeds from its US Unwired new senior secured note offering as described above, the Company paid in full the $55.4 million outstanding balance and terminated the US Unwired senior credit facility. The Company incurred fees and expenses of $0.1 million related to these transactions and wrote off approximately $0.7 million in deferred financing fees related to the original issuance of the US Unwired senior secured credit facility.

In addition to the use of proceeds as described above, the Company retired approximately $3.7 million related to a promissory note and vendor financing.

The Company is required to utilize $75.0 million of cash immediately following the issuance of the US Unwired senior secured notes to permanently reduce at any time, or from time to time, the principal amount of the US Unwired new senior secured notes or the 13 3/8 % senior subordinated discount notes and may not utilize the cash for any other purpose.

On May 17, 2004, the Company issued guidance that it intends to expend between $27 million and $33 million for US Unwired capital expenditures in 2004. As of June 30, 2004, the Company had spent approximately $10.6 million for US Unwired capital expenditures.

The Company periodically reviews all charges from Sprint PCS and from time to time, the Company may dispute certain of these charges. As of June 30, 2004, the Company had disputed approximately $24.0 million of charges to US Unwired. Based upon the information provided to the Company by Sprint PCS to date, the Company believes the accompanying condensed consolidated balance sheet adequately reflects its obligation that may be due to Sprint PCS for these charges. However, should these disputes be settled in a manner unsatisfactory to the Company, US Unwired’s cash flow would be adversely impacted to the extent of the unfavorable settlement.

Based on its operating forecasts, the Company believes that US Unwired will have sufficient cash to fund its operations, debt service and capital requirements over the next twelve months. However, US Unwired’s liquidity and ability to comply with these financial covenants is dependent upon a number of factors influencing forecasts of earnings and operating cash flows. These factors include subscriber growth, average monthly revenue per user (“ARPU”), customer turnover or “churn” and cost per gross addition (“CPGA”). These performance metrics are explained in the Management Discussion and Analysis section of this filing.

IWO Liquidity

As of June 30, 2004, IWO had $40.2 million in cash, $8.2 million in restricted cash and indebtedness that consisted of $213.2 million related to the IWO senior credit facility and $139.3 million related to the IWO senior notes for a total of $352.5 million. A portion of the original proceeds of the IWO senior notes offering was set aside as restricted cash and used to make the first six scheduled interest payments on the IWO senior notes through January 2004.

On July 1, 2004, IWO issued a payment for $14.7 million in satisfaction of all delinquent interest amounts due on the IWO senior credit facility through June 30, 2004 that IWO had failed to make beginning in June 2003. A portion of the payment, amounting to approximately $8.2 million, was from IWO’s restricted cash account. Since March 2004, IWO has failed to make $5.5 million in principal payments due on the IWO senior credit facility. IWO was also not in compliance with its restrictive covenants under the IWO senior bank credit facility at June 30, 2004.

As a result of IWO’s failure to make scheduled principal payments and the covenant violations, IWO remains in default of the IWO senior credit facility at June 30, 2004 and the holders of the senior secured credit facility have denied IWO access to the remaining $25.2 million of availability. As a result, the Company has classified all outstanding indebtedness of both the IWO senior secured credit facility and the IWO senior notes as a current liability.

The Company has been unable to develop a business plan for IWO that provides sufficient cash to fund operations, debt service and capital requirements in 2004. The Company has been in discussions with the IWO creditors to arrive at a consensual restructuring to preserve liquidity but has been unable to arrive at an acceptable plan.

On March 18, 2004, IWO retained a Chief Restructuring Officer (“CRO”) to guide IWO’s restructuring efforts and, where appropriate, to manage IWO in the planning, process and emergence from reorganization through a Chapter 11 case. IWO anticipates seeking protection under Chapter 11 in 2004.

Effective April 1, 2004, IWO and US Unwired formalized its existing management arrangement with the execution of a management agreement engaging US Unwired to oversee, manage and supervise the development and operation of IWO. The 2004 monthly fee is comparable to monthly amounts previously billed and collected by US Unwired under the previous arrangement and allows for certain bonuses for the achievement of above targeted operating results. The agreement also includes a monthly restructuring fee and a bonus for a successful restructuring, an early termination fee if the agreement is terminated prior to December 31, 2005 and a deferred fee should the agreement not be extended beyond December 31, 2005.

As of June 30, 2004, IWO was not in default of its senior notes. However, on July 15, 2004, IWO failed to make a scheduled interest payment of $11.2 million on the IWO senior notes and the holders of the IWO senior notes may declare IWO to be in default if payment is not received by August 14, 2004. On June 22, 2004, IWO entered into an agreement with an ad hoc committee of IWO note holders owning approximately 68% of the IWO senior notes pursuant to which such holders agreed to, under certain circumstances, not take any action to enforce their rights including accelerating the principal amount of the IWO senior notes resulting from IWO’s failure to make the interest payment of $11.2 million due on the senior notes on July 15, 2004.

The Company periodically reviews all charges from Sprint PCS and from time to time, the Company may dispute certain of these charges. As of June 30, 2004, the Company had disputed approximately $12.6 million of charges to IWO. Based upon the information provided to the Company by Sprint PCS to date, the Company believes the accompanying condensed consolidated balance sheet adequately reflects its obligation that may be due to Sprint PCS for these charges. However, should these disputes be settled in a manner unsatisfactory to the Company, IWO’s cash flow would be adversely impacted to the extent of the unfavorable settlement.

As a result of liquidity challenges, IWO has made the decision to reduce capital expenditures for network expansion. Included in this reduction are cell sites that IWO is required to construct to meet the build out requirements under the IWO Sprint management agreement. Failure to complete the build out of the IWO service area will place IWO in violation of the IWO Sprint management agreement. As a result, Sprint PCS could declare IWO in default and take action up to and including termination of the IWO Sprint management agreement. At June 30, 2004, IWO’s construction in progress included $5.7 million primarily related to cell sites that IWO plans to complete and management estimates that completion of these cell sites will require approximately $10.5 million in additional costs to complete construction and place these sites in operation. IWO anticipates that only a portion of these sites will be completed in 2004.

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

Considering IWO’s default of the IWO senior secured credit facility and its liquidity as discussed above, there is substantial doubt about IWO’s ability to continue as a going concern.

4.	Loss on Debt Extinguishment – US Unwired

As described in Note 3, during the three-month period ended June 30, 2004, the Company executed a series of transactions related to the debt of US Unwired. The Company recognized a loss of $54.5 million related to the payment in full and termination of its US Unwired senior secured credit facility and the retirement of a portion of its 13 3/8% senior subordinated discount notes using the proceeds from the sale of $360 million of US Unwired new senior secured notes and approximately 34.5 million shares of US Unwired common stock. IWO was not affected by this transaction. The table enclosed herein details the transactions:

	13 3/8 % senior subordinated discount notes retired	13 3/8 % senior subordinated discount notes exchanged (1)	Senior secured credit facility retired	Total
	(In thousands)
Purchase or exchange price	$247,449	$96,373	$55,411	$399,233
Carrying value of debt:
Face value tendered	235,814	75,000	55,411	366,225
Unamortized discount	(11,086)	(3,526)	—	(14,612)
Unamortized deferred financing costs	(3,778)	(1,201)	(718)	(5,697)

Carrying value	220,950	70,273	54,693	345,916

Loss before expenses	26,499	26,100	718	53,317
Add transaction expenses	954	143	79	1,176

Loss on debt extinguishment	$27,453	$26,243	$797	$54,493

(1)	From May 26, 2004 to June 4, 2004, the Company issued approximately 34.5 million shares in exchange of its US Unwired senior notes. The exchange price of the US Unwired common stock issued was determined by using the close price of the US Unwired common stock on the day preceding the execution of each exchange agreement multiplied by the agreed upon number of common shares to be exchanged.

5.	Details of Certain Balance Sheet Accounts

Major categories of property and equipment consisted of the following:

	June 30, 2004	December 31, 2003
	(In thousands)
Land	$620	$754
Buildings and leasehold improvements	22,222	21,829
Facilities and equipment	584,207	578,891
Furniture, fixtures and vehicles	29,604	29,598
Construction in progress	13,069	14,594

	649,722	645,666
Less accumulated depreciation and amortization	271,821	234,148

	$377,901	$411,518

Intangible assets consisted of the following:

	June 30, 2004	December 31, 2003
	(In thousands)
Sprint affiliation agreement	$35,266	$35,266
Subscriber base	—	81,824

	35,266	117,090
Less accumulated amortization	3,855	76,305

Intangible assets, net	$31,411	$40,785

The Company eliminated amounts for its subscriber bases and related amortization related to its March and April 2002 acquisitions of Georgia PCS and IWO, respectively, that were fully amortized in the six-month period ended June 30, 2004.

6.	Long-Term Obligations

Long-term debt, including capital lease obligations, consisted of the following:

	June 30, 2004	December 31, 2003
	(In thousands)
US Unwired long-term obligations:
US Unwired Inc. first priority senior secured floating rate notes due 2010	$125,000	$—
US Unwired Inc. 10% second priority senior secured notes due 2012	233,422	—
US Unwired Inc. 13 3/8% senior subordinated discount notes due 2009	85,459	359,302
Capital leases	6,595	6,825
US Unwired Inc. senior bank credit facility	—	76,000
Promissory note	—	3,452
Vendor financing	—	311

Total long-term obligations, US Unwired Inc.	450,476	445,890
IWO long-term obligations:
IWO Holdings, Inc. senior notes	139,357	138,513
IWO Holdings, Inc. senior bank credit facility, in default	213,184	213,184

Total long-term obligations, IWO Holdings, Inc.	352,541	351,697
Less current maturities:
US Unwired current maturities	478	11,145
IWO current maturities	352,541	351,697

Total current maturities	353,019	362,842

Long-term obligations, excluding current maturities	$449,998	$434,745

US Unwired and IWO have separate debt structures. US Unwired is not obligated for the payment of IWO’s debt, and IWO is not obligated for the payment of US Unwired’s debt.

US Unwired long-term obligations

On June 16, 2004, the Company consummated its offering of $360 million of US Unwired senior secured notes, consisting of $125 million aggregate principal amount of first priority senior secured floating rate notes due 2010 and $235 million aggregate principal amount of 10% second priority senior secured notes due 2012 . In conjunction with this offering, the Company paid in full and terminated the US Unwired senior bank credit facility and retired $235.8 million aggregate face value of outstanding US Unwired 13  3/8% senior notes. The Company is required to utilize $75.0 million of cash immediately following the issuance of the US Unwired senior secured notes to permanently reduce at any time, or from time to time, the principal amount of the US Unwired senior secured notes or the US Unwired 13 3/8 % senior notes and may not utilize the cash for any other purpose. During June 2004, through a series of debt for equity exchanges, the Company completed agreements to retire $75 million aggregate face value of US Unwired 13  3/8% senior notes in exchange for 34.5 million shares of its common stock.

US Unwired First Priority Senior Secured Floating Rate Notes due 2010 and 10% Second Priority Senior Secured Notes due 2012

In June 2004, US Unwired issued $125 million aggregate principal amount First Priority Senior Secured Floating Rate Notes due June 15, 2010 and $235 million aggregate principal amount 10% Second Priority Senior Secured Notes due June 15, 2012. The 2010 Notes will bear interest at a floating rate equal to LIBOR plus 4.25% per year, and the 2012 Notes will bear interest at a fixed rate of 10% per year. Interest on the 2010 Notes will be reset quarterly and will be payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year, beginning on September 15, 2004. Interest on the 2012 Notes will be payable semi-annually on June 15 and December 15 of each year, beginning on December 15, 2004. The 2010 Notes will mature on June 15, 2010, and the 2012 notes will mature on June 15, 2012. The Company may redeem all or a part of the 2010 Notes on or after June 15, 2006 and all or a part of the 2012 Notes on or after June 15, 2008. In addition, before June 15, 2006 the Company may redeem up to 35% of the 2010 Notes, and before June 15, 2007 the Company may redeem up to 35% of the 2012 Notes, in each case with the proceeds of certain equity offerings. The 2010 Notes and 2012 Notes are senior secured obligations, and are guaranteed on a senior secured basis by all of the Company’s existing and future restricted subsidiaries. The US Unwired 2010 Notes and 2012 Notes are not guaranteed by IWO. The 2010 Notes and 2012 Notes rank equally in right of payment with all of existing and future senior debt and senior in right of payment to the US Unwired 13  3/8% senior notes and any future subordinated debt. The 2010 Notes are secured on a first priority basis and the 2012 Notes are secured on a second priority basis, in each case by liens on substantially all of the US Unwired’s assets.

US Unwired Senior Subordinated Discount Notes – 13  3/8%

In October 1999, the Company issued $400 million in aggregate principal amount of 13 3/8% senior subordinated discount notes due November 1, 2009. The 13 3/8% senior subordinated discount notes were issued at a substantial discount such that the Company received gross proceeds of approximately $209.2 million. The 13 3/8% senior subordinated discount notes increase in value daily, compounded twice per year, at the rate of 13 3/8% per year until November 1, 2004. On that date, the value of the 13 3/8% senior subordinated discount notes will be equal to the face amount of the 13 3/8% senior subordinated discount notes and interest will begin to accrue at the rate of 13 3/8% per year. The Company will be required to pay the accrued interest beginning May 1, 2005, and on each November 1 and May 1 thereafter. The 13 3/8% senior subordinated discount notes are a general unsecured obligation of the Company. The 13 3/8% senior subordinated discount notes rank junior to all existing and future senior debt of the Company and equal in right of payment of any future senior subordinated indebtedness of the Company. On May 26, 2004, the Company announced that it received tenders in excess of the majority of the aggregate face value of 13 3/8% senior subordinated discount notes and entered into a supplemental indenture that eliminated substantially all of the restrictive covenants and certain events of default in the related indenture. The 13 3/8% senior subordinated discount notes are fully, unconditionally and jointly and severally guaranteed by the Company’s wholly owned subsidiaries, Louisiana Unwired, Unwired Telecom, Texas Unwired, Georgia PCS Leasing, LLC and Georgia PCS Management, L.L.C. Each of the guarantees is a general unsecured obligation of the guarantor, except for a pledge by Louisiana Unwired of its interest in Texas Unwired and any notes payable to it by Texas Unwired as security for the guarantee. Each of the guarantees ranks equally in right of payment with the guarantor’s future senior subordinated indebtedness and is subordinated in right of payment to all existing and future senior debt of the guarantor. The US Unwired senior subordinated discount notes are not guaranteed by IWO.

US Unwired Reimbursement and Collateral Account Agreement

In June 2004, US Unwired entered into a Reimbursement and Collateral Account Agreement with CoBank, ACB (“CoBank”) to secure certain of US Unwired’s letter of credit reimbursement obligations for undrawn letters of credit with expiration dates later than the date of repayment of US Unwired’s prior senior secured credit facility. As of June 30, 2004, US Unwired had $1.6 million in outstanding letters of credit. US Unwired had pledged to CoBank cash in an amount equal to 105% of US Unwired’s maximum repayment obligations under the Reimbursement and Collateral Account Agreement that amounted to $1.7 million as of June 30, 2004. On July 14, 2004, US Unwired replaced the letters of credit issued by CoBank with letters of credit issued by Whitney National Bank (“Whitney”) and terminated the Reimbursement and Collateral Account Agreement with CoBank. US Unwired entered into a Possessory Security Agreement with Whitney pursuant to which US Unwired pledged cash to Whitney in an amount equal to 100% of US Unwired’s maximum repayment obligations with respect to any letters of credit issued by Whitney National Bank.

IWO long-term obligations

On July 1, 2004, IWO issued a payment for $14.7 million in satisfaction of all delinquent interest amounts due on the IWO senior secured credit facility that IWO had failed to make beginning in June 2003. A portion of the payment, amounting to approximately $8.2 million, was from IWO’s restricted cash account. Since March 2004, IWO has failed to make $5.5 million in principal payments due on the IWO senior secured credit facility. IWO was also not in compliance with its restrictive covenants under the IWO senior secured credit facility at June 30, 2004. As a result of IWO’s failure to make scheduled principal payments and the covenant violations, IWO was in default of the IWO senior secured credit facility at June 30, 2004 and the holders of the IWO senior secured credit facility have denied the Company access to the remaining $25.2 million of availability. As a result of this and those issues as discussed in Note 3 above, the Company has classified all outstanding indebtedness of both the IWO senior secured credit facility and the IWO senior notes as a current liability.

As of June 30, 2004, IWO was not in default of its senior notes. However, on July 15, 2004, IWO failed to make a scheduled interest payment of $11.2 million on the IWO senior notes and the holders of the IWO senior notes may declare IWO to be in default if payment is not received by August 14, 2004. On June 22, 2004, IWO entered into an agreement with an ad hoc committee of IWO note holders owning approximately 68% of the IWO senior notes pursuant to which such holders agreed to, under certain circumstances, not take any action to enforce their rights including accelerating the principal amount of the IWO senior notes resulting from IWO’s failure to make the interest payment of $11.2 million due on the senior notes on July 15, 2004.

IWO Senior Notes – 14%

In February 2001, IWO issued 160,000 units, each consisting of $1,000 principal amount of 14% Senior Notes (“the IWO senior notes”) due January 15, 2011 and one warrant to purchase 12.50025 shares of IWO’s class C common stock at an exercise price of $7.00 per share. As a result of US Unwired’s acquisition of IWO in April 2002, this warrant was converted to a US Unwired warrant to purchase 12.96401 shares of US Unwired’s common stock at $6.75 per share. Interest is payable semi-annually on January 15 and July 15 of each year. Independent Wireless One Corporation, a wholly owned subsidiary of IWO, is the sole guarantor of the IWO senior notes. All of IWO’s restricted subsidiaries formed or acquired after the issuance of the IWO senior notes that guarantee the IWO senior secured credit facility will also be required to guarantee the IWO senior notes. The IWO senior notes are not guaranteed by Independent Wireless One Realty Corporation, a wholly owned subsidiary of IWO, or US Unwired and its subsidiaries.

A portion of the original proceeds of the IWO senior notes was set aside as restricted cash and used to make the first six scheduled interest payments on the IWO senior notes through January 2004.

IWO Senior Secured Credit Facility

Effective December 2000, Independent Wireless One Corporation, a wholly owned subsidiary of IWO, entered into an amended and restated secured credit facility (“the IWO senior secured credit facility”) under which it may borrow up to $240 million in the aggregate consisting of up to $70 million in revolving loans and $170 million in term loans. The IWO senior secured credit facility matures in 2008. The term loans are due to be repaid in quarterly installments that began in March 2004 and the reducing revolver matures in March 2008. All loans under the senior secured credit facility, effective with the date of the default, bear interest at a rate of 4.25-4.75 percent above the agent bank’s prime rate. The IWO senior secured credit facility is secured by all of the assets of IWO and its subsidiaries. As discussed above, the holders of the IWO senior secured credit facility have denied IWO access to the remaining $25.2 million of availability as a result of IWO’s covenant violations. The IWO credit facility is available for use only by IWO and its subsidiaries.

7.	Commitments and Contingencies

On June 16, 2004, the Company consummated its offering of $360 million of US Unwired senior secured notes, consisting of $125 million aggregate principal amount of first priority senior secured floating rate notes due 2010 (“2010 Notes”) and $235 million aggregate principal amount of 10% second priority senior secured notes due 2012 (“2012 Notes”). After satisfying other obligations as discussed elsewhere in this document, the Company is required to utilize $75.0 million of cash immediately following the issuance of the US Unwired senior secured notes to permanently reduce at any time, or from time to time, the principal amount of the US Unwired senior secured notes or the US Unwired 13 3/8 % senior notes and may not utilize the cash for any other purpose.

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

The Company periodically reviews all charges from Sprint PCS and from time to time, the Company may dispute certain of these charges. As of June 30, 2004, the Company had disputed approximately $24.0 million of charges to US Unwired and $12.6 million of charges to IWO. Based upon the information provided to the Company by Sprint PCS to date, the Company believes the accompanying condensed consolidated balance sheet adequately reflects its obligation that may be due to Sprint PCS for these charges.

The Company’s PCS licenses and the PCS licenses that the Company operates for Sprint PCS are subject to a requirement that Sprint PCS construct network facilities that offer coverage to 25% of the population or have substantial service in each of its Basic Trading Areas (“BTAs”) within five years from the grant of the licenses. As of June 30, 2004, management believes that Sprint PCS has met the requirements necessary for the licenses that the Company operates for Sprint PCS under the Sprint PCS affiliation agreements and that the Company has met the requirements necessary for the licenses that it owns.

On July 11, 2003, the Company and two of its subsidiaries, Louisiana Unwired LLC and Texas Unwired (“the Company”), filed suit in federal court in Louisiana against Sprint Corporation, Sprint Spectrum, L.P., Wireless, L.P. and Sprintcom, Inc. (collectively, “Sprint”) and on September 25, 2003, the Company filed an amended complaint. The suit alleges violations of the Racketeer Influenced and Corrupt Organizations Act, breach of fiduciary duty, breach of contract, and fraud arising out of Sprint’s conduct in its dealings with the plaintiff companies. It seeks treble actual damages in unspecified amounts and appointment of a receiver or fiscal agent over property and assets controlled by Sprint. IWO is not a plaintiff in the original or the amended suit. On February 5, 2004, the U.S. District Court denied in all respects Sprint’s previously-filed motion for judgment on the pleadings, stated that it was amenable to allowing the Company to hire an outside accounting company or other expert to monitor monies received by Sprint, and agreed with the Company’s position that certain claims are subject to trial by jury in Louisiana. On March 8, 2004, the Company filed its Second Amended Complaint against Sprint to include certain additional factual allegations related to its claims, as requested by the Court’s February 5 Order. On April 8, 2004, Sprint filed its Answer, Defenses, and Counterclaim to the Company’s Second Amended Complaint, which included a claim that the Company owed Sprint approximately $16.3 million related to contractual disputes between the parties. IWO is not a defendant in this suit. On March 25, 2004, the Company filed an application to appoint an outside accounting company or other expert to contemporaneously monitor monies paid to Sprint from the Company’s customers. Sprint filed an objection to the Company’s application. On

June 14, 2004, the District Court granted our motion to appoint an outside accounting company or other expert to the extent that the court announced its intention to appoint a special master for the limited purpose of determining if accounting procedures are being performed accurately and in compliance with the terms of the Company’s agreements with Sprint. The special master will report his or her findings to the court as findings of fact. The Company and Sprint have also submitted to the court an agreed-upon schedule to complete the discovery process during 2004 and the court has set a jury trial date for May 9, 2005. The Company does not believe that a negative outcome on Sprint’s counterclaim will have a material adverse effect on the Company.

8.	Income Taxes

The Company’s effective income tax rate for the interim periods presented is based on management’s estimate of the Company’s effective tax rate for the applicable year and differs from the federal statutory income tax rate primarily due to nondeductible permanent differences, state income taxes and changes in the valuation allowance for deferred tax assets.

9.	Stock Compensation

The Company accounts for its stock compensation arrangements under the provision of APB 25, accounting for stock issued to employees.

Had compensation expense for the Company’s stock option plan been determined in accordance with SFAS No. 123, the Company’s net loss and basic and diluted net loss per share of common stock for the three and six-month periods ended June 30, 2004 and 2003 would have been:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net loss:
As reported	$(75,037)	$(35,020)	$(84,699)	$(92,492)
Add recorded non-cash stock compensation	44	987	89	1,973
Less stock compensation in accordance with SFAS No. 123	(604)	(2,050)	(1,242)	(3,921)

Pro forma net loss	$(75,597)	$(36,083)	$(85,852)	$(94,440)

Basic and diluted loss per share:
As reported	$(0.53)	$(0.27)	$(0.63)	$(0.72)

Pro forma net loss per share	$(0.54)	$(0.28)	$(0.64)	$(0.73)

10.	Stockholders’ Equity

During June 2004, through a series of debt for equity exchanges, the Company completed agreements to retire $75 million face amount of US Unwired 13  3/8% senior subordinated discount notes due 2009 in exchange for 34,487,473 shares of its common stock.

11.	Condensed Consolidating Financial Information

As discussed in Note 6, the US Unwired Senior Subordinated Discount Notes, and the 2010 Notes and the 2012 Notes are guaranteed by certain of the Company’s subsidiaries. The following information presents the condensed consolidating balance sheets as of June 30, 2004 and December 31, 2003 and the condensed consolidating statements of operations and cash flows for the three and six-month periods ended June 30, 2004 and June 30, 2003 of (a) the “Parent” Company, US Unwired Inc., (b) the “Guarantors”, Unwired Telecom Corporation and Louisiana Unwired, and (c) the “Non-Guarantor”, IWO, and includes eliminating entries and the Company on a consolidated basis.

The separate consolidated financial statements of IWO, including disclosure of condensed consolidating financial information for IWO, are included in IWO’s separate Form 10-Q filing.

Condensed Consolidating Balance Sheet

	As of June 30, 2004
	US Unwired Inc. (Parent)	Unwired Telecom Corporation (Guarantor)	Louisiana Unwired LLC (Guarantor)	Total Guarantors	IWO Holdings, Inc. (Non- Guarantor)	Consolidating Entries	Consolidated
	(In thousands)
ASSETS:
Current Assets:
Cash and cash equivalents	$155,439	$53	$1,166	$1,219	$40,226	$—	$196,884
Restricted cash	—	—	—	—	8,198	—	8,198
Subscriber receivables, net	—	—	25,043	25,043	11,725	—	36,768
Other receivables	164	—	1,725	1,725	155	—	2,044
Inventory	—	—	2,977	2,977	1,343	—	4,320
Prepaid expenses and other assets	1,833	—	8,871	8,871	6,198	—	16,902
Receivables from (payables to) related parties	(1,917)	(90)	2,816	2,726	(164)	—	645
Receivables from officers	86	—	—	—	—	—	86
Current assets related to discontinued operations	—	272	—	272	—	—	272

Total current assets	155,605	235	42,598	42,833	67,681	—	266,119
Property and equipment, net	9,460	—	211,268	211,268	157,142	31	377,901
Goodwill and other intangible assets, net	—	—	60,223	60,223	17,893	—	78,116
Notes receivable from unconsolidated affiliates	95,055	61,256	—	61,256	—	(154,386)	1,925
Other assets	17,804	—	4,876	4,876	14,926	—	37,606
Non-current assets related to discontinued operations	—	—	—	—	—	—	—

Total assets	$277,924	$61,491	$318,965	$380,456	$257,642	$(154,355)	$761,667

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT):
Current liabilities:
Accounts payable	$4,545	$9	$30,386	$30,395	$16,421	$—	$51,361
Accrued expenses	6,772	—	39,034	39,034	45,686	—	91,492
Current maturities of long term debt	59,332	—	95,532	95,532	352,541	(154,386)	353,019
Current liabilities related to discontinued operations	—	734	—	734	—	—	734

Total current liabilities	70,649	743	164,952	165,695	414,648	(154,386)	496,606
Long term debt, net of current maturities	443,881	—	6,117	6,117	—	—	449,998
Deferred gain	—	—	29,594	29,594	594	—	30,188
Investments in and advance to unconsolidated affiliates	16,639	3,212	157,793	161,005	—	(175,072)	2,572
Stockholders’ equity (deficit):
Common stock	1,635	—	—	—	1	(1)	1,635
Additional paid in capital	752,263	1,947	803,808	805,755	446,449	(1,253,325)	751,142
Retained deficit	(1,007,133)	55,589	(843,299)	(787,710)	(604,050)	1,428,429	(970,464)
Treasury stock	(10)	—	—	—	—	—	(10)

Total stockholders’ equity (deficit)	(253,245)	57,536	(39,491)	18,045	(157,600)	175,103	(217,697)

Total liabilities and stockholders’ equity (deficit)	$277,924	$61,491	$318,965	$380,456	$257,642	$(154,355)	$761,667

Condensed Consolidating Balance Sheet

	As of December 31, 2003
	US Unwired Inc. (Parent)	Unwired Telecom Corporation (Guarantor)	Louisiana Unwired LLC (Guarantor)	Total Guarantors	IWO Holdings, Inc. (Non- Guarantor)	Consolidating Entries	Consolidated
	(In thousands)
ASSETS:
Current Assets:
Cash and cash equivalents	$60,424	$911	$3,521	$4,432	$32,337	$—	$97,193
Restricted cash	—	—	—	—	19,358	—	19,358
Subscriber receivables, net	—	155	18,594	18,749	9,938	—	28,687
Other receivables	52	—	2,425	2,425	148	—	2,625
Inventory	—	—	3,996	3,996	1,619	—	5,615
Prepaid expenses and other assets	1,297	—	7,817	7,817	5,719	—	14,833
Receivables from (payables to) related parties	(147)	(97)	930	833	(39)	—	647
Receivables from officers	85	—	—	—	—	—	85
Current assets related to discontinued operations	—	1,049	—	1,049	—	—	1,049

Total current assets	61,711	2,018	37,283	39,301	69,080	—	170,092
Property and equipment, net	10,210	1,107	234,298	235,405	165,872	31	411,518
Goodwill and other intangible assets, net	—	—	61,848	61,848	25,642	—	87,490
Notes receivable from unconsolidated affiliates	143,234	33,623	—	33,623	179	(175,149)	1,887
Other assets	12,211	—	13,820	13,820	16,540	—	42,571
Non-current assets related to discontinued operations	—	4,770	—	4,770	—	—	4,770

Total assets	$227,366	$41,518	$347,249	$388,767	$277,313	$(175,118)	$718,328

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT):
Current liabilities:
Accounts payable	$745	$340	$23,213	$23,553	$17,079	$—	$41,377
Accrued expenses	6,546	685	31,655	32,340	38,251	—	77,137
Current maturities of long term debt	42,351	64	143,700	143,764	351,697	(174,970)	362,842
Current liabilities related to discontinued operations	—	49	—	49	—	—	49

Total current liabilities	49,642	1,138	198,568	199,706	407,027	(174,970)	481,405
Long term debt, net of current maturities	428,139	247	6,359	6,606	—	—	434,745
Deferred gain	—	—	29,836	29,836	893	—	30,729
Investments in and advance to unconsolidated affiliates	14,664	1,857	130,800	132,657	—	(146,105)	1,216
Stockholders’ equity (deficit):
Common stock	1,288	—	—	—	1	(1)	1,288
Additional paid in capital	656,020	1,947	803,808	805,755	446,449	(1,253,325)	654,899
Retained deficit	(922,377)	36,329	(822,122)	(785,793)	(577,057)	1,399,462	(885,765)
Promissory note	—	—	—	—	—	(179)	(179)
Treasury stock	(10)	—	—	—	—	—	(10)

Total stockholders’ equity (deficit)	(265,079)	38,276	(18,314)	19,962	(130,607)	145,957	(229,767)

Total liabilities and stockholders’ equity (deficit)	$227,366	$41,518	$347,249	$388,767	$277,313	$(175,118)	$718,328

Condensed Consolidating Statement of Operations

	Three-month period ended June 30, 2004
	US Unwired Inc. (Parent)	Unwired Telecom Corporation (Guarantor)	Louisiana Unwired LLC (Guarantor)	Total Guarantors	IWO Holdings, Inc. (Non- Guarantor)	Consolidating Entries	Consolidated
	(in thousands)
Revenues:
Subscriber	$—	$—	$72,210	$72,210	$35,147	$—	$107,357
Roaming	—	—	24,176	24,176	9,117	(119)	33,174
Merchandise sales	—	—	4,777	4,777	2,169	—	6,946
Other revenue	6,495	—	143	143	91	(6,314)	415

Total revenues	6,495	—	101,306	101,306	46,524	(6,433)	147,892
Expenses:
Cost of service	808	—	53,871	53,871	24,684	(1,018)	78,345
Merchandise cost of goods sold	—	—	10,279	10,279	4,782	—	15,061
General and administrative	5,206	—	3,451	3,451	3,948	(4,885)	7,720
Sales and marketing	482	—	15,179	15,179	7,663	(530)	22,794
Non-cash stock compensation	44	—	—	—	—	—	44
Depreciation and amortization	464	—	13,892	13,892	6,875	—	21,231

Total operating expense	7,004	—	96,672	96,672	47,952	(6,433)	145,195

Operating income (loss)	(509)	—	4,634	4,634	(1,428)	—	2,697
Other income (expense), net	(69,762)	511	(1,264)	(753)	(7,138)	—	(77,653)
Equity in income (losses) of unconsolidated subsidiaries	(4,652)	138	(8,566)	(8,428)	—	13,218	138

Net income (loss) from continuing operations	(74,923)	649	(5,196)	(4,547)	(8,566)	13,218	(74,818)
Loss from discontinued operations, net	—	(219)	—	(219)	—	—	(219)

Net income (loss)	$(74,923)	$430	$(5,196)	$(4,766)	$(8,566)	$13,218	$(75,037)

Condensed Consolidating Statement of Operations

	Three-month period ended June 30, 2003
	US Unwired Inc. (Parent)	Unwired Telecom Corporation (Guarantor)	Louisiana Unwired LLC (Guarantor)	Total Guarantors	IWO Holdings, Inc. (Non- Guarantor)	Consolidating Entries	Consolidated
	(In thousands)
Revenues:
Subscriber	$—	$—	$63,726	$63,726	$32,670	$—	$96,396
Roaming	—	—	23,567	23,567	8,303	(135)	31,735
Merchandise sales	—	—	3,407	3,407	1,478	—	4,885
Other revenue	11,488	—	314	314	162	(11,300)	664

Total revenues	11,488	—	91,014	91,014	42,613	(11,435)	133,680
Expenses:		—
Cost of service	733	—	51,449	51,449	24,795	(932)	76,045
Merchandise cost of goods sold	—	—	6,290	6,290	2,364	—	8,654
General and administrative	9,784	—	8,453	8,453	3,462	(9,261)	12,438
Sales and marketing	971	—	13,761	13,761	6,844	(934)	20,642
Non-cash stock compensation	935	—	52	52	—	—	987
Depreciation and amortization	658	—	15,235	15,235	13,591	—	29,484
IWO asset abandonment charge	—	—	—	—	—	—	—

Total operating expense	13,081	—	95,240	95,240	51,056	(11,127)	148,250

Operating income (loss)	(1,593)	—	(4,226)	(4,226)	(8,443)	(308)	(14,570)
Other income (expense)
Interest income (expense), net	(10,528)	352	(2,073)	(1,721)	(9,000)	—	(21,249)
Gain on sale of assets	—	—	5	5	—	—	5

Total other income (expense)	(10,528)	352	(2,068)	(1,716)	(9,000)	—	(21,244)
Equity in income (losses) of unconsolidated subsidiaries	(22,642)	(5)	(17,443)	(17,448)	—	40,044	(46)

Net income (loss) from continuing operations	(34,763)	347	(23,737)	(23,390)	(17,443)	39,736	(35,860)
Income from discontinued operations, net	—	532	—	532	—	308	840

Net income (loss)	$(34,763)	$879	$(23,737)	$(22,858)	$(17,443)	$40,044	$(35,020)

Condensed Consolidating Statement of Operations

	Six-month period ended June 30, 2004
	US Unwired Inc. (Parent)	Unwired Telecom Corporation (Guarantor)	Louisiana Unwired LLC (Guarantor)	Total Guarantors	IWO Holdings, Inc. (Non- Guarantor)	Consolidating Entries	Consolidated
	(In thousands)
Revenues:
Subscriber	$—	$—	$141,020	$141,020	$68,118	$—	$209,138
Roaming	—	—	46,785	46,785	17,714	(242)	64,257
Merchandise sales	—	—	10,816	10,816	4,454	—	15,270
Other revenue	13,832	—	297	297	175	(13,466)	838

Total revenues	13,832	—	198,918	198,918	90,461	(13,708)	289,503
Expenses:
Cost of service	1,889	—	100,248	100,248	47,136	(2,166)	147,107
Merchandise cost of goods sold	—	—	20,422	20,422	8,924	—	29,346
General and administrative	11,066	—	8,236	8,236	6,902	(10,557)	15,647
Sales and marketing	877	—	30,251	30,251	15,175	(920)	45,383
Non-cash stock compensation	89	—	—	—	—	—	89
Depreciation and amortization	921	—	28,871	28,871	20,839	—	50,631

Total operating expense	14,842	—	188,028	188,028	98,976	(13,643)	288,203

Operating income (loss)	(1,010)	—	10,890	10,890	(8,515)	(65)	1,300
Other income (expense), net	(81,771)	2,656	(5,076)	(2,420)	(18,477)	—	(102,668)
Equity in income (losses) of unconsolidated subsidiaries	(1,579)	254	(26,992)	(26,738)	—	28,571	254

Net income (loss) from continuing operations	(84,360)	2,910	(21,178)	(18,268)	(26,992)	28,506	(101,114)
Income from discontinued operations, net	—	16,350	—	16,350	—	65	16,415

Net income (loss)	$(84,360)	$19,260	$(21,178)	$(1,918)	$(26,992)	$28,571	$(84,699)

	Six-month period ended June 30, 2003
	US Unwired Inc. (Parent)	Unwired Telecom Corporation (Guarantor)	Louisiana Unwired LLC (Guarantor)	Total Guarantors	IWO Holdings, Inc. (Non- Guarantor)	Consolidating Entries	Consolidated
	(In thousands)
Revenues:
Subscriber	$—	$—	$125,001	$125,001	$62,743	$—	$187,744
Roaming	—	—	43,243	43,243	15,384	(285)	58,342
Merchandise sales	—	—	7,842	7,842	3,229	—	11,071
Other revenue	18,038	—	599	599	277	(17,662)	1,252

Total revenues	18,038	—	176,685	176,685	81,633	(17,947)	258,409
Expenses:		—
Cost of service	1,396	—	102,219	102,219	51,517	(1,806)	153,326
Merchandise cost of goods sold	—	—	12,964	12,964	4,875	—	17,839
General and administrative	14,517	—	11,949	11,949	6,822	(13,590)	19,698
Sales and marketing	2,125	—	30,643	30,643	15,750	(2,032)	46,486
Non-cash stock compensation	1,870	—	103	103	—	—	1,973
Depreciation and amortization	1,313	—	30,864	30,864	26,965	—	59,142
IWO asset abandonment charge	—	—	—	—	12,403	—	12,403

Total operating expense	21,221	—	188,742	188,742	118,332	(17,428)	310,867

Operating income (loss)	(3,183)	—	(12,057)	(12,057)	(36,699)	(519)	(52,458)
Other income (expense)
Interest income (expense), net	(20,677)	677	(4,068)	(3,391)	(17,871)	—	(41,939)
Gain on sale of assets	—	—	7	7	—	—	7

Total other income (expense)	(20,677)	677	(4,061)	(3,384)	(17,871)	—	(41,932)
Equity in income (losses) of unconsolidated subsidiaries	(68,338)	148	(54,570)	(54,422)	—	122,894	134

Net income (loss) from continuing operations	(92,198)	825	(70,688)	(69,863)	(54,570)	122,375	(94,256)
Income from discontinued operations, net	—	1,245	—	1,245	—	519	1,764

Net income (loss)	$(92,198)	$2,070	$(70,688)	$(68,618)	$(54,570)	$122,894	$(92,492)

Condensed Consolidating Statement of Cash Flows

	Six-month period ended June 30, 2004
	US Unwired Inc. (Parent)	Unwired Telecom Corporation (Guarantor)	Louisiana Unwired LLC (Guarantor)	Total Guarantors	IWO Holdings, Inc. (Non- Guarantor)	Consolidating Entries	Consolidated
	(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(5,623)	$2,049	$43,656	$45,705	$1,918	$—	$42,000
Cash flows from investing activities:
Payments for the purchase of equipment	(192)	—	(10,404)	(10,404)	(5,194)	—	(15,790)
Proceeds from the sale of assets	42,853	—	302	302	5	—	43,160
Proceeds from restricted cash	—	—	—	—	11,160	—	11,160
Distribution from unconsolidated affiliates	—	500	—	500	—	—	500
Disbursement of intercompany note	35,679	(3,096)	—	(3,096)	—	(32,583)	—

Net cash provided by (used in) investing activities	78,340	(2,596)	(10,102)	(12,698)	5,971	(32,583)	39,030
Cash flows from financing activities:
Proceeds from long-term debt	361,512	—	5,550	5,550	—	(8,646)	358,416
Proceeds from exercised options	194	—	—	—	—	—	194
Principal payments of long-term debt	(326,900)	(311)	(41,459)	(41,770)	—	41,229	(327,441)
Debt issuance costs	(12,508)	—	—	—	—	—	(12,508)

Net cash provided by (used in) financing activities	22,298	(311)	(35,909)	(36,220)	—	32,583	18,661

Net increase (decrease) in cash and cash equivalents	95,015	(858)	(2,355)	(3,213)	7,889	—	99,691
Cash and cash equivalents at beginning of period	60,424	911	3,521	4,432	32,337	—	97,193

Cash and cash equivalents at end of period	$155,439	$53	$1,166	$1,219	$40,226	$—	$196,884

Condensed Consolidating Statement of Cash Flows

	Six-month period ended June 30, 2003
	US Unwired Inc. (Parent)	Unwired Telecom Corporation (Guarantor)	Louisiana Unwired LLC (Guarantor)	Total Guarantors	IWO Holding Corp (Non- Guarantor)	Consolidating Entries	Consolidated
	(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(571)	$2,580	$33,908	$36,488	$(14,866)	$—	$21,051
Cash flows from investing activities:
Payments for the purchase of equipment	(128)	(47)	(8,268)	(8,315)	(9,762)	—	(18,205)
Proceeds from maturities and sales of investments	—	—	—	—	—	—	—
Proceeds from the sale of assets	—	350	—	350	—	—	350
Proceeds from restricted cash	—	—	—	—	10,871	—	10,871
Distribution from unconsolidated affiliates	—	250	—	250	—	—	250
Disbursement of intercompany note	23,626	(5,433)	—	(5,433)	—	(18,193)	—

Net cash provided by (used in) investing activities	23,498	(4,880)	(8,268)	(13,148)	1,109	(18,193)	(6,734)
Cash flows from financing activities:
Proceeds from long-term debt	6,212	—	27,575	27,575	—	(33,787)	—
Proceeds from exercised options	—	—	—	—	—	—	—
Proceeds from promissory notes	—	—	—	—	—	—	—
Principal payments of long-term debt	(2,220)	(29)	(51,420)	(51,449)	—	51,980	(1,689)
Debt issuance costs	—	—	—	—	—	—	—

Net cash provided by (used in) financing activities	3,992	(29)	(23,845)	(23,874)	—	18,193	(1,689)

Net increase (decrease) in cash and cash equivalents	26,919	(2,329)	1,795	(534)	(13,757)	—	12,628
Cash and cash equivalents at beginning of period	23,025	2,605	1,347	3,952	35,008	—	61,985

Cash and cash equivalents at end of period	$49,944	$276	$3,142	$3,418	$21,251	$—	$74,613

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements, which are statements about future business strategy, operations and capabilities, construction plans, construction schedules, financial projections, plans and objectives of management, expected actions of third parties and other matters. Forward-looking statements often include words like believes, belief, expects, plans, anticipates, intends, projects, estimates, may, might, would or similar words. Forward-looking statements speak only as of the date of this report. They involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different. In addition to the risk factors described elsewhere, specific factors that might cause such a difference include, but are not limited to (i) our ability to integrate operations and finance future growth opportunities; (ii) our dependence on and lawsuit against Sprint; (iii) our ability to expand our Sprint PCS network or to upgrade the Sprint PCS network to accommodate new technologies; (iv) limited operating history in the PCS market and anticipation of future losses; (v) potential fluctuations in operating results; (vi) changes or advances in technology; (vii) changes in law or government regulation; (viii) competition in the industry and markets in which we operate; (ix) future acquisitions; (x) our ability to attract and retain skilled personnel; (xi) our dependence on contractor and consultant services, network implementation and information technology support; (xii) our potential inability to expand the services and related products we provide in the event of substantial increases in demand in excess of supply for network and handset equipment and related services and products; (xiii) the availability at acceptable terms of sufficient funds to pay for our business plans; (xiv) changes in labor, equipment and capital costs; (xv) any inability to comply with the indentures that govern our senior notes or credit agreements; (xvi) changes in management; and (xvii) general economic and business conditions.

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

Overview

Through our subsidiaries, Louisiana Unwired LLC (“LA Unwired”) and IWO Holdings, Inc. (“IWO), we provide wireless personal communication services, commonly referred to as PCS in all or some portion of Louisiana, Texas, Florida, Arkansas, Mississippi, Georgia, Alabama, Tennessee, Oklahoma, New York, New Hampshire, Vermont and portions of Massachusetts and Pennsylvania. We are a network partner of Sprint PCS, the personal communications services group of Sprint Corporation. Sprint PCS, directly and through affiliates like us, provides wireless services in more than 4,000 cities and communities across the country. We have the exclusive right to provide digital PCS services under the Sprint® and Sprint PCS® brand names in our service area which is among the largest in population and subscribers of all of the Sprint PCS network partners and is contiguous with Sprint PCS’s launched markets.

For a discussion of Recent Developments, refer to our Liquidity and Capital Resources section below.

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

	Three-month period ended June 30,		Six-month period ended June 30,
	2004	2003	2004	2003
Subscribers
Gross Additions	79,172	66,240	180,874	159,358
Net Additions	17,358	8,878	55,145	34,501
Total Customers	668,705	593,068	668,705	593,068
Churn	2.9%	3.0%	3.0%	3.4%
Reseller subscribers	130,338	31,862	130,338	31,862
Average Revenue Per User, Monthly
Including Roaming	$70.97	$72.56	$71.07	$71.23
Without Roaming	$54.22	$54.59	$54.37	$54.34
Cost Per Gross Addition	$391	$368	$329	$334
Average Monthly MOUs Per Subscriber
Home	687	576	641	551
Roaming Off Our Network	226	176	221	168
System MOUs (Millions)
Subscriber	1,361	1,017	2,467	1,902
Roaming	615	427	1,186	779
Licensed POPs (Millions)	17.6	17.6	17.6	17.6
Covered POPs (Millions)	12.8	12.7	12.8	12.7
Towers (Owned and Leased)	1,905	1,850	1,905	1,850

Subscribers

We refer to our customers as “subscribers”. Gross additions refer to the total number of new subscribers added during the period. Net subscribers refer to the total number of new subscriber additions during the period reduced by any subscribers that have cancelled or terminated their service with us during this same period.

The number of gross and net additions increased for the three and six -month periods ended June 30, 2004 as compared to the three and six-month periods ended June 30, 2003 primarily as a result of our continuing marketing efforts to attract new subscribers and retain existing subscribers. During the three-month period ended June 30, 2004, we launched an advertising campaign designed to attract new subscribers in good credit standing. These efforts resulted in increasing our gross additions by 20% when comparing the three-month period ended June 30, 2004 to the three-month period ended June 30, 2003.

Churn

Churn is the monthly rate of customer turnover expressed as a percentage of our overall average customers for the reporting period. Customer turnover includes both customers that elected voluntarily to not continue using our service and customers that were involuntarily terminated from using our service because of non-payment. Churn is calculated by dividing the sum of (i) the number of customers that discontinue service; (ii) less those customers discontinuing their service within 30 days of their original activation date; (iii) adding back those customers that reactivate their service, by our overall average customers for the reporting period; and, (iv) dividing by the number of months in the period. The decrease in churn for the three-month period ended June 30, 2004 as compared to the three-month period ended June 30, 2003 was primarily as a result of the efforts described above.

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

Effective January 1, 2004, Sprint PCS reduced the reciprocal travel rate to $0.041 per minute in 2004 from $0.058 per minute in 2003. For the three-month period ended June 30, 2004, the reduction in the travel rate has resulted in a $9.6 million decrease to our revenues, a $7.9 million decrease to our expenses and a reduction to our cash flow of $1.7 million. For the six-month period ended June 30, 2004, the reduction in the travel rate has resulted in a $17.9 million decrease to our revenues, a $15.4 million decrease to our expenses and a reduction to our cash flow of $2.5 million.

Average Revenue per User

Average revenue per user (“ARPU”) is the average monthly service revenue per subscriber and is calculated by dividing total subscriber revenue for the period by the average number of subscribers during the period. We present ARPU excluding and including roaming revenue.

The decrease in ARPU including roaming for the three-month period ended June 30, 2004 as compared to the three-month period ended June 30, 2003 was primarily as a result of a decrease in revenues related to minutes over plan and a decrease in the reciprocal travel rate as discussed above. ARPU including roaming for the six-month period ended June 30, 2004 was comparable to the six-month period ended June 30, 2003.

The decrease in ARPU excluding roaming for the three-month period ended June 30, 2004 compared to the three-month period ended June 30, 2003 was primarily related to a decrease in revenues related to minutes over plan. ARPU excluding roaming for the six-month period ended June 30, 2004 was comparable to the six-month period ended June 30, 2003.

Reseller Subscribers

We participate in a reseller program in our service area through Sprint PCS as part of the partnership between Sprint PCS and Virgin Mobile USA, LLC (“Virgin”). The agreement allows Virgin to sell prepaid wireless services and pay us for use of our network on a per minute basis. The number of reseller subscribers increased for the three and six-month periods ended June 30, 2004 as compared to the three and six-month periods ended June 30, 2003 primarily as a result of marketing and sales efforts.

Cost per Gross Addition

Cost per gross addition (“CPGA”) summarizes the average cost to acquire new customers during the reporting period. CPGA is computed by adding selling and marketing expenses and cost of equipment and reducing the amount by the revenue from handset and accessory sales. The net amount is divided by the number of total new subscribers added for the period. The increase in CPGA for the three-month period ended June 30, 2004 as compared to the three-month period ended June 30, 2003 was primarily as a result of an overall increase in selling and marketing expenses and lower margins on handset sales partially offset by higher gross subscriber additions. The decrease in CPGA for the six-month period ended June 30, 2004 as compared to the six-month period ended June 30, 2003 was primarily as a result of an overall decrease in selling and marketing expenses and higher gross subscriber additions partially offset by lower margins on handset sales. Merchandise sales, Merchandise cost of sales and Selling and marketing expenses are further discussed below.

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

Three-Month Period Ended June 30, 2004 Compared to the Three-Month Period Ended June 30, 2003

Revenues

	Three-month period ended June 30,
	2004	2003
	(In thousands)
Subscriber revenues	$107,357	$96,396
Roaming revenues	33,174	31,735
Merchandise sales	6,946	4,885
Other revenues	415	664

Total revenues	$147,892	$133,680

Subscriber revenues

Total subscriber revenues were $107.4 million for the three-month period ended June 30, 2004 as compared to $96.4 million for the three-month period ended June 30, 2003, representing an increase of $11.0 million and was primarily as a result of an increase in subscribers as discussed in Subscriber Additions above.

Roaming revenues

Roaming revenues were $33.2 million for the three-month period ended June 30, 2004 as compared to $31.7 million for the three-month period ended June 30, 2003, representing an increase of $1.5 million and was primarily as a result of an increase of $7.9 million related to a higher volume of PCS subscribers traveling through our service area, an increase of $1.9 million related to data travel and an increase of $1.2 million related to other network usage including resellers offset by a decrease of $9.5 million related to our decrease in the reciprocal roaming rate as discussed in Subscriber and Roaming Revenue above. We provided service in 68 PCS markets at June 30, 2004 and June 30, 2003. We continue to add cell sites in locations that we believe will enhance service and increase roaming revenue.

Merchandise sales

Merchandise sales were $6.9 million for the three-month period ended June 30, 2004 as compared to $4.9 million for the three-month period ended June 30, 2003, representing an increase of $2.0 million. The increase is primarily as a result of an increase in sales to new subscribers, a reduction of our discount for handset sales to local agents and our July 1, 2003 adoption of EITF 00-21 as discussed in Note 1 to the unaudited condensed consolidated financial statement above. The cost of handsets typically exceeds the amount received from our subscribers because we subsidize the price of handsets to remain competitive in the marketplace.

Operating Expenses

	Three-month period ended June 30,
	2004	2003
	(In thousands)
Cost of service	$78,345	$76,045
Merchandise cost of sales	15,061	8,654
General & administrative	7,720	12,438
Sales & marketing	22,794	20,642
Non-cash stock compensation	44	987
Depreciation & amortization	21,231	29,484

Total operating expenses	$145,195	$148,250

Cost of service

Cost of service was $78.3 million for the three-month period ended June 30, 2004 as compared to $76.0 million for the three-month period ended June 30, 2003, representing an increase of $2.3 million. Increases primarily related to $1.5 million in travel, $1.3 million in Sprint PCS related charges that were primarily volume related and $0.8 million in lease expense related to a combination of annual rate increases, sale and leaseback arrangements and additional towers. Decreases primarily related to a $0.9 million reduction in certain independent agent expenses and a $0.4 million reduction in repairs and maintenance.

Merchandise cost of sales

Merchandise cost of sales was $15.1 million for the three-month period ended June 30, 2004 as compared to $8.7 million for the three-month period ended June 30, 2003, representing an increase of $6.4 million that was primarily as a result of the increase in sales to new subscribers, a marketing effort targeted at subscriber retention and our adoption of EITF 00-21 as discussed above. The cost of handsets typically exceeds the amount received from our subscribers because we subsidize the price of handsets to remain competitive in the marketplace.

General and administrative expenses

General and administrative expenses were $7.7 million for the three-month period ended June 30, 2004 as compared to $12.4 million for the three-month period ended June 30, 2003, representing a decrease of $4.7 million that is primarily related to a reduction in IWO restructuring expense and a one time charge in the three-month period ended June 30, 2003 of $3.9 million for professional fees related to an unsuccessful debt exchange.

Sales and marketing expenses

Sales and marketing expenses were $22.8 million for the three-month period ended June 30, 2004 as compared to $20.6 million for the three-month period ended June 30, 2003, representing an increase of $2.2 million that primarily as a result of a increase in advertising of $1.1 million, an increase in independent agent commissions and other expenses of $1.8 million related to new customer additions and an increase of $0.2 million in insurance costs that was partially offset by a reduction in sales wages of $0.9 million achieved as a result of cost initiatives that included the closing of certain under achieving retail outlets.

Non-cash stock compensation

Non-cash compensation was $44,000 for the three-month period ended June 30, 2004 as compared to $1.0 million for the three-month period ended June 30, 2003, representing a decrease of approximately $950,000. The non-cash stock compensation consists of compensation expense related to the granting of certain stock options for the Company’s stock in July 1999 and January 2000 with exercise prices less than the market value of the Company’s stock at the date of the grant and the impact of the stock options granted in connection with the IWO acquisition. The non-cash stock compensation expense is generally being amortized over a four-year period representing the vesting periods of the options.

Depreciation and amortization expense

Depreciation and amortization expense was $21.2 million for the three-month period ended June 30, 2004 million as compared to $29.5 million for the three-month period ended June 30, 2003 representing a decrease of $8.3 million that is primarily related to fully amortizing the IWO subscriber base established as a result of our April 1, 2002 IWO acquisition.

Other Income/(Expense)

	Three-month period ended June 30,
	2004	2003
	( In thousands)
Interest expense	$(23,409)	$(21,649)
Interest income	409	400
(Loss) gain on sale of assets	(160)	5
Loss on debt extinguishment	(54,493)	—

Total other expense	$(77,653)	$(21,244)

Interest expense was $23.4 million for the three-month period ended June 30, 2004 as compared to $21.6 million for the three-month period ended June 30, 2003, representing an increase of $1.8 million and is primarily the result of interest expense related to our IWO senior secured credit facility. All loans under the IWO senior secured credit facility, effective with the date of the default as discussed in Note 6 to the unaudited condensed consolidated financial statement above, bear interest at a rate of 4.25-4.75 percent above the agent bank’s prime rate.

Interest income was comparable at $0.4 million for the three-month period ended June 30, 2004 and the three-month period ended June 30, 2003.

Our loss on the sales of assets of $0.2 million in the three-month period ended June 30, 2004 consists primarily of the settlement of sales of various non-core assets entered into during an earlier period in 2004.

Loss on debt extinguishment

During the three-month period ended June 30, 2004, we successfully completed a new debt offering that consisted of $360.0 million of new senior secured notes. We used a portion of the proceeds to retire our senior secured credit facility and a portion of our existing notes. Additionally, we exchanged a portion of our existing notes for shares of our common stock. This resulted in a loss of $54.5 million. This transaction is detailed in Note 4 to the unaudited condensed consolidated financial statement above.

Six-Month Period Ended June 30, 2004 Compared to the Six-Month Period Ended June 30, 2003

Revenues

	Six-month period ended June 30,
	2004	2003
	(In thousands)
Subscriber revenues	$209,138	$187,744
Roaming revenues	64,257	58,342
Merchandise sales	15,270	11,071
Other revenues	838	1,252

Total revenues	$289,503	$258,409

Subscriber revenues

Total subscriber revenues were $209.1 million for the six-month period ended June 30, 2004 as compared to $187.7 million for the six-month period ended June 30, 2003, representing an increase of $21.4 million and was primarily as a result of an increase in subscribers as discussed in Subscriber Additions above.

Roaming revenues

Roaming revenues were $64.3 million for the six-month period ended June 30, 2004 as compared to $58.3 million for the six-month period ended June 30, 2003, representing an increase of $6.0 million and was primarily as a result of an increase of $17.3 million related to a higher volume of PCS subscribers traveling through our service area, an increase of $3.9 million related to data travel and an increase of $2.7 million related to other network usage including resellers offset by a decrease of $17.9 million related to our decrease in the reciprocal roaming rate as discussed in Subscriber and Roaming Revenue above. We provided service in 68 PCS markets at June 30, 2004 and June 30, 2003. We continue to add cell sites in locations that we believe will enhance service and increase roaming revenue.

Merchandise sales

Merchandise sales were $15.3 million for the six-month period ended June 30, 2004 as compared to $11.1 million for the six-month period ended June 30, 2003, representing an increase of $4.2 million. The increase is primarily as a result of an increase in sales to new subscribers, a reduction of our discount for handset sales to local agents and our July 1, 2003 adoption of EITF 00-21 as discussed in Note 1 to the unaudited condensed consolidated financial statement above. The cost of handsets typically exceeds the amount received from our subscribers because we subsidize the price of handsets to remain competitive in the marketplace.

Operating Expenses

	Six-month period ended June 30,
	2004	2003
	(In thousands)
Cost of service	$147,107	$153,326
Merchandise cost of sales	29,346	17,839
General & administrative	15,647	19,698
Sales & marketing	45,383	46,486
Non-cash stock compensation	89	1,973
Depreciation & amortization	50,631	59,142
IWO asset abandonment charge	—	12,403

Total operating expenses	$288,203	$310,867

Cost of service

Cost of service was $147.1 million for the six-month period ended June 30, 2004 as compared to $153.3 million for the six-month period ended June 30, 2003, representing a decrease of $6.2 million. Decreases primarily related to a $4.5 million reduction in bad debt expense that included a $1.3 million Sprint PCS settlement related to accounts previously written off; a $2.9 million reduction in Sprint PCS service bureau fees and other charges that included a $6.1 million adjustment of previously billed Sprint PCS service bureau fees and other charges and a reduction in 2004 service bureau fees over 2003 that was partially offset by an increase in fees and charges that are primarily volume related; reductions in property taxes and repairs and maintenance of $0.7 million each related primarily to tower sales; $0.7 million in circuit and usage rate reductions; and, a $0.6 million reduction in certain independent agent expenses. This was offset by increases primarily related to $2.9 million in higher travel expense and a $1.0 million increase in lease expense related to a combination of annual rate increases, sale and leaseback arrangements and additional towers.

Merchandise cost of sales

Merchandise cost of sales was $29.3 million for the six-month period ended June 30, 2004 as compared to $17.8 million for the six-month period ended June 30, 2003, representing an increase of $11.5 million that was primarily as a result of the increase in sales to new subscribers, a marketing effort targeted at subscriber retention and our adoption of EITF 00-21 as discussed above. The cost of handsets typically exceeds the amount received from our subscribers because we subsidize the price of handsets to remain competitive in the marketplace.

General and administrative expenses

General and administrative expenses were $15.6 million for the six-month period ended June 30, 2004 as compared to $19.7 million for the six-month period ended June 30, 2003, representing a decrease of $4.1 million that was primarily as a result of a one time charge in the six-month period ended June 30, 2003 of $3.9 million for professional fees related to an unsuccessful debt exchange.

Sales and marketing expenses

Sales and marketing expenses were $45.4 million for the six-month period ended June 30, 2004 as compared to $46.5 million for the six-month period ended June 30, 2003, representing a decrease of $1.1 million that was primarily as a result of a decrease in advertising of $1.0 million and a decrease in wages, taxes and benefits of $2.9 million related to store closings and other initiatives offset by an increase in independent agent commissions related to new customer additions of $2.8 million.

Non-cash stock compensation

Non-cash compensation was $89,000 for the six-month period ended June 30, 2004 as compared to $2.0 million for the six-month period ended June 30, 2003, representing a decrease of approximately $1.9 million. The non-cash stock compensation consists of compensation expense related to the granting of certain stock options for the Company’s stock in July 1999 and January 2000 with exercise prices less than the market value of the Company’s stock at the date of the grant and the impact of the stock options granted in connection with the IWO acquisition. The non-cash stock compensation expense is generally being amortized over a four-year period representing the vesting periods of the options.

Depreciation and amortization expense

Depreciation and amortization expense was $50.6 million for the six-month period ended June 30, 2004 as compared to $59.1 million for the six-month period ended June 30, 2003 representing a decrease of $8.5 million that is primarily related to fully amortizing the IWO subscriber base established as a result of our April 1, 2002 IWO acquisition.

Asset abandonment charge

During the six-month period ended June 30, 2003, we recorded a $12.4 million write off of IWO construction in progress and related lease expense due to abandoned cell site construction at IWO.

Other Income/(Expense)

	Six-month period ended June 30,
	2004	2003
	( In thousands)
Interest expense	$(48,245)	$(42,961)
Interest income	725	1,022
(Loss) gain on sale of assets	(655)	7
Loss on debt extinguishment	(54,493)	—

Total other expense	$(102,668)	$(41,932)

Interest expense was $48.2 million for the six-month period ended June 30, 2004 as compared to $43.0 million for the six-month period ended June 30, 2003, representing an increase of $5.2 million and is primarily the result of interest expense related to our IWO senior secured credit facility. All loans under the IWO senior secured credit facility, effective with the date of the default as discussed in Note 5 to the unaudited condensed consolidated financial statement above, bear interest at a rate of 4.25-4.75 percent above the agent bank’s prime rate.

Interest income was $0.7 million for the six-month period ended June 30, 2004 as compared to $1.0 million for the six-month period ended June 30, 2003, representing a decrease of $0.3 million. The decrease was primarily as a result of less cash and cash equivalents available for investment.

During the six-month period ended June 30, 2004, we sold various non-core assets including PCS licenses, towers, a minority interest in an unconsolidated affiliate and vehicles for approximately $21.2 million and recognized a $0.7 million loss on these transactions in the current period and a deferred gain of $2.3 million.

Loss on debt extinguishment

During the six-month period ended June 30, 2004, we successfully completed a new debt offering that consisted of $360.0 million of new senior secured notes. We used a portion of the proceeds to retire our senior secured credit facility and a portion of our existing notes. Additionally, we exchanged a portion of our existing notes for shares of our common stock. This resulted in a loss of $54.5 million. This transaction is detailed in Note 4 to the unaudited condensed consolidated financial statement above.

Discontinued operations

Our discontinued operations reflect the operating results of our cellular properties. In February 2004, we consummated the sale of our cellular operations, which included certain cellular towers, for $22.1 million and recognized a gain of $16.1 million that has been recorded as a gain on the disposal of discontinued operations.

Liquidity and Capital Resources

US Unwired and IWO have separate debt instruments. Under the terms of these debt instruments, funds available under the US Unwired debt instruments can only be used by US Unwired, and funds available under the IWO debt can only be used by IWO. US Unwired is not obligated for the payment of IWO’s debt, and IWO is not obligated for the payment of US Unwired’s debt.

US Unwired Liquidity

As of June 30, 2004, US Unwired had $156.7 million in cash and cash equivalents and $450.5 million in indebtedness.

During the three-month period ended June 30, 2004, we executed a series of transactions to restructure our debt.

Effective May 7, 2004, we and the holders of the US Unwired senior secured credit facility amended the US Unwired senior secured credit facility to permit US Unwired to issue common stock. As a part of this amendment, we agreed to a $6.8 million partial repayment, including fees of $0.6 million, of the US Unwired senior secured credit facility and a permanent reduction to its revolving loan commitment from $40.0 million to $2.0 million.

On May 12, 2004, we announced an offer to purchase for cash any and all of our US Unwired $400 million aggregate face value of 13 3/8 % senior subordinated discount notes due 2009. On May 26, 2004, we announced that we had received tenders for the majority of the aggregate face value of those notes, and we entered into a supplemental indenture that eliminated substantially all of the restrictive covenants and certain events of default in the related indenture. The amendments to the indenture became effective on June 16, 2004, when we purchased for $247.4 million approximately $235.8 million aggregate face value of our 13 3/8 % senior subordinated discount notes. We expensed off approximately $3.8 million in unamortized deferred financing fees related to the original issuance of our 13 3/8 % senior subordinated discount notes.

From May 26, 2004 to June 4, 2004, we issued approximately 34.5 million shares of our common stock in exchange for approximately $75.0 million aggregate face value of our 13 3/8 % senior subordinated discount notes. In making these exchanges, we relied upon an exemption from registration available under Section 3(a)(9) of the Securities Act. The fair value of the US Unwired common stock issued was approximately $96.4 million. We used the close price of the US Unwired common stock on the day preceding the execution of each exchange that was in a range of $2.73 to $3.04 per share.

On June 16, 2004, we completed our offering of $360 million of US Unwired senior secured notes, consisting of $125 million aggregate principal amount of first priority senior secured floating rate notes due 2010 “the 2010 Notes”) and $235 million aggregate principal amount of 10% second priority senior secured notes due 2012 (the “2012 Notes” and collectively “the new senior secured notes”), as further described in Note 5 to our condensed consolidated financial statements above. We incurred fees and expenses of approximately $15.6 million related to this transaction of which we will defer $14.7 million over the life of the new senior secured notes. A portion of the proceeds from the new senior secured notes was used to purchase $235.8 million aggregate face value of its 13 3/8% senior subordinated discount notes.

On June 16, 2004, in conjunction with the receipt of proceeds from its US Unwired new senior secured note offering as described above, we paid in full the $55.4 million outstanding balance and terminated the US Unwired senior credit facility. We incurred fees and expenses of $0.1 million related to these transactions and wrote off approximately $0.7 million in deferred financing fees related to the original issuance of the US Unwired senior secured credit facility.

In addition to the use of proceeds as described above, we retired approximately $3.7 million related to a promissory note and vendor financing.

We are required to utilize $75.0 million of cash immediately following the issuance of the US Unwired senior secured notes to permanently reduce at any time, or from time to time, the principal amount of the US Unwired new senior secured notes or the 133/8 % senior subordinated discount notes and may not utilize the cash for any other purpose.

On May 17, 2004, we issued guidance that we intend to expend between $27 million and $33 million for US Unwired capital expenditures in 2004. As of June 30, 2004, we had spent approximately $10.6 million for US Unwired capital expenditures.

We periodically review all charges from Sprint PCS and from time to time, may dispute certain of these charges. As of June 30, 2004, we had disputed approximately $24.0 million of charges to US Unwired. Based upon the information provided to us by Sprint PCS to date, we believe the accompanying condensed consolidated balance sheet adequately reflects our obligation that may be due to Sprint PCS for these charges. However, should these disputes be settled in a manner unsatisfactory to us, US Unwired’s cash flow would be adversely impacted to the extent of the unfavorable settlement.

Based on our operating forecasts, we believe that US Unwired will have sufficient cash to fund our operations, debt service and capital requirements over the next twelve months. However, US Unwired’s liquidity and ability to comply with these financial covenants is dependent upon a number of factors influencing forecasts of earnings and operating cash flows. These factors include subscriber growth, average monthly revenue per user (“ARPU”), customer turnover or “churn” and cost per gross addition (“CPGA”). These performance metrics are explained above.

IWO Liquidity

As of June 30, 2004, IWO had $40.2 million in cash, $8.2 million in restricted cash and indebtedness that consisted of $213.2 million related to the IWO senior secured credit facility and $139.3 million related to the IWO senior notes for a total of $352.5 million. A portion of the original proceeds of the IWO senior notes offering was set aside as restricted cash and used to make the first six scheduled interest payments on the IWO senior notes through January 2004.

On July 1, 2004, IWO issued a payment for $14.7 million in satisfaction of all delinquent interest amounts due on the IWO senior secured credit facility through June 30, 2004 that IWO had failed to make beginning in June 2003. A portion of the payment, amounting to approximately $8.2 million, was from IWO’s restricted cash account. Since March 2004, IWO has failed to make $5.5 million in principal payments due on the IWO senior secured credit facility. IWO was also not in compliance with its restrictive covenants under the IWO senior secured credit facility at June 30, 2004.

As a result of IWO’s failure to make scheduled principal payments and the covenant violations, IWO remains in default of the IWO senior secured credit facility at June 30, 2004 and the holders of the senior secured credit facility have denied IWO access to the remaining $25.2 million of availability. As a result, we have classified all outstanding indebtedness of both the IWO senior secured credit facility and the IWO senior notes as a current liability.

We have been unable to develop a business plan for IWO that provides sufficient cash to fund operations, debt service and capital requirements in 2004. We have been in discussions with the IWO creditors to arrive at a consensual restructuring to preserve liquidity but have been unable to arrive at an acceptable plan.

On March 18, 2004, IWO retained a Chief Restructuring Officer (“CRO”) to guide IWO’s restructuring efforts and, where appropriate, to manage IWO in the planning, process and emergence from reorganization through a Chapter 11 case. IWO anticipates seeking protection under Chapter 11 in 2004.

Effective April 1, 2004, IWO and US Unwired formalized its existing management arrangement with the execution of a management agreement engaging US Unwired to oversee, manage and supervise the development and operation of IWO. The 2004 monthly fee is comparable to monthly amounts previously billed and collected by US Unwired under the previous arrangement and allows for certain bonuses for the achievement of above targeted operating results. The agreement also includes a monthly restructuring fee and a bonus for a successful restructuring, an early termination fee if the agreement is terminated prior to December 31, 2005 and a deferred fee should the agreement not be extended beyond December 31, 2005.

As of June 30, 2004, IWO was not in default of its senior notes. However, on July 15, 2004, IWO failed to make a scheduled interest payment of $11.2 million on the IWO senior notes and the holders of the IWO senior notes may declare IWO to be in default if payment is not received by August 14, 2004. On June 22, 2004, IWO entered into an agreement with an ad hoc committee of IWO note holders owning approximately 68% of the IWO senior notes pursuant to which such holders agreed to, under certain circumstances, not take any action to enforce their rights including accelerating the principal amount of the IWO senior notes resulting from IWO’s failure to make the interest payment of $11.2 million due on the senior notes on July 15, 2004.

We periodically review all charges from Sprint PCS and from time to time, may dispute certain of these charges. As of June 30, 2004, we had disputed approximately $12.6 million of charges to IWO. Based upon the information provided to us by Sprint PCS to date, we believe the accompanying condensed consolidated balance sheet adequately reflects our obligation that may be due to Sprint PCS for these charges. However, should these disputes be settled in a manner unsatisfactory to us, IWO’s cash flow would be adversely impacted to the extent of the unfavorable settlement.

As a result of liquidity challenges, IWO has made the decision to reduce capital expenditures for network expansion. Included in this reduction are cell sites that IWO is required to construct to meet the build out requirements under the IWO Sprint management agreement. Failure to complete the build out of the IWO service area will place IWO in violation of the IWO Sprint management agreement. As a result, Sprint PCS could declare IWO in default and take action up to and including termination of the IWO Sprint management agreement. At June 30, 2004, IWO’s construction in progress included $5.7 million primarily related to cell sites that IWO plans to complete and management estimates that completion of these cell sites will require approximately $10.5 million in additional costs to complete construction and place these sites in operation. IWO anticipates that only a portion of these sites will be completed in 2004.

Due to restrictions in the US Unwired debt instruments, US Unwired cannot provide any capital or other financial support to IWO. Further, IWO creditors, IWO lenders and IWO note holders cannot place any liens or encumbrances on the assets of US Unwired. Should the holders of the IWO senior secured credit facility place IWO in default, US Unwired’s relationship with IWO may change and several alternatives exist ranging from working for the holders of the IWO senior secured credit facility and the holders of the IWO senior notes as a manager of the IWO territory, possibly subject to the approval by Sprint PCS, to no involvement with IWO at all.

Considering IWO’s default of the IWO senior secured credit facility and its liquidity as discussed above, there is substantial doubt about IWO’s ability to continue as a going concern.

Cash Flows

Net cash provided by operating activities during the six-month period ended June 30, 2004 was $42.0 million. Net cash provided by investing activities during the six-month period ended June 30, 2004 was $39.0 million and included $11.2 million in proceeds of restricted cash that was set aside for repayment of the IWO senior notes, $43.2 million in proceeds from the sale of assets and $500,000 in distributions from unconsolidated affiliates offset by $15.8 million for capital expenditures. Cash provided by financing activities during the six-month period ended June 30, 2004 was $18.7 million and included $358.4 million in proceeds from the issuance of new notes that was partially offset by $327.4 million in repayment of existing debt and $12.5 million in debt issuance costs.

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

As of June 30, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2004. There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

On July 11, 2003, the Company and two of its subsidiaries, Louisiana Unwired LLC and Texas Unwired (“the Company”), filed suit in federal court in Louisiana against Sprint Corporation, Sprint Spectrum, L.P., Wireless, L.P. and Sprintcom, Inc. (collectively, “Sprint”) and on September 25, 2003, the Company filed an amended complaint. The suit alleges violations of the Racketeer Influenced and Corrupt Organizations Act, breach of fiduciary duty, breach of contract, and fraud arising out of Sprint’s conduct in its dealings with the plaintiff companies. It seeks treble actual damages in unspecified amounts and appointment of a receiver or fiscal agent over property and assets controlled by Sprint. IWO is not a plaintiff in the original or the amended suit. On February 5, 2004, the U.S. District Court denied in all respects Sprint’s previously-filed motion for judgment on the pleadings, stated that it was amenable to allowing the Company to hire an outside accounting company or other expert to monitor monies received by Sprint, and agreed with the Company’s position that certain claims are subject to trial by jury in Louisiana. On March 8, 2004, the Company filed its Second Amended Complaint against Sprint to include certain additional factual allegations related to its claims, as requested by the Court’s February 5 Order. On April 8, 2004, Sprint filed its Answer, Defenses, and Counterclaim to the Company’s Second Amended Complaint, which included a claim that the Company owed Sprint approximately $16.3 million related to contractual disputes between the parties. IWO is not a defendant in this suit. On March 25, 2004, the Company filed an application to appoint an outside accounting company or other expert to contemporaneously monitor monies paid to Sprint from the Company’s customers. Sprint filed an objection to the Company’s application. On June 14, 2004, the District Court granted our motion to appoint an outside accounting company or other expert to the extent that the court announced its intention to appoint a special master for the limited purpose of determining if accounting procedures are being performed accurately and in compliance with the terms of the Company’s agreements with Sprint. The special master will report his or her findings to the court as findings of fact. The Company and Sprint have also submitted to the court an agreed-upon schedule to complete the discovery process during 2004 and the court has set a jury trial date for May 9, 2005. The Company does not believe that a negative outcome on Sprint’s counterclaim will have a material adverse effect on the Company.

Item 2.	Changes in Securities

From May 26, 2004 to June 4, 2004, US Unwired exchanged 34.5 million shares of its common stock for $75.0 million face amount of its US Unwired 13 3/8 % senior subordinated discount notes. Exemption for such transaction is claimed pursuant to Section 3(a)(9) of the Securities Act of 1933.

Item 3.	Defaults Upon Senior Securities

Since March 2004, Independent Wireless One Corporation, a wholly owned subsidiary of IWO, has failed to make $5.5 million principal payment and since June 30, 2003 has failed to make $14.7 million in interest payments on its amended and restated secured credit facility (“the IWO senior secured credit facility”) under which it may borrow up to $240 million in the aggregate consisting of up to $70 million in revolving loans and $170 million in term loans and was not in compliance with its restrictive covenants. On July 1, 2004, IWO issued a payment for $14.7 million in satisfaction of all delinquent interest due on the IWO senior secured credit facility. IWO remains delinquent on the principal payments of the IWO senior secured credit facility. As a result of the failure to make scheduled principal payments and the covenant violations, the Company was in default of the IWO senior secured credit facility at June 30, 2004.

As of June 30, 2004, IWO was not in default of its senior notes. However, on July 15, 2004, IWO failed to make a scheduled interest payment of $11.2 million on the IWO senior notes and the holders of the IWO senior notes may declare IWO to be in default if payment is not received by August 14, 2004. On June 22, 2004, IWO entered into an agreement with an ad hoc committee of IWO note holders owning approximately 68% of the IWO senior notes pursuant to which such holders agreed to, under certain circumstances, not take any action to enforce their rights including accelerating the principal amount of the IWO senior notes resulting from IWO’s failure to make the interest payment of $11.2 million due on the senior notes on July 15, 2004.

Item 5.	Other Information

Due to the separate debt structures of US Unwired and IWO, we are presenting financial and operational information for US Unwired excluding the operations of IWO. The tables below sets forth certain condensed financial information that has been derived from our unaudited condensed consolidated financial statements presented elsewhere in this filing. We have not consolidated the operations of IWO, but rather have included it substantially on the equity method of accounting. We have included in Investments In and Advances To Unconsolidated Affiliates IWO’s losses that exceed our investment in the operations of IWO and we have recorded as other revenue management fees that we derive from IWO. We have presented the information because we believe it is more meaningful to investors in the US Unwired notes, who will have no claim against the assets or business of IWO and are not likely to derive any value from our ownership of IWO’s common stock. The condensed financial statements that exclude the operations of IWO should be read in conjunction with the unaudited condensed consolidated financial statements, related notes and other financial information included in this filing.

Condensed consolidated balance sheet of US Unwired, excluding the operations of IWO

	June 30, 2004	December 31, 2003
	(Unaudited)
	($000s)
Assets
Current assets:
Cash and cash equivalents	$156,658	$64,856
Subscriber receivables, net	25,043	18,749
Other receivables	1,889	2,477
Inventory	2,977	3,996
Prepaid expenses and other assets	10,704	9,114
Receivables from related parties	809	686
Receivables from officers	86	85
Current assets related to discontinued operations	272	1,049

Total current assets	198,438	101,012
Property and equipment, net	220,728	245,615
Goodwill and other intangibles, net	60,223	61,848
Notes receivable from unconsolidated affiliates	1,925	1,887
Other assets	22,680	26,031
Non-current assets related to discontinued operations	—	4,770

Total assets	$503,994	$441,163

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$34,940	$24,298
Accrued expenses	45,806	38,886
Current maturities of long term obligations	478	11,145
Current liabilities related to discontinued operations	734	49

Total current liabilities	81,958	74,378
Long term obligations, net of current maturities	449,998	434,745
Long term obligations in default, net of current maturities	—	—
Deferred gain	29,594	29,836
Investments in and advances to unconsolidated affiliates	160,365	132,016
Stockholders’ deficit:
Common stock	1,635	1,288
Additional paid in capital	750,948	654,705
Retained deficit	(970,494)	(885,795)
Treasury stock	(10)	(10)

Total stockholders’ deficit	(217,921)	(229,812)

Total liabilities and stockholders’ deficit	$503,994	$441,163

Condensed consolidated statement of operations of US Unwired, excluding the operations of IWO

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
	($000s)
Revenue:
Subscriber	$72,210	$63,726	$141,020	$125,001
Roaming	24,176	23,567	46,785	43,243
Merchandise sales	4,777	3,407	10,816	7,842
Other revenue	2,774	2,938	5,032	5,401

Total revenue	103,937	93,638	203,653	181,487
Expense:
Cost of service	53,985	51,571	100,571	102,487
Merchandise cost of sales	10,279	6,290	20,422	12,964
General and administrative	5,846	10,977	12,447	16,299
Sales and marketing	15,302	14,047	30,517	31,346
Non-cash stock compensation	44	987	89	1,973
Depreciation and amortization	14,356	15,893	29,792	32,177

Total operating expense	99,812	99,765	193,838	197,246

Operating income (loss)	4,125	(6,127)	9,815	(15,759)
Other income (expense):
Interest expense	(15,862)	(12,249)	(29,068)	(24,068)
Gain (loss) on sale of assets	(160)	5	(630)	7
Loss on debt extinguishment	(54,493)	—	(54,493)	—

Total other expense	(70,515)	(12,244)	(84,191)	(24,061)
Loss from continuing operations before equity in losses of unconsolidated affiliates	(66,390)	(18,371)	(74,376)	(39,820)
Equity in losses of unconsolidated affiliates	(8,428)	(17,489)	(26,738)	(54,436)

Loss from continuing operations	(74,818)	(35,860)	(101,114)	(94,256)
Discontinued operations:
Gain (loss) on disposal of discontinued operations	(52)	—	16,131	—
Income (loss) from discontinued operations	(167)	840	284	1,764

	(219)	840	16,415	1,764

Net loss	$(75,037)	$(35,020)	$(84,699)	$(92,492)

Basic and diluted loss per share
Continuing operations	$(0.53)	$(0.28)	$(0.75)	$(0.73)
Discontinued operations	—	0.01	0.12	0.01

	$(0.53)	$(0.27)	$(0.63)	$(0.72)

Weighted average outstanding common shares	140,981	128,832	134,953	128,832

Condensed consolidated statement of cash flows of US Unwired, excluding the operations of IWO

	For the six months ended June 30,
	2004	2003
	($000s)
Cash flows from operating activities
Net cash provided by operating activities	$40,082	$35,917
Cash flows from investing activities
Proceeds from sale of assets	43,155	350
Distribution from unconsolidated affiliates	500	250
Payments for the purchase of equipment	(10,596)	(8,443)

Net cash provided by (used in) investing activities	33,059	(7,843)
Cash flows from financing activities
Proceeds from long-term debt	358,416	—
Proceeds from exercised options	194	—
Principal payments of long-term debt	(327,441)	(1,689)
Debt issuance cost	(12,508)	—

Net cash provided by (used in) financing activities	18,661	(1,689)

Net increase in cash and cash equivalents	91,802	26,385
Cash and cash equivalents at beginning of period	64,856	26,977

Cash and cash equivalents at end of period	$156,658	$53,362

PCS Performance Measurements and Metrics (Non-GAAP Terms) of US Unwired, excluding the operations of IWO

	Three-month period ended June 30,		Six-month period ended June 30,
	2004	2003	2004	2003
Subscribers
Gross Additions	54,679	44,756	129,107	111,315
Net Additions	11,395	4,404	44,119	25,310
Total Customers	442,668	382,781	442,668	382,781
Churn	3.0%	3.3%	3.1%	3.6%
Reseller subscribers	65,109	15,127	65,109	15,127
Average Revenue Per User, Monthly
Including Roaming	$75.53	$76.46	$74.42	$75.76
Without Roaming	$55.08	$55.81	$55.88	$56.29
Cost Per Gross Addition	$378	$372	$309	$321
Average Monthly MOUs Per Subscriber
Home	744	624	700	600
Roaming Off Our Network	249	192	243	183
System MOUs (Millions)
Subscriber	976	712	1,766	1,333
Roaming	449	315	861	573
Licensed POPs (Millions)	11.3	11.3	11.3	11.3
Covered POPs (Millions)	8.1	8.0	8.1	8.0
Towers (Owned and Leased)	1,208	1,188	1,208	1,188

RISK FACTORS

HOLDERS OF OUR COMMON STOCK AND PERSONS WHO ARE CONSIDERING AN INVESTMENT IN OUR COMMON STOCK SHOULD CAREFULLY CONSIDER THESE RISK FACTORS, IN ADDITION TO THE FACTORS DESCRIBED ELSEWHERE.

Introduction

In this Risk Factors section, unless the context indicates otherwise, “we” and “our” and “combined company” refer collectively to US Unwired and all of its subsidiaries. We use “US Unwired” to refer just to our parent company without reference to its subsidiaries. “LA Unwired” refers collectively to our subsidiaries Louisiana Unwired, LLC, Texas Unwired general partnership, and Georgia PCS Management, L.L.C. (“Georgia PCS”), which operate our southern group of markets located in portions of Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, Oklahoma, Tennessee and Texas. “IWO” refers to IWO Holdings Inc. and its subsidiaries, which operate our northern group of markets located in all or portions of Massachusetts, New Hampshire, New York, Pennsylvania and Vermont.

The risk factors described below are qualified and supplemented in their entirety by the discussions in Note 3 to the condensed consolidated financial statements included herein and in Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) under the captions “Overview” and “Liquidity.” These items contain important disclosures related to LA Unwired’s and IWO Holdings, Inc.’s current liquidity, debt, relationship with Sprint PCS and constraints on their respective businesses in the current environment. An adequate understanding of near term risks facing us requires consideration of the referenced discussions.

Risks Related to Our Stock Price

The stock price of US Unwired may continue to be unstable or depressed.

The market price of our common stock has declined significantly since 2000 and could be subject to fluctuations in response to factors such as the following, some of which are beyond our control:

•	quarterly variations in our operating results;

•	operating results that vary from the expectations of securities analysts and investors;

•	changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;

•	changes in our liquidity that may impact our ability to repay our debts;

•	changes in our relationship with IWO that may include being forced to seek bankruptcy protection for IWO and that may possibly include having no involvement with IWO at all;

•	possible significant increases in subscriber turnover with the introduction of wireless portability that was effective in all of our markets by May 2004;

•	changes in our relationship and that of other Sprint PCS affiliates with Sprint PCS;

•	announcements by Sprint PCS or Sprint PCS affiliates concerning developments or changes in its business, financial condition or results of operations, or in its expectations as to future financial performance;

•	announcements of technological innovations or new products and services by Sprint PCS or our competitors;

•	changes in results of operations, market valuations and investor perceptions of Sprint PCS, Sprint PCS affiliates or of other companies in the telecommunications industry in general and the wireless industry in particular, including our competitors;

•	departures of key personnel;

•	changes in laws and regulations;

•	significant claims or lawsuits;

•	the large number of US Unwired shares that can freely be sold in the public market, as described under the following italicized heading;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments; and

•	general economic and competitive conditions.

The number of shares of our common stock that is freely tradeable in the public market increased substantially in May and June 2004. Sales of unusually large numbers of shares of our common stock in the public market, or the perception that such sales could occur, could further depress our stock price.

In May and June 2004, we issued approximately 34.5 million additional shares of our common stock in exchange for approximately $75.0 million face amount of our outstanding 13 3/8% senior subordinated discount notes due 2009. These exchanges were made pursuant to an exemption from registration under the federal securities laws. These shares became freely tradeable in the public market as soon as they were issued.

The market price of our common stock could continue to be depressed if our stockholders sell large numbers of shares or if the market perceives that they intend to sell them. We cannot predict whether future sales of our common stock or the availability of our common stock for sale will adversely affect the market price for our common stock.

We rely on Sprint PCS for a substantial amount of our financial information. If that information is not accurate, the investment community could lose confidence in us.

Sprint PCS performs our billing, manages our accounts receivable and provides a substantial amount of financial data about our accounts. We use that information to calculate our financial results and to prepare our financial statements. If we later find errors in that information, we may be required to restate our financial statements. If that occurs with respect to us or any other Sprint PCS affiliate, investors and securities analysts may lose confidence in us. In fact, we and Sprint PCS have discovered billing and other errors or inaccuracies that have been material to us. If we are required to make adjustments to our financial statements as a result of these inaccuracies that could negatively affect the investment community’s perception of us. For more information about these inaccuracies, please see the section of these Risk Factors entitled “Risks Particular to Our Relationship with Sprint PCS.”

Our common stock was delisted from the Nasdaq National Market effective May 8, 2003 and is now quoted on the Over the Counter, or OTC, Bulletin Board.

Our common stock was delisted from the Nasdaq National Market effective May 8, 2003 and is now quoted on the OTC Bulletin Board. The stock was delisted because we did not meet Nasdaq’s requirements for continued listing related to our stock price and stockholders’ equity. Since then, we believe that it has become more difficult to buy and sell our shares and that securities analysts and news media have lost much of their interest in us. Additionally, we may become subject to SEC rules that affect “penny stocks,” which are stocks priced below $5.00 per share that are not quoted on a Nasdaq market. These rules would make it more difficult for brokers to find buyers for our shares and could lower the net sales prices that our stockholders are able to obtain.

If our common stock price remains low, we may not be willing or able to raise equity capital.

Our business is capital intensive, and we may contemplate raising equity capital in the future. A low stock price may inhibit our doing so, for two reasons:

•	We may be unwilling to sell our shares at such prices.

•	Investors may not be interested in a company whose shares are priced so low.

Risks Related to Our Business, Strategy and Operations

Our operating subsidiaries have not yet operated their PCS businesses profitably or achieved consistent positive cash flow.

We expect to continue to incur significant net losses and do not expect to achieve consistent positive cash flow while we complete and/or expand our PCS networks and build our customer base. Our ultimate profitability will depend upon many factors, including our ability to market our services successfully and operate our networks efficiently, in addition to numerous other factors that are described in this “Risk Factors” section. If we fail to achieve at least consistent positive cash flow within a reasonable period of time, we may not be able to service our debt and an investment in our securities may not have much value.

We may need additional financing, which may be unavailable or costly.

Our actual funding requirements could vary materially from our current estimates. We base our financial projections on assumptions that we believe are reasonable but which contain significant uncertainties that could affect our business, our future performance and our liquidity. Our ability to achieve and sustain operating profitability will depend on many factors, including Sprint’s success, our ability to market Sprint PCS products and services, manage churn, sustain monthly average revenues per user, and reduce operating expenses and maintain a moderate level of capital expenditures. In addition, our business, our future performance and our liquidity will be affected by general industry and market conditions and growth rates and general economic and political conditions, including the global economy and other future events.

Consequently, we may have to raise additional funds, which may be costly, to operate our business and provide other needed capital, and we may be unable to do so. If we were unable to raise such needed additional funds, we could have insufficient capital to meet our expenses and operate our business.

If our business strategies are not implemented or are unsuccessful, our business could be adversely affected.

Our strategies seek to (1) limit capital expenditures to required technical upgrades and add cell site coverage in areas that are expected to produce a positive return on investment, (2) minimize the number of our employees and our corporate overhead, (3) evaluate, and in certain cases renegotiate, certain expenses, (4) reduce customer turnover or churn rate, (5) maintain a good working relationship with Sprint PCS and (6) increase our market share among higher credit quality customers and require deposits for certain credit challenged subscribers or redirect them to our pre-pay programs. We have implemented all of these strategies, but it is still too early to determine whether these strategies will have any positive or negative long-term effect on our business. In particular:

•	Because technology in our business continually evolves, we may be required to spend significant amounts of money on capital expenditures or otherwise risk obsolescence.

•	We may lose customers if they are not satisfied with our coverage.

•	Although we have divested our cellular business and certain PCS licenses and we have sold 93 PCS and cellular towers during the six-month period ended June 30, 2004, the amounts realized have not been significant to our overall long-term cash flow requirements.

•	Our workforce may not be sufficient and our service may suffer because of it.

•	We may not be able to improve our cost structure because we cannot control the outcome of negotiations with counterparties, including Sprint PCS.

•	Our relationship with Sprint PCS could deteriorate further as a result of the lawsuits we have filed against Sprint and Sprint PCS and the counterclaims that Sprint and Sprint PCS have filed against us.

•	We may not be able to reduce customer churn, and the introduction of wireless number portability in all of our markets as of May 2004 may cause it to increase.

•	We may not be able to improve customer quality without restricting overall subscriber growth.

Continued financial difficulties or a bankruptcy filing by IWO could result in a potential loss of management fees from IWO, and a consolidation of US Unwired with IWO in a bankruptcy proceeding filed by IWO could have a material adverse effect on our liquidity and financial condition.

We anticipate seeking protection under the U.S. Bankruptcy Code for IWO in 2004. Effective April 1, 2004, IWO and US Unwired formalized its existing management arrangement with the execution of a management agreement engaging US Unwired to oversee, manage and supervise the development and operation of IWO. The 2004 monthly fee is comparable to monthly amounts previously billed and collected by US Unwired under the previous arrangement and allows for certain bonuses for the achievement of above targeted operating results. The agreement also includes a monthly restructuring fee and a bonus for a successful restructuring, an early termination fee if the agreement is terminated prior to December 31, 2005 and a deferred fee should the agreement not be extended beyond December 31, 2005. There is a risk that this arrangement could be terminated due to the uncertainties surrounding IWO. This result could occur if IWO were to file for bankruptcy or elect to reject or terminate this arrangement. Moreover, even if IWO does not file for bankruptcy, IWO’s lenders are entitled to designate a manager for the IWO business and may not choose us. In a bankruptcy case, IWO might also seek under the Bankruptcy Code to avoid, or to recover from us, pre-bankruptcy payments that it made to us with respect to such management fees. If the management agreement is terminated, we may not be able to reduce our expenses to the extent of the management fee revenue we would have realized.

In addition to the potential loss of management fees, if IWO were to file for bankruptcy it is possible that IWO, its creditors, or other parties in interest would seek to have the bankruptcy court substantively consolidate our business and assets with those of IWO. Although we believe that we and IWO have maintained separate operations and finances and that our creditors and IWO’s creditors have looked only to the separate assets and operations of each entity, substantive consolidation is an equitable remedy and would be based on an analysis of all of the facts if asserted. While we believe that our equity position in IWO currently has negligible value, in the event of a substantive consolidation, our assets and liabilities could be combined with those of IWO and administered by the bankruptcy court. This would trigger a default on our notes and adversely affect our liquidity and financial condition.

We will not receive as much cash from our reciprocal roaming agreements with Sprint PCS as we anticipated.

We are paid a fee from Sprint PCS for every minute that a Sprint PCS subscriber based outside of our markets uses our network. Similarly, we pay a fee to Sprint PCS for every minute that our subscribers use the Sprint PCS network outside our markets. Our subscribers may spend more time in other Sprint PCS coverage areas than we anticipate and Sprint PCS subscribers from outside our markets may spend less time in our markets or may use our services less than we anticipate. As a result, we may receive less Sprint PCS travel revenue than we anticipate or we may have to pay more Sprint PCS travel fees than the travel revenue we collect.

Under our agreements with Sprint PCS, we believe that Sprint PCS can change the fee, called a travel rate, within certain limitations, that we receive and pay for each Sprint PCS travel minute. Sprint PCS changed the reciprocal travel rate for Louisiana Unwired from $0.20 per minute in 2002 to $0.058 per minute in 2003 and for IWO, Georgia PCS and Texas Unwired from $0.10 per minute in 2002 to $0.058 per minute in 2003. Sprint PCS further decreased the rate for all of our markets from $0.058 per minute to $.041 per minute in 2004. We have notified Sprint and Sprint PCS that we believe these particular reductions are not in accordance with our agreements with Sprint PCS, and we have included these reductions among our claims in our lawsuit against Sprint and Sprint PCS that is discussed in more detail below under the caption “Risks Particular to Our Relationship with Sprint PCS.” However, any recovery against Sprint PCS for these reductions is uncertain. Currently the revenues we receive for subscribers of Sprint PCS and its other network partners using our networks exceed the expenses that we pay for our subscribers using their networks. The change in the travel rate will further materially decrease our revenues, expenses and our net travel position, which is the difference between travel revenue and travel expense, and will further materially decrease our cash flow from operations. For 2003, this reduction in the travel rate has resulted in a decrease to our revenues of approximately $133.4 million, a reduction to our expenses of $107.4 million and a reduction to our cash flow of $26.0 million. For the six-month period ended June 30, 2004, the reduction in the travel rate has resulted in a $17.9 million decrease to our revenues, a $15.4 million decrease to our expenses and a reduction to our cash flow of $2.5 million.

If we do not successfully manage our operations and expected growth, our operating performance may be adversely impacted.

Our operating subsidiaries have limited operating histories as Sprint PCS affiliates. Louisiana Unwired began operating as a Sprint PCS affiliate on June 8, 1998, IWO on January 5, 2000, Texas Unwired on January 7, 2000 and Georgia PCS on June 8, 1998. Our ability to achieve and sustain operating profitability will depend upon many factors, including our operating subsidiaries’ abilities to effectively market Sprint PCS services and manage customer turnover rates in their respective markets. To be successful, our operating subsidiaries will require continued development, construction, testing, deployment and operation of their respective networks. These activities are expected to place demands on our managerial, operational and financial resources.

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

LA Unwired has completed the network build-out that is required by its agreements with Sprint PCS. Nevertheless, we may decide from time to time to expand our network by building out additional portions of its markets to increase the population that is covered by its Sprint PCS service or we may acquire additional territory to be built out by acquiring additional markets from Sprint PCS or by acquiring other Sprint PCS network partners or “affiliates” that have not completed their build-out requirements. Due to liquidity issues as described in Note 3 above, IWO has not yet completed its required build-out and has determined to abandon the construction of cell sites that do not provide a sufficient level of enhanced coverage. In 2003, IWO recorded an asset abandonment charge of $12.1 million for the cell sites and related property leases of these abandoned cell sites. Included in this asset abandonment are cell sites that IWO is required to construct to meet the build out requirements under the IWO Sprint Management Agreement. Failure to complete the build-out of the IWO service area may place IWO in default of its Sprint PCS Management Agreement, and Sprint PCS may take actions up to and including termination of the Management Agreement.

In order to expand our service or complete network build-outs of IWO or other affiliates that we may acquire, we must successfully lease or otherwise retain rights to a sufficient number of radio communications and network control sites, complete the purchase and installation of equipment, build-out the physical infrastructure and test the network. Our operating subsidiaries must also meet all requirements of their agreements with Sprint PCS and all FCC requirements. One of these FCC requirements is that our networks not interfere with microwave radio systems. Compliance with that requirement could delay or impede expansion or build-out of our networks. Regulatory changes, engineering design changes and required technological upgrades could affect the number and location of our towers as well as our ability to obtain sufficient rights to meet our network build-out expansion goals or requirements. Some of the radio communications and network control sites required for IWO to complete its required build-out are likely to require zoning variances or other local governmental or third party approvals. The local governmental authorities in various locations in IWO’s markets have, at times, placed moratoriums on the construction of additional cell sites. The expansion of our networks or the completion of IWO’s build-out could also be impaired by changes Sprint PCS may make in its technology or network. Any failure by IWO to complete its network build-out on a timely basis may limit its network capacity and/or reduce the number of its expected new PCS subscribers, either of which could adversely affect our or IWO’s results of operations and financial condition or result in IWO’s breach of its agreements with Sprint PCS. Any failure by LA Unwired to expand its network on a timely basis may limit its network capacity and/or reduce the number of its expected new PCS subscribers, either of which could adversely affect our results of operations and financial condition or result in a loss of LA Unwired’s licenses.

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

Our liquidity situation forced us to sell assets without any certainty of improvement in our long-term financial condition.

Because our cash flow from operations may be insufficient in the long term to fund our capital requirements and our access to capital markets may be limited, we have sold certain assets that we consider non-core to our business consisting of our cellular business and certain non-essential PCS licenses. In the six-month period ended June 30, 2004, we sold 93 cellular and PCS towers for $11.6 million. Concurrent with the sale, we entered into operating leases for a portion of the antenna space on the sold PCS towers from the buyer for an initial term of ten years, renewable at our option for two additional ten-year terms at an initial rental of $1.5 million per year, increasing each year by 4% of the previous year’s rental. We also divested other non-core assets, including certain PCS licenses and a minority interest in an unconsolidated affiliate. We used a portion of the proceeds to partially repay the US Unwired senior secured credit facility. Although we have divested certain non-core assets, the amounts realized have not been significant to our overall long-term cash flow requirements because the lenders under the US Unwired senior secured credit facility required us to use a significant portion of the net proceeds from the non-core asset sales to repay bank debt.

We have sold most of the assets that we may sell under our existing agreements. Our ability to sell core assets is subject to several restrictions under the Sprint PCS agreements. We are subject to a prohibition on the sale of our operating assets to competitors of Sprint or Sprint PCS. Also, Sprint PCS has the right of first refusal on sales of operating assets to a third party, and under certain circumstances Sprint PCS could purchase our operating assets at a discount. See “Risks Particular to Our Relationship with Sprint PCS.” The indentures governing US Unwired’s and IWO’s senior notes also contain restrictions on our ability to sell assets. These and other restrictions may limit our ability to sell core assets and may also reduce the value a buyer would be willing to pay for such core assets.

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

From time to time, there is considerable demand for the communications equipment that we need to expand or complete our networks, and manufacturers of this equipment could have substantial backlogs of orders. Competitors who purchase large quantities of communications equipment may receive priority in the delivery of this equipment. If we cannot get this equipment, we may fail to expand or construct our networks in a timely manner or at all.

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

Any inability to expand or repair our networks, or to keep them repaired or to complete the IWO build-out, could have a material adverse effect on us.

Our territory has limited amounts of licensed spectrum, which may adversely affect the quality of our service and our results of operations.

We have sold eight non-core PCS licenses. LA Unwired still owns five PCS licenses with 10 MHz of spectrum each. Sprint PCS has licenses with 10 to 30 MHz of spectrum covering all of our territories, which we have an agreement to use. In the future, as the number of subscribers in our territories increases, this limited amount of licensed spectrum may not be able to accommodate increases in call volume, may lead to increased dropped or blocked calls and may limit our ability to offer enhanced services, all of which could result in increased customer turnover, or churn, and adversely affect our results of operations and financial condition.

If we lose the right to install our equipment on wireless towers or are unable to renew expiring leases for wireless towers on favorable terms or at all, our business and results of operations could be adversely impacted and we may not comply with our agreements with Sprint PCS.

Substantially all of the cell sites of our operating subsidiaries are installed on leased tower facilities that are shared with one or more other wireless service providers. In addition, a large portion of these leased tower sites are owned by a few tower companies. If a master agreement with one of these tower companies were to terminate, or if one of these tower companies were unable to support use of its tower sites by us, we would have to find new sites or be required to rebuild the affected portion of our networks. In addition, the concentration of our operating subsidiaries’ cell sites with a limited number of tower companies could adversely affect our results of operations and financial condition if any of our operating subsidiaries is unable to renew its expiring leases with these tower companies on favorable terms or at all. If any of the tower leasing companies that we do business with should experience severe financial difficulties, or file for bankruptcy protection, our ability to use our towers could be adversely affected. That, in turn, would adversely affect our revenues and financial condition if a material number of towers were involved and may result in non-compliance with our Sprint PCS management agreements.

The loss of the officers and skilled employees upon whom we depend to operate our business or the inability to attract additional personnel for our growth could adversely affect our results of operations.

Our business is managed by a small number of executive officers. We believe that our future success will depend in part on our continued ability to retain these executive officers and to attract and retain highly qualified technical and management personnel. We may not be successful in retaining key personnel or in attracting and retaining other highly qualified technical and management personnel. We have adopted a retention plan for our key employees under which they can receive a payment of 30% to 50% of their base salary in 2005, if they remain employed by us until the payout date in 2005 and if certain other conditions are met. We cannot guarantee that this plan will be successful. We do not maintain policies of life insurance on our key executives. In addition, we granted stock options as a method of attracting and retaining employees, to motivate performance and to align the interests of management with those of our stockholders. Due to the decline in the trading price of our common stock, a substantial number of the stock options held by our employees have an exercise price that is higher than the current trading price of our common stock, and therefore these stock options may not be effective in helping us to retain valuable employees.

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

Failure to overcome these risks or any other problems encountered in these transactions could have a material adverse effect on our business. In connection with these transactions, we may issue additional equity securities, and we may, subject to any necessary approval of bank credit facility lenders, incur additional debt or incur significant amortization expenses related to certain intangible assets connected with a newly acquired Sprint PCS management agreement or a newly acquired subscriber base.

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

As of June 30, 2004, LA Unwired covered approximately 72% of the resident population in its territory and IWO covered 76% of residents in its territory. IWO’s projected build-out plan, which has currently been suspended due to liquidity issues, and LA Unwired’s build-out do not cover all of their respective service areas. The coverage may not adequately serve the needs of the potential subscribers in the respective service areas or attract enough subscribers to operate our business successfully. To correct this potential problem, LA Unwired or IWO may have to cover a greater percentage of its territory than anticipated, which LA Unwired may not and IWO does not have the financial resources to complete or may be unable to do profitably.

Roaming revenue from subscribers of wireless communications providers other than Sprint PCS may decline in the future.

We derive a significant amount of roaming revenue from wireless communications providers other than Sprint PCS for permitting their subscribers to roam on our network when they are in our markets. We do not have agreements directly with these providers. If Sprint agrees to a lower negotiated rate, it will similarly lower our revenues. If rates offered by Sprint are not attractive, these other wireless communications providers may decide to build out their own networks in our markets or enter into roaming arrangements with our competitors who also have networks in our markets. A significant reduction in roaming rates or the loss of all or a significant portion of this roaming revenue would have a material adverse effect on our financial condition and results of operations.

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

We allow a company that is 50% owned by Sprint PCS to sell wireless products and services in our territories. Our networks provide the wireless services that are sold by this reseller in our territories. We receive income from the reseller that we consider to be a fair return for this use of our networks, but our margins are greater when we generate our own subscribers.

Risks Particular to the Indebtedness of the Combined Company

Note: We have two separate debt structures. Each of US Unwired and IWO has issued senior notes under agreements called indentures, and IWO has a senior credit facility with bank lenders. Because of restrictions in the indentures governing the senior notes and the credit agreement governing IWO’s senior credit facility, funds borrowed by US Unwired may not be used to finance IWO and IWO’s subsidiaries but are available for all of US Unwired’s other subsidiaries. Because of the same restrictions, funds borrowed by IWO may be used only to finance IWO and IWO’s subsidiaries. US Unwired and its other subsidiaries are not contractually responsible for the debts of IWO, and vice-versa.

Our substantial debt could adversely affect our financial condition and prevent us from fulfilling our obligations to our creditors.

We have a substantial amount of debt, which requires significant interest and principal payments. As of June 30, 2004, US Unwired and its subsidiaries other than IWO have approximately $450.5 million of total debt outstanding. IWO had an additional $352.5 of debt outstanding at that date. US Unwired no longer has a senior credit facility; however, the indentures governing its notes issued in June 2004 permit it to incur additional first lien indebtedness of up to $100 million without otherwise complying with any financial ratios. In addition, subject to the limits contained in the indentures governing the notes and any other debt instruments of US Unwired that might exist at that time, it may be able to incur substantial additional indebtedness from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If US Unwired does so, the risks related to our high level of debt could intensify. Specifically, our high level of debt could have important consequences, including the following:

•	making it more difficult for us to satisfy our debt obligations;

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements;

•	requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our flexibility in planning for and reacting to changes in the industry in which we compete;

•	placing us at a disadvantage compared to other less leveraged competitors; and

•	increasing our cost of borrowing.

Additionally, debt under some of US Unwired’s senior notes and IWO’s senior bank credit facility bears interest at variable rates that rise and fall as short-term interest rates rise and fall. This will result in higher interest expense if market interest rates increase, as we expect them to do. As a result of covenant violations and missed principal and interest payments, IWO has been in default of the IWO senior bank credit facility since March 2003. Effective as of the date of the first missed payment, we believe all loans under the IWO senior bank credit facility bear interest at a rate that is 4.25-4.75 percentage points above the agent bank’s prime rate.

Due to the liens on substantially all of our assets and the pledges of stock of our existing and future subsidiaries as collateral for our senior debt, our lenders and note holders may control our assets or the assets of our subsidiaries in the event of a default.

US Unwired may be unable and IWO is unable to service its debt.

US Unwired’s ability to make scheduled payments on or to refinance its obligations with respect to its debt will depend on our financial and operating performance, which will be affected by general economic, financial, competitive, business and other factors beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to service our debt or to fund our other liquidity needs. US Unwired no longer has a revolving credit facility in place to help meet liquidity needs and there can be no assurance that it will be able to obtain a revolving credit facility in the future.

On July 1, 2004, IWO issued a payment for $14.7 million in satisfaction of all delinquent interest amounts due on the IWO senior credit facility through June 30, 2004 that IWO had failed to make beginning in June 2003. A portion of the payment, amounting to approximately $8.2 million, was from IWO’s restricted cash account. Since March 2004, IWO has failed to make $5.5 million in principal payments due on the IWO senior credit facility. IWO did not make its required semi-annual interest payment of $11.2 million due on the IWO senior notes on July 15, 2004. On July 15, 2004, IWO entered into an agreement with an ad hoc committee of note holders representing 70% of IWO’s senior notes agreeing to, under certain circumstances, a forbearance until September 30, 2004 to not accelerate payment of the notes through an action of default as a result of IWO’s failure to make the interest payment.

If US Unwired is unable to meet its debt obligations or fund our other liquidity needs, US Unwired may need to restructure or refinance all or a portion of its debt on or before maturity or sell certain of our assets. IWO will need to restructure or refinance all or a portion of its debt on or before maturity or sell certain of its assets. We cannot assure you that we will be able to restructure or refinance any of our debt on commercially reasonable terms, if at all, which could cause us to default on our debt obligations and impair our liquidity. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations.

Our failure to generate the funds needed to pay our debts could, among other things, materially adversely affect the market value of US Unwired’s common stock or our other securities or result in lenders controlling our assets and those of our subsidiaries (other than unrestricted subsidiaries).

Our operations may be restricted by the terms of our debt, which could adversely affect us and increase our credit risk.

The indentures governing our senior notes, and IWO’s bank credit facility, include a number of significant restrictive covenants. These covenants could adversely affect us, and adversely affect investors, by limiting our ability to plan for or react to market conditions or to meet our capital needs. These covenants will, among other things, restrict our ability to:

•	incur more debt;

•	create liens;

•	pay dividends and make distributions or repurchase stock;

•	make investments;

•	merge or consolidate or transfer or sell assets; and

•	engage in transactions with affiliates.

A breach of a covenant or other provision in any debt instrument governing our current or future indebtedness could result in a default under that instrument and, due to cross-default and cross-acceleration provisions, could result in a default under our other debt instruments. Upon the occurrence of an event of default under our debt instruments, the lenders could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If we are unable to repay those amounts, the lenders could proceed against the collateral granted to them, if any, to secure the indebtedness. If the lenders under our current or future indebtedness accelerate the payment of the indebtedness, we cannot assure you that our assets or cash flow would be sufficient to repay in full our outstanding indebtedness. As a result of our note offering in June 2004, substantially all of the assets of US Unwired and its subsidiaries other than IWO are subject to the liens in favor of the holders of the notes. This may further limit our flexibility in obtaining secured or unsecured financing in the future.

IWO does not meet the conditions required under its credit facility, and its lenders have refused to make further funds available to it. Without additional funds, IWO will not be able to fund operating losses and working capital needs.

As of June 30, 2004, IWO had $8.2 million in restricted cash and no availability under its senior bank credit facility. The availability of IWO’s senior bank credit facility is subject to it meeting all of the conditions specified by the financing documents and, in addition, is subject at each funding date to specific conditions, including the following:

•	that the representations and warranties in its loan documents are true, correct and complete in all material respects;

•	that its financial and operating covenant tests are satisfied, such as:

•	minimum number of subscribers and minimum aggregate service revenue;

•	minimum coverage of subscribers in its territory;

•	various leverage tests;

•	a minimum debt service coverage test;

•	interest coverage tests; and

•	fixed charges.

•	that IWO is solvent; and

•	the absence of a default under its loan documents, including its indenture.

IWO was not in compliance with its restrictive covenants of its senior bank credit facility at June 30, 2004. On July 1, 2004, IWO issued a payment for $14.7 million in satisfaction of all delinquent interest amounts due on the IWO senior credit facility through June 30, 2004 that IWO had failed to make beginning in June 2003. A portion of the payment, amounting to approximately $8.2 million, was from IWO’s restricted cash account. Since March 2004, IWO has failed to make $5.5 million in principal payments due on the IWO senior credit facility. The holders of the IWO senior bank credit facility have denied IWO access to the remaining $25.2 million of availability as a result of covenant violations and the missed payments. If IWO’s lenders declare an event of default under IWO’s senior credit facility, it would be prohibited from paying its senior notes, which would cause a default under its indenture, or may result in IWO’s lenders controlling substantially all of its assets or accelerating the maturity of its debt. As a result of the missed payments, we have classified all of IWO’s outstanding indebtedness, including its senior bank credit facility and its senior notes, as a current liability. The Company is in discussions with the IWO banking group to arrive at an acceptable restructuring to preserve IWO liquidity but has been unable to develop an acceptable plan. We currently anticipate seeking bankruptcy protection for IWO in 2004.

Please see the discussion under “Risks Related to Factors Currently Affecting Our Business,” below.

If US Unwired or IWO needs additional financing that it cannot obtain, it may have to change its network construction plans and modify its business plan.

We are permitted to make a certain amount of additional borrowings, without the consent of our existing creditors, to finance any expansion of the PCS networks of LA Unwired. However, IWO would have to obtain the consent of its creditors to borrow additional money to fund its network construction.

IWO needs to make significant capital expenditures to complete its PCS network and has abandoned cell sites required to complete its build-out due to liquidity issues. IWO’s existing sources of capital are insufficient to fund its construction plans, and it will be required to obtain additional financing to fund its network completion, including the completion of the cell sites it has not abandoned.

In addition, US Unwired and IWO would have to obtain additional financing to fund their network expansion or construction plans, if:

•	US Unwired or IWO significantly departs from or changes its business plan;

•	US Unwired or IWO experiences unexpected delays or cost overruns in the expansion or completion of its network, including changes to the schedule or scope of the network build-out or expansion;

•	changes in technology or governmental regulations create unanticipated costs; or

•	US Unwired or IWO acquires additional licenses or Sprint PCS grants any of them more service areas to build out and manage.

We cannot predict whether any additional financing will be available to US Unwired or IWO or on what terms such financing would be available. If US Unwired or IWO needs additional financing that it cannot obtain, it will have to change its plans for the remainder of its network, which would adversely affect its expected future results of operations.

If a change in control of US Unwired or IWO occurs, the affected company may not be able to buy back its senior notes as required by its indenture.

If US Unwired or IWO has a change in control as defined under its indentures, the applicable company will be required to offer to buy back all of its outstanding senior notes. Any future credit arrangements or other debt agreements to which we become party may contain similar agreements. We cannot assure you that US Unwired or IWO will have or be able to borrow sufficient funds at the time of a change in control to perform this obligation. US Unwired’s or IWO’s requirement to buy back its notes or other debt upon a change in control could impair the value of US Unwired common stock and other securities or could cause a default under the affected company’s indentures, and potentially, other debt. In addition, a change in control as defined under IWO’s credit facility would cause it to default under that facility.

IWO’s lenders may declare its debt to be immediately due and payable and Sprint PCS may force it to sell its assets to Sprint PCS without our approval.

IWO has defaulted on its senior credit facility. If its lenders accelerate the maturity of its debt, or if US Unwired defaults under any future credit facility and its debt is accelerated, Sprint PCS has the option to purchase the affected company’s assets at a discount to market value and assume that company’s obligations under its senior credit facility without further approval of the stockholders of the affected company. If Sprint PCS does not exercise this option, the affected company’s lenders may sell its assets to third parties without further approval of the stockholders of the affected company.

IWO did not make its required semi-annual interest payment of $11.2 million due on the IWO senior notes on July 15, 2004. On July 15, 2004, IWO entered into an agreement with an ad hoc committee of note holders representing 70% of IWO’s senior notes agreeing to, under certain circumstances, a forbearance until September 30, 2004 to not accelerate payment of the notes through an action of default as a result of IWO’s failure to make the interest payment.

If IWO fails to pay the debt under its credit facility, Sprint PCS has the option of purchasing the affected company’s loans, giving Sprint PCS certain rights of a creditor to foreclose on that company’s assets.

Sprint PCS has contractual rights, triggered by an acceleration of the maturity of the debt under IWO’s senior credit facility pursuant to which Sprint PCS may purchase IWO’s obligations to its senior lenders and obtain the rights of a senior lender. To the extent Sprint PCS purchases these obligations, Sprint PCS’s interests as a creditor would likely conflict with our interests. Sprint PCS’s rights as a senior lender would enable it to exercise rights with respect to the affected company’s assets and its continuing relationship with Sprint PCS in a manner not otherwise permitted under IWO’s Sprint PCS agreements.

Risks Particular to Our Relationship with Sprint PCS

The termination of our affiliation with Sprint PCS or Sprint PCS’s failure to perform its obligations under the Sprint PCS agreements would severely restrict our ability to conduct our business.

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

•	These agreements give it the right to use the Sprint® and Sprint PCS® brand names and logos and related rights. If it loses these rights, our operations will be impaired.

•	These agreements impose strict requirements on the construction of each company’s network. IWO has not yet completed construction of its network and has determined to abandon the construction of certain cell sites that it is required to construct under its Sprint Agreement. If IWO does not meet its build-out requirements, these agreements may be terminated and IWO could lose the right to be the provider or sole provider of Sprint PCS products and services in IWO’s service area.

•	These agreements require our operating subsidiaries to meet strict technical requirements such as the percentage of time the network is operative, the percentage of dropped calls, the ratio of blocked call attempts to total call attempts, the ratio of call origination to termination failures, and call transport requirements for links between cell sites, switches and outside telephone systems. If these and other requirements are not met, Sprint PCS can terminate the affected agreements.

•	The Sprint PCS agreements of any of our operating subsidiaries may be terminated also if any of Sprint PCS’s FCC licenses are lost or jeopardized, or if the subsidiary becomes insolvent.

•	These agreements give Sprint PCS a substantial amount of influence and control over the conduct of each company’s business. Sprint PCS may make decisions that adversely affect our operating subsidiaries’ business, like introducing costly new products that fail in the marketplace or setting the prices for its national plans at levels that may not be economically sufficient for our operating subsidiaries’ business.

•	If any of our management agreements are terminated, we may be required to sell our operating assets to Sprint PCS. This sale may take place for a price equal to 72% of our entire business value, subject to valuation criteria and procedures contained in the agreement. The provisions of our management agreement that allow Sprint PCS to purchase our operating assets at a discount may limit our ability to sell our business, reduce the value a buyer would be willing to pay for our business and limit our ability to obtain new investment or support from any source. If we were to file for bankruptcy protection, the management agreement would provide Sprint PCS with various remedies, including purchase rights at a discount to market value, though we cannot predict if or to what extent such remedies would be enforceable. In addition, we may be very reluctant to reject the management agreement under Section 365 of the federal Bankruptcy Code because our ability to conduct our business without it would be severely restricted. If Sprint PCS were to file for bankruptcy, Sprint PCS may be able to reject the management agreement under Section 365 of the federal Bankruptcy Code. In addition, in the event of a Sprint PCS bankruptcy, the management agreement would provide us various remedies, including purchase and put rights, though we cannot predict if or to what extent our remedies would be enforceable. In any event, a bankruptcy by Sprint PCS could severely restrict our ability to conduct our business for the reasons set forth above.

•	The management agreements are not perpetual. If Sprint PCS decides not to renew the management agreements at the expiration of the 20-year initial term or any 10-year renewal term, the affected subsidiaries would no longer be a part of the Sprint PCS network.

•	Sprint PCS is permitted to terminate the management agreements for breach of any of the material terms of the agreements. These terms include operational and network requirements that are extremely technical and detailed and apply to each retail store, cell site and switch site. Many of these operational and network requirements can be changed by Sprint PCS with little notice. As a result, our operating subsidiaries may not always be in compliance with all requirements of the Sprint PCS agreements. Sprint PCS conducts periodic audits of compliance with various aspects of its program guidelines and identifies issues it believes need to be addressed. There may be substantial costs associated with remedying any non-compliance, and such costs may adversely affect our operating results and cash flow.

Sprint PCS may make business decisions that are not in our best interests, which may adversely affect the relationships of our operating subsidiaries with subscribers in their territories, increase their expenses and/or decrease their revenues.

Sprint PCS, under the Sprint PCS agreements, has a substantial amount of influence and control over the conduct of our business. Conflicts between us and Sprint PCS have arisen and may arise in the future and, if Sprint PCS owes us no duties except as set forth in the agreements, those conflicts may not be resolved in our favor. Accordingly, notwithstanding objections we have made or may make, Sprint PCS has made and may continue to make decisions that adversely affect LA Unwired’s or IWO’s business, such as the following:

•	Sprint PCS could price its national plans based on its own objectives and could set price levels or other terms that may not be economically sufficient for LA Unwired’s or IWO’s business;

•	Sprint PCS could raise the costs it charges us to perform back office services for LA Unwired and IWO or otherwise seek to increase what we pay Sprint PCS, or it could reduce levels of services it provides our operating subsidiaries;

•	Sprint PCS may elect, with little or no notification, to upgrade or convert its financial reporting, billing or inventory software or change third party service organizations that can adversely affect our ability to determine or report our operating results, adversely affect our ability to obtain handsets or adversely affect our subscriber relationships.

•	Sprint PCS has sought to charge us more as a result of launching the new “third generation,” or 3G, technology called “one times radio transmission technology,” or 1xRTT;

•	Sprint PCS prohibits LA Unwired or IWO from selling non-Sprint PCS approved equipment;

•	Sprint PCS could develop products and services, or establish credit policies such as the NDASL program that is described below, that adversely affect our business;

•	Sprint PCS has made and continues to make it very difficult and expensive for us to move, either in-house or to other vendors, services that they currently perform for us;

•	Sprint PCS is negotiating its fee structure with other Sprint PCS affiliates and, if we do not enter into negotiations with Sprint PCS, it may continue to increase the fees it charges to us. Moreover, Sprint PCS has not decreased the 2004 travel, or roaming, rate for Sprint PCS affiliates that have agreed to negotiate with it. We have been in discussions with Sprint PCS to modify certain components of IWO’s Sprint PCS management agreement including a fee simplification process, modification of certain build-out requirements and the settlement of IWO’s outstanding disputes with Sprint, but no definitive agreement has been reached at this time. We have had no such discussions with Sprint PCS as it relates to the affiliate agreements with other US Unwired subsidiaries. If our roaming rate further decreases, it would adversely affect our business because our roaming revenues typically exceed our roaming expenses.

•	Sprint PCS introduced a payment method for subscribers to pay the cost of service with us. This payment method did not initially have adequate controls or limitations, and we have discovered that some fraudulent payments were made to accounts using this payment method. Although we have strengthened the controls and limitations, we may not control payment methods and could experience difficulties in the future.

•	Sprint PCS could keep us from developing our own promotional plans that we may believe to be necessary to attract new subscribers or from selling equipment, such as handsets, selected by us;

•	Sprint PCS could, subject to limitations under LA Unwired’s and IWO’s Sprint PCS agreements, alter its network and technical requirements or request that LA Unwired or IWO build out additional areas within LA Unwired’s or IWO’s territories, which could result in increased equipment and build-out costs;

•	Sprint or Sprint PCS could make decisions which could adversely affect the Sprint® and Sprint PCS® brand names, products or services; and

•	Sprint PCS could decide not to renew the Sprint PCS agreements or to no longer perform its obligations, which would severely restrict LA Unwired’s and IWO’s ability to conduct business.

Decisions such as those referred to above could adversely affect our operating subsidiaries’ relationships with their subscribers by changing products, services and price plans to which those subscribers had become accustomed. Should Sprint PCS have a change of control, or should management of Sprint PCS change, the pace at which decisions such as the foregoing occur could change, increasing the risk of customer dissatisfaction. In fact, in 2003, Sprint made changes to its senior management, including replacing its chairman and chief executive officer and dismissing its president and chief operating officer.

We deal with Sprint PCS daily on a variety of issues. Sometimes we disagree with Sprint PCS or oppose what Sprint PCS would like us to do or require us to pay, and we have numerous disputes with Sprint PCS that we have as yet been unable to resolve, many of which we have described elsewhere in these Risk Factors. This occurs particularly when Sprint PCS tells us we must adopt business methods or pricing plans that we think will hurt our business. Our disputes with Sprint PCS, including our lawsuit against Sprint that is referred to in Note 7 to our condensed consolidated financial statements that are a part of this filing and is further described below, could adversely affect our relationship with Sprint PCS. Because we rely so heavily on our relationship with Sprint PCS, any deterioration of that relationship or of Sprint PCS’s desire to cooperate with LA Unwired or IWO could adversely affect our business. In addition, Sprint PCS’s level of control and influence over us would make it difficult for us to sell our business to anyone other than Sprint PCS.

In the future, we may approach Sprint PCS and seek to modify our management agreements and our other agreements with Sprint PCS and take other actions consistent with such objective. We have not determined whether we will approach Sprint PCS, and in the event we do, we can provide no assurance that any such modifications will be made.

If Sprint PCS decides to terminate its contracts with national retailers to whom we sell our products, our revenues would be materially and adversely impacted.

We rely on Sprint PCS to negotiate contracts with national retailers such as RadioShack and Best Buy to whom we sell our products. Sprint PCS currently does not allow us to enter into contracts with those retailers directly. Our sales to national retailers who have contracted with Sprint PCS account for almost 26% of our total sales. If Sprint PCS decides to terminate its contracts with such vendors and refuses to allow us to deal with them directly, our revenues would be materially adversely affected.

Sprint’s reintegration of its wireless and wireline operations could disrupt the services it provides to us.

In 2003, Sprint announced that it is reintegrating its wireless and wireline operations and will realign its internal resources. Instead of aligning its resources according to business segments, Sprint will focus on two distinct consumer types—businesses and individuals. The elimination of a separate division within Sprint that is focused specifically on PCS services could result in a disruption in the services Sprint provides to us, which could adversely affect our subscribers and lead to increased churn.

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

We and Sprint PCS have disputes concerning billing and other errors or inaccuracies. As of June 30, 2004, we and IWO had disputed approximately $24.0 million and $12.6 million, respectively, of charges from Sprint PCS. If we are required in the future to make additional adjustments or charges as a result of errors or inaccuracies in data provided to us by Sprint PCS, such adjustments or charges may have a material adverse effect on our financial results in the period that the adjustments or charges are made, on our ability to satisfy covenants contained in our debt instruments, and our ability to make fully informed business decisions.

The inability of Sprint PCS to maintain high quality back office services or our inability to use Sprint PCS’s back office services and third party vendors’ back office systems could lead to customer dissatisfaction, increase the loss of subscribers or otherwise increase our costs or adversely affect our businesses.

We rely on Sprint PCS’s internal support systems, including customer care, billing and other back office support. Our operations could be disrupted if Sprint PCS is unable to maintain and expand its internal support systems in a high quality manner, or to efficiently outsource those services and systems through third party vendors. We expect the rapid expansion of Sprint PCS’s business and the consolidation of back office services by Sprint PCS to continue to pose a significant challenge to its internal support systems. Additionally, Sprint PCS has relied on third party vendors for a significant number of important functions and components of its internal support systems and may continue to rely on these vendors in the future. We depend on Sprint PCS’s willingness to offer and provide back office services effectively and at competitive costs. Our agreements with Sprint PCS provide that, upon nine months’ prior written notice, Sprint PCS may elect to terminate any of these services. The inability of Sprint PCS to maintain high quality back office services, or provide us with adequate notification of our inability to use Sprint PCS’s back office services and third party vendors’ back office systems could lead to customer dissatisfaction, increase the loss of subscribers or otherwise disrupt our business and increase our costs. Additionally, we are dependent on Sprint PCS to assist us in transferring our back office services from Sprint PCS to a third party if we choose to do that, and any failure by Sprint PCS to cooperate in this effort, such as by making a transfer cost prohibitive, could have a similar adverse effect on us.

We rely on Sprint PCS to provide timely and accurate information to allow us to meet our financial reporting obligations. If material internal control weaknesses exist at Sprint PCS, we may not be able to provide timely and accurate information.

Inaccuracies in data provided by Sprint PCS could understate our expenses or overstate our revenues, result in out-of-period adjustments or lead us to make bad business decisions that may materially adversely affect our financial results.

A significant portion of “Cost of Service” expenses and “Roaming” revenues in our condensed consolidated financial statements relates to charges from Sprint PCS. In addition, because Sprint PCS provides billing and collection services for us, it collects cash from our subscribers on our behalf and remits that cash to us. As a result, we rely on Sprint PCS to provide accurate, timely and sufficient data and information to properly record our revenues, expenses and accounts receivables that underlie a substantial portion of our periodic financial statements and other financial disclosures.

We and Sprint PCS have discovered billing and other errors or inaccuracies that could be material to us. We have disputed invoices that Sprint PCS has sent us in the amount of $24.0 million for US Unwired and $12.6 million for IWO as of June 30, 2004. If we are required in the future to make adjustments or charges as a result of errors or inaccuracies in data provided to us by Sprint PCS, such adjustments or charges may have a material adverse effect on our financial results in the period that the adjustments or charges are made, and our ability to make fully informed business decisions.

Changes in Sprint PCS products and services may reduce customer additions and may be otherwise economically adverse.

The competitiveness and effective promotion of Sprint PCS products and services are key factors in our ability to attract and retain subscribers. For example, under the Sprint PCS service plans, subscribers who do not meet certain credit criteria can nevertheless select from the majority of plans offered subject to an account-spending limit, referred to as ASL, to control credit exposure. Account spending limits range from $125 to $250 depending on the credit quality of the customer. Prior to May 2001, all of these subscribers were required to make a deposit ranging from $125 to $250 that could be credited against future billings. In May 2001, a new Sprint PCS program, called NDASL for “no deposit account spending limit,” eliminated the deposit requirement on certain, but not all, credit classes. A significant amount of our new customer additions occurred in 2001 and 2002 under the NDASL program. Sprint PCS has replaced the NDASL program with the “Clear Pay Program”. The Clear Pay Program is substantially similar to the NDASL program but with an increased emphasis on payment of outstanding amounts. Under the Clear Pay Program, subscribers who do not meet certain credit criteria can select from the majority of plans offered, subject to an account-spending limit.

The NDASL program had the effect of increasing churn and bad debt expense and, though better than the NDASL program, the Clear Pay Program when initially introduced still caused an unfavorable rate of churn and bad debt. Sprint PCS has the right to end or materially change the terms of the Clear Pay Program. If Sprint PCS chooses to eliminate the Clear Pay Program, in which we are currently participating, or alter its features, the growth rate we expect to achieve may decrease. We requested and received, effective February 24, 2002, the ability to reinstate deposits in our territories for subscribers with poor or inadequate payment histories. We believe that reinstatement of the deposit has reduced the number of potential new subscribers in these markets. While deposits for Clear Pay customers provide us with protection against bad debt expense for sub-prime customers, it has and may continue to deter some people with sub-prime credit from becoming subscribers. As of June 30, 2004, approximately 21% of our subscribers had a credit rating placing them in the post-pay sub-prime category.

Sprint PCS may elect to offer additional programs that may attract high credit risk subscribers. Sprint PCS may not offer relief in any of such programs.

If Sprint PCS does not complete the construction of its nationwide PCS network, we may not be able to attract and retain subscribers.

Sprint PCS and its affiliates currently intend to cover a significant portion of the population of the United States, Puerto Rico and the U.S. Virgin Islands by creating a nationwide PCS network through Sprint PCS’s own construction efforts and those of its network partners like us. Sprint PCS and its affiliates are still constructing the nationwide network and do not yet offer PCS services, either on Sprint PCS’s own network or through its roaming agreements, everywhere in the United States.

If one of our subscribers travels in an area where a Sprint PCS or compatible system is not yet operational, the customer would not be able to make a call on that area’s system unless he or she has a telephone handset that can make calls on both systems. Generally, these handsets are more costly. Moreover, the Sprint PCS network does not allow for calls to be transferred without interruption between the Sprint PCS network and another wireless network. This means that a customer must end a call in progress and initiate a new call when entering an area not served by the Sprint PCS network. The quality of the service provided by another network may not be equivalent to that of the Sprint PCS network, and our subscribers may not be able to use some of the advanced features of its network. This could result in customer dissatisfaction and loss of subscribers.

Sprint PCS has entered into management agreements, similar to our agreements, with companies in other markets under its nationwide PCS build-out strategy. Our results of operations are dependent on Sprint PCS’s national network and, to a lesser extent, on the networks of Sprint PCS’s other network partners. Sprint PCS’s network may not provide nationwide coverage to the same extent as its competitors, which could adversely affect LA Unwired’s and IWO’s ability to attract and retain subscribers.

If Sprint PCS does not succeed, or if we do not maintain a good relationship with Sprint PCS, our business may not succeed.

If Sprint PCS has a significant disruption to its business plan or network, fails to operate its business in an efficient manner, or suffers a weakening of its brand name, our operations and profitability would likely be impaired. If Sprint PCS should have significant financial problems, including bankruptcy, our PCS business would suffer material adverse consequences that could include termination or revision of our Sprint PCS agreements. We use our relationship with Sprint PCS to obtain, at favorable prices, handsets and the equipment for the repair, construction or expansion and operation of our networks. Any disruption in our relationship with Sprint PCS could make it much more difficult for us to obtain this equipment.

On July 11, 2003, we filed suit in federal court in Louisiana against Sprint and Sprint PCS, and on September 25, 2003 we filed an amended complaint. The suit alleges violations of the Racketeer Influenced and Corrupt Organizations Act, breach of fiduciary duty, breach of contract, and fraud arising out of Sprint’s conduct in its dealings with us. It seeks treble actual damages in unspecified amounts and appointment of a receiver or fiscal agent over property and assets controlled by Sprint. IWO is not a plaintiff in the original or the amended suit. On February 5, 2004, the U.S. District Court denied in all respects Sprint’s motion for judgment on the pleadings, stating that it was amenable to allowing us to hire an outside accounting company or other expert to monitor monies received by Sprint, and agreed with our position that certain claims are subject to trial by jury in Louisiana. On March 8, 2004, we filed our Second Amended Complaint against Sprint to include certain additional factual allegations related to our claims, as requested by the Court’s February 5, 2004 Order. On April 8, 2004, Sprint filed its Answer, Defenses, and Counterclaim to our Second Amended Complaint, which included a claim that we owe Sprint approximately $16.3 million related to contractual disputes between the parties. IWO is not a defendant in this suit. On March 25, 2004, we filed an application to appoint an outside accounting company or other expert to monitor monies paid to Sprint from our customers. Sprint filed an objection to our application. On June 14, 2004, the U.S. District Court granted our motion to appoint an outside accounting company or other expert to the extent that the court announced its intent to appoint a special master for the limited purpose of determining if accounting procedures are being performed accurately and in compliance with the terms of our agreements with Sprint. The special master will report his or her findings to the court as findings of fact. We and Sprint also have submitted to the court an agreed-upon schedule to complete the discovery process during 2004 and the court has set a jury trial date for May 9, 2005.

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

If other network partners experience financial difficulties, the Sprint PCS network could be disrupted in the territories of those partners. If the Sprint PCS agreements of those partners are like ours, Sprint PCS would have the right to step in and operate the affected territory. Of course this right could be delayed or hindered by legal proceedings, including any bankruptcy proceeding relating to the affected network partner. Sprint PCS network partners iPCS, Inc. and Horizon have filed for bankruptcy, IWO is likely to do so, and other network partners may follow. The impact of these developments on the Sprint PCS network, on our funding and our relationship with Sprint PCS, and on our travel revenue from subscribers roaming in markets of bankrupt network partners may be materially adverse.

Material disruptions in the Sprint PCS network would have a material adverse effect on our ability to attract and retain subscribers.

Certain provisions of the Sprint PCS agreements may diminish the value of US Unwired common stock and other securities and restrict the sale of our business.

Under some circumstances and without further stockholder approval, Sprint PCS may purchase our operating assets at a discount. In addition, Sprint PCS must approve any change of control of the ownership of our operating subsidiaries and must consent to any assignment of our Sprint PCS agreements.

Sprint PCS also has a right of first refusal if we decide to sell our operating assets to a third party. We also are subject to a number of restrictions on the transfer of such assets, including a prohibition on the sale of operating assets to competitors of Sprint or Sprint PCS. These restrictions and other restrictions contained in the Sprint PCS agreements could adversely affect the value of US Unwired common stock and other securities, may limit our ability to sell our operating assets, may reduce the value a buyer would be willing to pay for them and may reduce our entire business value.

We may have difficulty in obtaining an adequate supply of certain handsets from Sprint PCS, which could adversely affect our results of operations.

We depend on our relationship with Sprint PCS to obtain handsets at a competitive cost. Sprint PCS orders handsets from various manufacturers. We could have difficulty obtaining specific types of handsets at a competitive cost and in a timely manner if:

•	Sprint PCS does not adequately project the need for handsets for itself, its Sprint PCS network partners and its other third party distribution channels, particularly in transitions to new technologies such as 3G;

•	Sprint PCS gives preference to other distribution channels;

•	we do not adequately project our need for handsets;

•	Sprint PCS modifies its handset logistics and delivery plan in a manner that restricts or delays our access to handsets; or

•	there is an adverse development in the relationship between Sprint PCS and its suppliers or vendors.

The occurrence of any of the foregoing could disrupt our customer service and/or result in a decrease in our subscribers, which could adversely affect our results of operations.

Non-renewal or revocation by the FCC of LA Unwired’s licenses or the Sprint PCS licenses LA Unwired or IWO uses would significantly harm the affected company’s business.

PCS licenses are subject to renewal and revocation by the FCC. The licenses in our territories will begin to expire in 2005 but may be renewed for additional ten-year terms. There may be opposition to renewal of these licenses upon their expiration, and the licenses may not be renewed. The FCC has adopted specific standards to apply to PCS license renewals. Any failure by Sprint PCS, LA Unwired or IWO to comply with these standards could cause revocation or forfeiture of the licenses for its territories. If any of the licenses of Sprint PCS that our operating subsidiaries are using should be lost, the affected subsidiary would be severely restricted in its ability to conduct its business. If we were to lose any of the licenses we own, we could replace it with a Sprint PCS license in the affected territory, but at a greater cost to us than the use of our own license.

If Sprint PCS does not maintain control over its licensed spectrum, the Sprint PCS agreements may be terminated, which would result in our inability to provide PCS service.

The FCC requires that license holders like Sprint PCS and LA Unwired maintain control of their licensed spectrum and not delegate control to third-party operators or managers. Although the Sprint PCS agreements with us reflect an arrangement that the parties believe meets the FCC requirements for licensee control of licensed spectrum, we cannot assure you that the FCC will agree. If the FCC were to determine that the Sprint PCS agreements need to be modified to increase the level of licensee control, we have agreed with Sprint PCS to use best efforts to modify the Sprint PCS agreements to comply with applicable law. If we cannot agree with Sprint PCS to modify the Sprint PCS agreements, the agreements may be terminated. If the Sprint PCS agreements are terminated, we would no longer be a part of the Sprint PCS network and we would be severely restricted in our ability to conduct business.

We have limited rights if Sprint PCS fails to perform its obligations to our operating subsidiaries under their agreements with Sprint PCS. Should that occur, the consequences to us would be severe.

If Sprint PCS fails to perform its obligations to our operating subsidiaries, the consequences to us would be severe. Our operating subsidiary could terminate its Sprint PCS agreements, but in that case it may have to discontinue its PCS business or to conduct it on a reduced scale. It would not be permitted to offer Sprint PCS products and services. We would in these events suffer material adverse consequences to our results of operations and financial condition. One remedy permitted under our agreements would be to require Sprint PCS either to purchase the affected operating subsidiary’s operating assets at a price that would be unfavorable to us, or to assign to our operating subsidiary limited amounts of Sprint PCS’s licensed spectrum for a price equal to the greater of 10% of the business value of our operating subsidiary or Sprint PCS’s original cost for the spectrum plus any costs incurred in relocating microwave radio systems. We may have other legal rights and remedies, but the enforcement or recourse against Sprint resulting from those rights or remedies would be uncertain.

Sprint PCS has notified us of charges and fees that it intends to pass on to us. We did not anticipate these charges and fees when we formulated our business plan. We believe these charges and fees are material, and if Sprint PCS is entitled to collect them, they could materially and adversely affect our results of operations and financial condition.

Sprint PCS has presented us with a number of charges and fees that we did not expect when we formulated our business plan, including:

•	New development costs and fees to upgrade Sprint PCS’s systems to cover new third generation technology services, such as 1xRTT, offered to our subscribers. We believe these costs and fees are already included in our management fee. In addition, Sprint PCS has begun billing us for back office services related to new technology that we believe are provided for under our existing arrangements.

•	Fees for services that Sprint PCS provides on our behalf, such as voice mail, operator services, second generation wireless web services, text messaging and voice command dialing, and fees for the information technology that supports Sprint PCS services such as these. We believe these charges and fees are already included in our management fee.

•	Fees for the maintenance of switches in the Sprint PCS network that we own. We have disputed the manner in which Sprint PCS allocates those fees among its affiliates and Sprint PCS.

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

The disputes were not resolved pursuant to the dispute resolution process and therefore we filed a lawsuit against Sprint and Sprint PCS related to disputes that had been subject to the resolution process and to other disputes among Sprint, Sprint PCS and us that are not within the scope of the dispute resolution process. Sprint and Sprint PCS have sued us for recovery of approximately $16.3 million of fees and other charges that we have disputed. The dispute resolution process under our agreements with Sprint PCS has been terminated.

The total amount of charges and fees we have disputed at June 30, 2004 is $24.0 million for US Unwired and $12.6 million for IWO. We believe that these charges and fees are material, and if Sprint PCS is entitled to collect them, they could have a material adverse effect on our results of operations or financial condition or both.

We rely on the use of the Sprint PCS® brand name and logo to market our services, and a loss of use of this brand and logo or a decrease in the attractiveness of this brand and logo to potential customers would significantly impair our ability to market our products.

The Sprint PCS® brand and logo are highly recognizable. If we lose our rights to use the Sprint PCS® brand and logo under our trademark and service mark license agreements, we would lose the advantages associated with marketing efforts conducted by Sprint PCS. If we lose the rights to use this brand and logo or the value of the brand and logo decreases, it is highly unlikely that customers would recognize our brand and we would have to spend significantly more money on advertising to create brand recognition.

Our July 2003 lawsuit against Sprint and Sprint PCS, which we amended in September 2003 and March 2004, may cause Sprint PCS to retaliate against us. The lawsuit and the countersuit filed by Sprint and Sprint PCS against us may also cause further deterioration in our relationship with Sprint and Sprint PCS.

Our lawsuit against Sprint and Sprint PCS alleges, among other things, that:

•	They have violated the Racketeer Influenced and Corrupt Organizations Act,

•	Their goal is to acquire us at a substantial discount by driving us to the brink of financial ruin,

•	They have committed fraud and extortion against us,

•	They have used certain of our assets without our consent and without properly compensating us,

•	They have improperly charged fees to us and misappropriated revenues, discounts and rebates that belong to us, and

•	They have violated certain provisions of our Sprint PCS management agreements.

The Sprint and Sprint PCS countersuit against us alleges that we have refused to pay Sprint certain fees and charges we are obligated to pay under our agreements with Sprint, currently amounting to over $16.3 million.

We had a tense relationship with Sprint PCS before we filed the lawsuit. Our allegations may cause further deterioration in that relationship, with the adverse effects that are described above. Should Sprint and Sprint PCS prevail in their claims, our liquidity could be further eroded.

If, despite our lawsuit, Sprint PCS succeeds in acquiring us at a substantial discount, our stockholders and creditors would be adversely affected.

Risks Particular to the Combined Company’s Industry

Our business may suffer because subscribers frequently disconnect their service in the PCS industry. The rate at which these disconnections occur, or churn, may be even higher in the future.

The PCS industry in general and Sprint PCS in particular have experienced a high rate of subscribers who disconnect their service. This rate is referred to as churn. We experienced even higher churn in 2002 due in large part, we believe, to the NDASL program that Sprint PCS introduced in May 2001 and the Clear Pay program that replaced NDASL. These programs are described under “Risks Particular to Our Relationship with Sprint PCS.” Although our churn declined in 2003, our future churn rate may be higher due to intense competition and general economic conditions, among other factors. Factors that tend to contribute to higher churn include:

•	wireless portability, which allows subscribers to retain their PCS numbers while changing wireless carriers. Wireless portability was introduced in one of our markets in November 2003 and became available in all of our markets in May 2004.

•	inability of subscribers to pay, which caused a significant percentage of our churn in 2002. We believe that a large portion of this churn is attributable to the NDASL and Clear Pay Program, which resulted in subscriber accounts with greater than normal credit risks.

•	our generous handset return policy, which makes it easier to cancel an account.

•	intense competition in our industry.

•	performance and coverage of our networks.

•	ineffective customer service.

•	increase in prices.

•	performance and reliability of handsets.

•	changes in our products and services.

A high rate of PCS subscriber churn could harm our competitive position and results of operations. We subsidize some of the costs of handsets for our new subscribers, pay commissions for new accounts and incur expenses to advertise and maintain a distribution network. When we experience a high rate of churn, we may not receive sufficient revenue to offset these costs. Sprint PCS may elect to offer additional programs that may attract high credit risk subscribers.

Sprint PCS and we face intense competition that may reduce its and our market share and harm its and our financial performance.

There is intense competition in the telecommunications industry. According to information it has filed with the SEC, Sprint PCS believes that the traditional dividing lines between long distance, local, wireless, and Internet services are increasingly becoming blurred. Through mergers, joint ventures and various service bundling strategies, major providers, including Sprint PCS, are striving to provide integrated solutions both within and across all geographical markets.

Sprint PCS expects competition to intensify as a result of the entrance of new competitors and the rapid development of new technologies, products, and services. Sprint PCS cannot predict which of many possible future technologies, products, or services will be important to maintain its competitive position or what expenditures will be required to develop and provide these technologies, products or services. Sprint PCS’s ability to compete successfully will depend on marketing, sales and service delivery and on its ability to anticipate and respond to various competitive factors affecting the industry, including new services that may be introduced, changes in consumer preferences, demographic trends, economic conditions, and discount pricing strategies by competitors. To the extent Sprint PCS does not keep pace with technological advances or fails to respond timely to changes in competitive factors in its industry, it could lose market share or experience a decline in revenue and net income.

Sprint PCS’ operations compete in markets served by other wireless service providers. A majority of the markets including each of the top 50 metropolitan markets have six or more wireless service providers. Many of these competitors have been operating for a number of years and serve a substantial subscriber base. In January 2003, the FCC rule imposing limits on the amount of spectrum that can be held by one provider in a specific market was lifted. Competition may continue to increase to the extent that there are mergers or other combinations involving our competitors or licenses are transferred from smaller stand-alone operators to larger, better capitalized and more experienced wireless communications operators. These wireless communications operators may be able to offer subscribers network features or products not offered by Sprint PCS. The actions of these wireless communications operators could negatively affect Sprint PCS’ and our customer churn, ability to attract new subscribers, average revenue per user and operating costs per customer.

Sprint PCS relies on agreements with competitors to provide automatic roaming capability to Sprint PCS subscribers in many of the areas of the United States not covered by the network operated by Sprint PCS and its network partners, like us. Certain of Sprint PCS’ competitors may be able to offer coverage in areas not served by Sprint PCS’ wireless network or may be able to offer roaming rates that are lower than those offered by Sprint PCS. Certain competitors have sought to modify the FCC’s rules to reduce access to their networks for automatic roaming in certain areas. Sprint PCS could incur additional costs to enable its customers to roam, or its customers could be unable to roam, in those markets where cellular operators do not make their network available for roaming or roaming is not technically feasible.

As of May 2004, all wireless service providers are required to offer a database solution for wireless local number portability, or WLNP, in the 100 largest metropolitan statistical areas. WLNP allows customers to retain, subject to certain geographical limitations, their existing telephone numbers when switching from one carrier to another. In addition to imposing increased costs on Sprint PCS operations, this enables Sprint PCS customers to move to other carriers without losing established telephone numbers and is therefore expected to increase churn during 2004.

Many wireless providers have been upgrading their systems and provide advanced and digital services to compete with Sprint PCS’ services. Many of these wireless providers require their subscribers to enter into long-term contracts, which may make it more difficult for Sprint PCS to attract subscribers away from these wireless providers.

Significant competition in the wireless communications services has resulted in us and our competitors offering lower prices and may result in our competitors offering new or better products and services. These factors could prevent us from operating profitably or reduce our profitability.

Competition in the wireless communications industry is intense. Our major competitors include such wireless companies as Verizon, T-Mobile, Cingular, AT&T Wireless, Nextel and Alltel. Our ability to compete will depend, in part, on our ability to anticipate and respond to various competitive factors affecting the telecommunications industry, including new services that may be introduced, changes in consumer preferences, demographic trends, economic conditions and discount pricing strategies by our competitors. We anticipate that competition will continue to cause the market prices for two-way wireless products and services to decline in the future. In order to attract new subscribers, we have offered steeper discounts on handsets and more generous service plans that may include more minutes and other enhancements such as complimentary periods of free data usage. Offering larger bundles of minutes at lower prices has resulted in a decrease in airtime revenue, which is the price a customer pays for using the service in excess of allotted minutes.

Our dependence on Sprint PCS to develop competitive products and services and the requirement that we obtain Sprint PCS’ consent to sell local pricing plans and equipment that Sprint PCS has not approved may limit our ability to keep pace with competitors on the introduction of new products, services and equipment. Many of these competitors are larger than us, may have entered the wireless communications services market before we did, possess greater resources and more extensive coverage areas, may offer lower rates, and may market other services, such as landline telephone service, cable television and Internet access, with their wireless communications services. In addition, we may be at a competitive disadvantage since we may have more debt than some of our competitors.

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

We believe that our ability to compete effectively with other wireless providers will depend on:

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

PCS providers in the United States use one of three technological standards. Even though the three standards share basic characteristics, they are not compatible or interchangeable with each other. We and Sprint PCS use the standard known as CDMA. If another standard becomes preferred in the industry, we may be at a competitive disadvantage. If Sprint PCS changes its standard, we will need to change ours as well, which will be costly and time consuming. If we cannot change the standard, we may not be able to compete with other systems.

The wireless communications industry is experiencing significant technological change, as evidenced by the increasing pace of digital upgrades in existing analog wireless systems, satellite coverage, evolving industry standards, ongoing improvements in the capacity and quality of digital technology, shorter development cycles for new products and enhancements and changes in end-user requirements and preferences. Technological advances and industry changes could cause the technology used on our networks to become obsolete. Sprint PCS may not be able to respond to such changes and implement new technology on a timely basis, or at an acceptable cost.

If Sprint PCS is unable to keep pace with these technological changes or changes in the wireless communications market based on industry consolidation, the effects of new regulations flowing from the

Telecommunications Act of 1996, or the uncertainty of future government regulation, then the technology used on our networks or our business strategy may become obsolete. In addition, some wireless carriers, including Sprint PCS and us, have implemented an upgrade to their digital systems known as one times radio transmission technology, or 1xRTT, which is also broadly known as a third generation technology throughout the industry. Some carriers are upgrading their digital systems to implement what is known as 1X EvDO, another 3G data technology that is more advanced than 1xRTT. 3G technology promises high-speed, always-on Internet connectivity and high-quality video and audio. We cannot assure you that we or Sprint PCS can implement 3G technology successfully or on a cost-effective basis.

Regulation by government and taxing agencies may increase our costs of providing service or require us to change our services, either of which could impair our financial performance.

Our operations and the operations of Sprint PCS are subject to varying degrees of regulation by the FCC, the Federal Trade Commission, the Federal Aviation Administration, the Environmental Protection Agency, the Occupational Safety and Health Administration and state and local regulatory agencies and legislative bodies. Adverse decisions or regulations of these regulators could negatively impact operations and costs of doing business. For example, changes in tax laws or the interpretation of existing tax laws by state and local authorities could subject us to increased income, sales, gross receipts or other tax costs or require that we alter the structure of our current relationship with Sprint PCS. In addition:

•	The loss of certain of our FCC licenses, or any of Sprint PCS’ FCC licenses in our service areas, may impair our business and operating results.

•	The FCC may revoke or refuse to renew any of such licenses at any time for cause. Cause could be a failure to comply with terms of the licenses or applicable FCC rules. We cannot ensure that these licenses will not be revoked or will be renewed when they expire.

•	The FCC has authority to review our conduct with Sprint PCS under our Sprint PCS agreements to ensure that it complies with all applicable FCC rules and decisions.

•	We may need to acquire additional licenses, which will require approval of regulatory authorities. These regulatory authorities may not grant approval in a timely manner, if at all.

•	All PCS licenses, including our own licenses and Sprint PCS’ licenses, are subject to the FCC’s build-out regulations. These regulations require license holders to offer specified levels of service to the population in their service areas within set time periods. If neither we nor Sprint PCS meets these requirements, the FCC could take back the portions of the service area that are not being served, impose fines or even revoke the related licenses.

•	The FCC has allocated additional spectrum that can be used to compete with us and may continue to offer additional spectrum for new carriers, or release unlicensed spectrum to the public, either of which could increase the competition we face.

•	The FCC imposes additional requirements on holders of PCS licenses reserved for small businesses. These licenses are called C-block and F-block licenses. We hold F-block licenses and must meet certain ownership requirements to hold them. While we believe we have met all such requirements, if we do not meet these requirements, the FCC could fine us, revoke our licenses or require us to restructure the ownership of these licenses.

•	The FCC now requires wireless carriers to permit users of wireless services to retain the same phone number if they change local wireless carriers. Prior to implementation, subscribers who changed carriers were also required to change phone numbers. We believe that this requirement, called portability, will increase churn by making it easier for subscribers to switch wireless carriers and will increase costs of retaining our overall subscriber base, as described further below.

•	Additionally, some rural wireline companies have requested from state public utility commissions an extension of time to comply with number portability requirements that, if granted, could delay our ability to attract wireline customers who wish to transfer their numbers to us.

•	Although the Telecommunications Act of 1934, as amended, preempts state and local regulation of market entry or the rates charged by a commercial mobile radio service, or CMRS, provider, states are permitted to regulate “other terms and conditions” of mobile service, such as billing practices and other consumer-related issues. Several states have commenced proceedings to implement consumer protection and service quality regulations that would impose substantial incremental costs across the industry. The location and construction of radio towers and antennas are also subject to a variety of state and local zoning, land use and regulatory requirements. The time needed to obtain zoning approvals for the construction of additional wireless facilities varies from market to market and state to state.

The introduction of wireless number portability is likely to lead to an increase in subscriber churn.

Phone number portability for wireless subscribers has been available in one of our markets since November 2003 and became available in all of our markets in May 2004. We believe that portability will make it easier for subscribers to switch wireless carriers, resulting in increased subscriber churn, increased costs associated with retaining our overall subscriber base and lower revenues. The manner in which wireless carriers implement this program may also adversely affect us.

In preparation for wireless local number portability, BellSouth, which is the wireline carrier in many of our markets, has discontinued a calling plan used by US Unwired that allowed BellSouth customers to call certain US Unwired customers without one-plus dialing. These changes may make it more difficult and expensive for callers to dial and may result in higher rates of churn.

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

Use of handsets may pose health risks, which could result in the reduced use of wireless services or liability for personal injury claims.

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

We may be subject to potential litigation relating to the use of wireless communications while driving. In addition, several state and local governments are considering, or have adopted, legislation that restricts the use of wireless handsets by drivers.

Some studies have indicated that some aspects of using wireless communications while driving may impair drivers’ attention in certain circumstances, making accidents more likely. These concerns could lead to potential litigation relating to accidents, deaths or serious bodily injuries, or to new restrictions or regulations on wireless communications use, any of which also could have material adverse effects on our results of operations.

A number of U.S. state and local governments are considering or have enacted legislation that would restrict or prohibit the use of a wireless handset while driving a vehicle or, alternatively, require the use of a hands-free telephone. Legislation of this sort was most recently enacted in the District of Columbia and New Jersey. If it continues to be enacted, it would likely require wireless service providers to provide hands-free enhanced services such as voice activated dialing and hands-free speakerphones and headsets to sustain revenue from subscribers, who make many of their calls while on the road. If we are unable to provide hands-free services and products to our subscribers in a timely and adequate fashion, the volume of wireless phone usage would likely decrease, and our ability to generate revenues would suffer. Moreover, studies have found that driver distraction can occur regardless of whether hand-held or hands-free handsets are used, and that phone conversations create much higher levels of driver distraction than listening to the radio or even driving under the influence of alcohol. If legislation is adopted in our service areas banning all phone use while driving, our revenues could be even more significantly impacted.

Environmental groups have asked the FCC to halt the building of towers used for transmission of wireless signals.

Environmental groups claim that towers used for transmission of wireless signals kill migratory birds. They have petitioned the FCC to study how many birds die from flying into towers, and have asked the FCC to halt tower construction until the study is completed. In February 2003, environmental groups filed suit against the FCC to force it to protect migratory birds from communication towers. On May 1, 2003, the FCC announced that it would launch a study of this issue but the lawsuit has since been dismissed. If we cannot build new towers, we may not be able to complete or expand our networks.

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

General Risks Currently Affecting Our Business

In 2002 and 2003, our business was adversely affected by our highly leveraged capital structure, increased competition, slower subscriber growth than we anticipated, uncertainties regarding churn due to the introduction of wireless number portability, our relationship with Sprint and Sprint PCS, general economic conditions and other factors. Although we have successfully restructured the debt for our southern markets group, and business has improved significantly for our subsidiaries other than IWO, IWO’s business has not improved substantially, and it is likely that IWO will not have enough cash to operate its business. IWO is already in default of its senior bank credit facility due to covenant violations and missed interest payments. The IWO bank lenders could demand payment of what we owe them, and they have already denied IWO access to the remaining available funds under the facility. If payment were demanded, we would also be in default under the IWO senior notes and the related indenture.

During 2002 and 2003, our business was adversely affected by the following factors:

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

In addition, there are other factors that could contribute to poor business conditions for us. These include:

•	Uncertainty whether our expected level of capital expenditures will be sufficient to support our networks.

•	Uncertainty about charges that Sprint PCS is seeking to impose on us, as described above.

•	Uncertainly as to our future relationship with Sprint and Sprint PCS as a result of outstanding litigation.

Although we have successfully restructured the debt for our southern markets group, and business has improved significantly for our subsidiaries other than IWO, IWO’s business has not improved substantially. As a result of our adverse business conditions, due to the above and other factors, IWO has failed to meet some of the financial covenants with its banks. Since March 2004, it has failed to make $5.5 million in principal payments on its $240 million senior bank credit facility.

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

Second, failure to meet a loan covenant allows the lender to declare the loan to be in default and to insist on payment of all amounts due under the loan. IWO would not have sufficient cash to repay these loans, and its failure to repay them, if repayment is demanded by the banks, would allow its note holders to declare a default under the indentures that govern its senior notes and to insist on payment of all amounts due under the senior notes. If these things happen and we are unable to work out a debt restructuring with IWO’s banks and note holders on mutually acceptable terms, we likely would have no other alternative than to seek protection for IWO under bankruptcy laws.

Third, even though IWO’s lenders have not insisted on payment, IWO’s debt has been classified as a current liability on our consolidated balance sheet and our outside auditors have placed a going concern qualification on their opinion on IWO’s financial statements.

We have been in discussions with the IWO banking group to arrive at an acceptable restructuring to preserve IWO’s liquidity, but have been unable to develop an acceptable plan. We anticipate seeking bankruptcy protection for IWO in 2004.

The economic downturn in the United States contributed to a general weakening of our business that did not improve until the beginning of the first quarter of 2004. If our business in general, and our sales and churn in particular, do not continue to improve, we may not have the financial and operational performance that we were expecting.

We have not achieved the number of new subscribers that we expected in our business plan. We attribute this in part to weak economic conditions, churn associated with high credit risk subscribers and intense price competition. In addition, our primary customer base is individual consumers. The weak economy may have hurt the ability of our existing subscribers, who are primarily individual consumers, to pay us on time, which may have forced or may force us to terminate their service. Furthermore, there is also uncertainty as to the extent of customer demand as well as the extent to which airtime and monthly recurring charges may continue to decline. If all of the foregoing events occur, our financial and operational performance may suffer.

Reduced consumer spending could negatively affect our results of operations.

Our primary customer base is individual consumers and our accounts receivable represent unsecured credit. If the economic downturn that the United States and our territories have recently experienced does not continue to improve and spending by individual consumers drops significantly, our business would continue to be negatively affected. Moreover, the recent upturn in the national economy did not result in significant improvement to our financial performance until the first quarter of 2004, and there is no assurance that the improvement will continue or be sustained. If interest rates begin to rise, as many economists believe they will, increased interest costs on consumer and mortgage debt may reduce subscribers’ funds allocated to wireless communications use.

Our allowance for doubtful accounts may not be sufficient to cover uncollectible accounts.

On an ongoing basis, we estimate the amount of customer receivables that we will not be able to collect. This allows us to calculate the expected loss on our receivables for the period we are reporting. Our allowance for doubtful accounts may underestimate actual unpaid receivables for various reasons, including:

•	adverse changes in our churn rate exceeding our estimates;

•	adverse changes in the economy generally exceeding our expectations; or

•	unanticipated changes in Sprint PCS’ products and services.

If our allowance for doubtful accounts is insufficient to cover losses on our receivables, our business, financial position or results of operations could be materially adversely affected.

Risks Related to Anti-Takeover Provisions

Anti-takeover provisions in US Unwired’s charter and by-laws will make it difficult for anyone to acquire US Unwired without approval of its board of directors (other than an acquisition of LA Unwired or IWO, or both, by Sprint PCS under the terms of our agreements with Sprint PCS that are described above).

US Unwired’s board of directors has implemented anti-takeover provisions. These anti-takeover provisions, and others, including a “poison pill” that our board of directors may decide to adopt hereafter, may discourage offers to acquire us and may permit our board of directors to choose not to entertain offers to purchase us, even offers that are at a substantial premium to the market price of our stock. Our stockholders may therefore be deprived of opportunities to profit from a sale of control.

Item 6.	Exhibits and Reports on Form 8-K

a.	Exhibits

The following exhibits are filed as part of this report:

3.1	Third Restated Articles of Incorporation of US Unwired Inc. (Incorporated by reference to Exhibit 3.1 to the Form 10-Q filed by US Unwired Inc. on May 9, 2002)

3.2	By-Laws of US Unwired Inc. as amended on April 29, 2003. (Incorporated by reference to Exhibit 3(ii) to the Form 10-Q filed by US Unwired Inc. on November 13, 2003)

4.1	Indenture dated as of October 29, 1999 among US Unwired Inc., the Guarantors (as defined therein) and State Street Bank and Trust Company. (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4, Registration Nos. 333-92271, 333-92271-01 and 333-92271-02, filed by US Unwired Inc., Louisiana Unwired, LLC and Unwired Telecom Corp. on December 7, 1999)

4.2	Pledge and Security Agreement dated as of October 29, 1999 by and between Louisiana Unwired LLC and State Street Bank and Trust Company. (Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4, Registration Nos. 333-92271, 333-92271-01 and 333-92271-02, filed by US Unwired Inc., Louisiana Unwired, LLC and Unwired Telecom Corp. on December 7, 1999)

4.3	Supplemental Indenture dated as of March 11, 2002, among Georgia PCS Management, LLC and Georgia PCS Leasing, LLC, both Georgia limited liability companies and subsidiaries of US Unwired Inc., the other Guarantors and State Street Bank and Trust Company, as trustee under the indenture. (Incorporated by reference to Exhibit 4(i)(d) to the Form 10-Q filed by US Unwired Inc. on August 14, 2002)

4.4	Supplemental Indenture, dated as of May 25, 2004, among US Unwired Inc., the Guarantors (as defined in the Indenture referred to therein) and U.S. Bank National Association as Trustee under the Indenture referred to therein. (Incorporated by reference to Exhibit 99.2 to the Form 8-K filed by US Unwired Inc. on May 28, 2004)

4.5	Registration Rights Agreement, dated as of June 16, 2004, by and among US Unwired Inc., Georgia PCS Leasing, LLC, Georgia PCS Management, L.L.C., Louisiana Unwired, LLC, Unwired Telecom Corp., Texas Unwired, Lehman Brothers Inc., Banc of America Securities LLC, and Bear, Stearns & Co. Inc. (Incorporated by reference to Exhibit 4.19 to the Registration Statement on Form S-4 filed by US Unwired Inc., Louisiana Unwired, LLC, Unwired Telecom Corp., Texas Unwired, Georgia PCS Management, L.L.C., and Georgia PCS Leasing, LLC on July 9, 2004, Registration No. 333-117284)

4.6	Indenture, dated as of June 16, 2004, between US Unwired Inc., the Guarantors listed therein and U.S. Bank National Association, as trustee for the 10% Second Priority Senior Secured Notes due 2012. (Incorporated by reference to Exhibit 4.20 to the Registration Statement on Form S-4 filed by US Unwired Inc., Louisiana Unwired, LLC, Unwired Telecom Corp., Texas Unwired, Georgia PCS Management, L.L.C., and Georgia PCS Leasing, LLC on July 9, 2004, Registration No. 333-117284)

4.7	Indenture, dated as of June 16, 2004, between US Unwired Inc., the Guarantors listed therein and U.S. Bank National Association, as trustee for the First Priority Senior Secured Floating Rate Notes due 2010. (Incorporated by reference to Exhibit 4.21 to the Registration Statement on Form S-4 filed by US Unwired Inc., Louisiana Unwired, LLC, Unwired Telecom Corp., Texas Unwired, Georgia PCS Management, L.L.C., and Georgia PCS Leasing, LLC on July 9, 2004, Registration No. 333-117284)

4.8	Intercreditor Agreement, dated as of June 16, 2004, between U.S. Bank National Association, as trustee for the 2010 Noteholders referred to therein, U.S. Bank National Association, as trustee for the 2012 Noteholders referred to therein, U.S. Bank National Association, as collateral agent pursuant to the 2010 Indenture and the 2012 Indenture referred to therein, US Unwired Inc., the Subsidiary Guarantors referred to therein, the Loan Parties referred to therein, and the Secured Parties and Secured Party Representatives referred to therein. (Incorporated by reference to Exhibit 4.22 to the Registration Statement on Form S-4 filed by US Unwired Inc., Louisiana Unwired, LLC, Unwired Telecom Corp., Texas Unwired, Georgia PCS Management, L.L.C., and Georgia PCS Leasing, LLC on July 9, 2004, Registration No. 333-117284)

4.9	Security Agreement, dated as of June 16, 2004, between US Unwired Inc., the Subsidiary Guarantors referred to therein, and U.S. Bank National Association, as collateral agent for the Secured Parties referred to therein. (Incorporated by reference to Exhibit 4.23 to the Registration Statement on Form S-4 filed by US Unwired Inc., Louisiana Unwired, LLC, Unwired Telecom Corp., Texas Unwired, Georgia PCS Management, L.L.C., and Georgia PCS Leasing, LLC on July 9, 2004, Registration No. 333-117284)

4.10	Intellectual Property Security Agreement, dated as of June 16, 2004, between US Unwired Inc., the Subsidiary Guarantors referred to therein, and U.S. Bank National Association, as collateral agent for the Secured Parties referred to therein. (Incorporated by reference to Exhibit 4.24 to the Registration Statement on Form S-4 filed by US Unwired Inc., Louisiana Unwired, LLC, Unwired Telecom Corp., Texas Unwired, Georgia PCS Management, L.L.C., and Georgia PCS Leasing, LLC on July 9, 2004, Registration No. 333-117284)

4.11	Purchase Agreement, dated June 10, 2004, by and among US Unwired Inc., Georgia PCS Leasing, LLC, Georgia PCS Management, L.L.C., Louisiana Unwired, LLC, Unwired Telecom Corp., Texas Unwired, Lehman Brothers Inc., Banc of America Securities LLC, and Bear, Sterns & Co. Inc. (Incorporated by reference to Exhibit 4.25 to the Registration Statement on Form S-4 filed by US Unwired Inc., Louisiana Unwired, LLC, Unwired Telecom Corp., Texas Unwired, Georgia PCS Management, L.L.C., and Georgia PCS Leasing, LLC on July 9, 2004, Registration No. 333-117284)

4.12	Multiple Indebtedness Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing by US Unwired Inc. in favor of U.S. Bank National Association, in its capacity as collateral agent, dated June 15, 2004. (Incorporated by reference to Exhibit 4.26 to the Registration Statement on Form S-4 filed by US Unwired Inc., Louisiana Unwired, LLC, Unwired Telecom Corp., Texas Unwired, Georgia PCS Management, L.L.C., and Georgia PCS Leasing, LLC on July 9, 2004, Registration No. 333-117284)

4.13	Forbearance Agreement dated June 22, 2004 between IWO and certain beneficial owners of the IWO 14% Senior Notes due 2011

10.1	Cameron Communications Service Agreement dated June 10, 1999, between Cameron Communications Corporation and US Unwired Inc. (Incorporated by reference to Exhibit 10.15 to Amendment No. 2 to the Registration Statement on Form S-4, Registration Nos. 333-92271, 333-92271-01 and 333-92271-02, filed by US Unwired Inc., Louisiana Unwired, LLC and Unwired Telecom Corp. on February 23, 2000)

10.2	Office and warehouse lease dated January 16, 2004 between US Unwired Inc. and UniBill, L.L.C. (Incorporated by reference to Exhibit 10.28 to the Registration Statement on Form S-4 filed by US Unwired Inc., Louisiana Unwired, LLC, Unwired Telecom Corp., Texas Unwired, Georgia PCS Management, L.L.C., and Georgia PCS Leasing, LLC on July 9, 2004, Registration No. 333-117284)

10.3	Management Agreement, dated as of April 1, 2004, by and among US Unwired Inc., IWO Holdings, Inc., Independent Wireless One Corporation, and Independent Wireless One Leased Realty Corporation. (Incorporated by reference to Exhibit 10.29 to the Registration Statement on Form S-4 filed by US Unwired Inc., Louisiana Unwired, LLC, Unwired Telecom Corp., Texas Unwired, Georgia PCS Management, L.L.C., and Georgia PCS Leasing, LLC on July 9, 2004, Registration No. 333-117284)

10.4	Letter Agreement, dated January 30, 2003, among Weil, Gotshal & Manges LLP, US Unwired Inc. and Brown Brothers Harriman & Co. (Incorporated by reference to Exhibit 10.30 to the Registration Statement on Form S-4 filed by US Unwired Inc., Louisiana Unwired, LLC, Unwired Telecom Corp., Texas Unwired, Georgia PCS Management, L.L.C., and Georgia PCS Leasing, LLC on July 9, 2004, Registration No. 333-117284)

31.1	Certification of President and Chief Executive Officer

31.2	Certification of Chief Financial Officer.

32.1	Section 1350 Certification of President and Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

99.1	Certain US Unwired Consolidating Financial Information

Registrant agrees to furnish to the Commission on request copies of any instrument defining the rights of holders of long-term debt the total amount of which does not exceed 10% of the total consolidated assets of the registrant and which is otherwise not filed as an exhibit.

b.	Reports on Form 8-K

We filed a Current Report on Form 8-K dated May 3, 2004 pursuant to Item 12 of Form 8-K containing a press release announcing our earnings for the fiscal quarter ended March 31, 2004 and containing a transcript of our May 4, 2004 conference call discussing our earnings for the fiscal quarter ended March 31, 2004.

We filed a Current Report on Form 8-K dated May 12, 2004 containing a press release announcing that we had offered to purchase for cash any and all of our $400,000,000 aggregate face amount of 13 3/8% senior subordinated discount notes due 2009.

We filed a Current Report on Form 8-K dated May 17, 2004 containing a press release announcing financial guidance, excluding our wholly owned subsidiary, IWO Holdings, for the 2004 calendar year.

We filed a Current Report on Form 8-K dated May 26, 2004 containing a press release announcing that pursuant to our previously announced tender offer and consent solicitation for any and all of our $400,000,000 aggregate face amount of
13 3/8% senior subordinated discount notes due 2009, that we had received the requisite consents to adopt the proposed amendments to the indenture governing the Notes. We also filed a copy of a Fourth Amendment to the US Unwired Inc. Credit Agreement and a press release announcing that we had entered into exchange agreements pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended.

We filed a Current Report on Form 8-K dated June 1, 2004 containing a press release announcing that we had entered into exchange agreements that will complete a program to retire $75 million face amount of our 13 3/8% senior subordinated discount notes due 2009 through a series of debt for equity exchanges effected pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended.

We filed a Current Report on Form 8-K dated June 1, 2004 containing a press release announcing our intent to offer $125,000,000 aggregate principal amount of First Priority Senior Secured Floating Rate Notes due 2010 and $160,000,000 aggregate principal amount of Second Priority Senior Secured Notes due 2012 and portions of our preliminary offering memorandum related to the proposed offering.

We filed a Current Report on Form 8-K dated June 9, 2004 containing press releases announcing the extension of the expiration date of our offer to purchase for cash any and all of our outstanding $400,000,000 face amount of 13 3/8% Senior Subordinated Discount Notes due 2009 and the pricing of our offering of $360 million aggregate principal amount of senior secured notes.

We filed a Current Report on Form 8-K dated June 16, 2004 containing a press release announcing that we closed our previously announced offering of $360 million of senior secured notes, consisting of

$125 million aggregate principal amount of first priority senior secured floating rate notes due 2010 and $235 million aggregate principal amount of 10% second priority senior secured notes due 2012. In addition, we announced that we paid in full and terminated our existing senior secured credit facility and purchased $235.8 million face amount of our outstanding 13  3/8% Senior Subordinated Discount Notes due 2009.

We filed a Current Report on Form 8-K dated June 23, 2004 containing a presentation of management to be made on that date.

We filed a Current Report on Form 8-K dated July 7, 2004 containing a press release announcing that the board of directors of IWO Holdings, Inc. (“IWO”), and IWO’s senior lenders have reached an agreement under which US Unwired would continue to manage IWO through 2005 and that IWO may extend the agreement through 2006. We also explained that we made certain reclassifications to our consolidated financial statements for each of the three years ending December 31, 2003, which we filed with the Current Report, to be consistent with reclassifications made during the three-month period ended March 31, 2004 included in the Form 10-Q filed with the Securities and Exchange Commission on May 3, 2004. The reclassifications were between the expense categories of Cost of service, General and administrative and Sales and marketing and reclassified financial information was provided. The financial statements included in the Current Report were our balance sheets at December 2003 and 2002, and our consolidated statements of operations, consolidated statements of stockholders’ equity (deficit) and our consolidated statements of cash flows for each of the three years in the period ended December 31, 2003, with accompanying notes.

All of the Current Reports listed above were filed pursuant to Item 5 of Form 8-K, unless otherwise noted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

July 26, 2004	US UNWIRED INC.

By: /s/ Jerry E. Vaughn
Jerry E. Vaughn
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Third Restated Articles of Incorporation of US Unwired Inc. (Incorporated by reference to Exhibit 3.1 to the Form 10-Q filed by US Unwired Inc. on May 9, 2002)

3.2	By-Laws of US Unwired Inc. as amended on April 29, 2003. (Incorporated by reference to Exhibit 3(ii) to the Form 10-Q filed by US Unwired Inc. on November 13, 2003)

4.1	Indenture dated as of October 29, 1999 among US Unwired Inc., the Guarantors (as defined therein) and State Street Bank and Trust Company. (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4, Registration Nos. 333-92271, 333-92271-01 and 333-92271-02, filed by US Unwired Inc., Louisiana Unwired, LLC and Unwired Telecom Corp. on December 7, 1999)

4.2	Pledge and Security Agreement dated as of October 29, 1999 by and between Louisiana Unwired LLC and State Street Bank and Trust Company. (Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4, Registration Nos. 333-92271, 333-92271-01 and 333-92271-02, filed by US Unwired Inc., Louisiana Unwired, LLC and Unwired Telecom Corp. on December 7, 1999)

4.3	Supplemental Indenture dated as of March 11, 2002, among Georgia PCS Management, LLC and Georgia PCS Leasing, LLC, both Georgia limited liability companies and subsidiaries of US Unwired Inc., the other Guarantors and State Street Bank and Trust Company, as trustee under the indenture. (Incorporated by reference to Exhibit 4(i)(d) to the Form 10-Q filed by US Unwired Inc. on August 14, 2002)

4.4	Supplemental Indenture, dated as of May 25, 2004, among US Unwired Inc., the Guarantors (as defined in the Indenture referred to therein) and U.S. Bank National Association as Trustee under the Indenture referred to therein. (Incorporated by reference to Exhibit 99.2 to the Form 8-K filed by US Unwired Inc. on May 28, 2004)

4.5	Registration Rights Agreement, dated as of June 16, 2004, by and among US Unwired Inc., Georgia PCS Leasing, LLC, Georgia PCS Management, L.L.C., Louisiana Unwired, LLC, Unwired Telecom Corp., Texas Unwired, Lehman Brothers Inc., Banc of America Securities LLC, and Bear, Stearns & Co. Inc. (Incorporated by reference to Exhibit 4.19 to the Registration Statement on Form S-4 filed by US Unwired Inc., Louisiana Unwired, LLC, Unwired Telecom Corp., Texas Unwired, Georgia PCS Management, L.L.C., and Georgia PCS Leasing, LLC on July 9, 2004, Registration No. 333-117284)

4.6	Indenture, dated as of June 16, 2004, between US Unwired Inc., the Guarantors listed therein and U.S. Bank National Association, as trustee for the 10% Second Priority Senior Secured Notes due 2012. (Incorporated by reference to Exhibit 4.20 to the Registration Statement on Form S-4 filed by US Unwired Inc., Louisiana Unwired, LLC, Unwired Telecom Corp., Texas Unwired, Georgia PCS Management, L.L.C., and Georgia PCS Leasing, LLC on July 9, 2004, Registration No. 333-117284)

4.7	Indenture, dated as of June 16, 2004, between US Unwired Inc., the Guarantors listed therein and U.S. Bank National Association, as trustee for the First Priority Senior Secured Floating Rate Notes due 2010. (Incorporated by reference to Exhibit 4.21 to the Registration Statement on Form S-4 filed by US Unwired Inc., Louisiana Unwired, LLC, Unwired Telecom Corp., Texas Unwired, Georgia PCS Management, L.L.C., and Georgia PCS Leasing, LLC on July 9, 2004, Registration No. 333-117284)

Exhibit Number	Description

4.8	Intercreditor Agreement, dated as of June 16, 2004, between U.S. Bank National Association, as trustee for the 2010 Noteholders referred to therein, U.S. Bank National Association, as trustee for the 2012 Noteholders referred to therein, U.S. Bank National Association, as collateral agent pursuant to the 2010 Indenture and the 2012 Indenture referred to therein, US Unwired Inc., the Subsidiary Guarantors referred to therein, the Loan Parties referred to therein, and the Secured Parties and Secured Party Representatives referred to therein. (Incorporated by reference to Exhibit 4.22 to the Registration Statement on Form S-4 filed by US Unwired Inc., Louisiana Unwired, LLC, Unwired Telecom Corp., Texas Unwired, Georgia PCS Management, L.L.C., and Georgia PCS Leasing, LLC on July 9, 2004, Registration No. 333-117284)

4.9	Security Agreement, dated as of June 16, 2004, between US Unwired Inc., the Subsidiary Guarantors referred to therein, and U.S. Bank National Association, as collateral agent for the Secured Parties referred to therein. (Incorporated by reference to Exhibit 4.23 to the Registration Statement on Form S-4 filed by US Unwired Inc., Louisiana Unwired, LLC, Unwired Telecom Corp., Texas Unwired, Georgia PCS Management, L.L.C., and Georgia PCS Leasing, LLC on July 9, 2004, Registration No. 333-117284)

4.10	Intellectual Property Security Agreement, dated as of June 16, 2004, between US Unwired Inc., the Subsidiary Guarantors referred to therein, and U.S. Bank National Association, as collateral agent for the Secured Parties referred to therein. (Incorporated by reference to Exhibit 4.24 to the Registration Statement on Form S-4 filed by US Unwired Inc., Louisiana Unwired, LLC, Unwired Telecom Corp., Texas Unwired, Georgia PCS Management, L.L.C., and Georgia PCS Leasing, LLC on July 9, 2004, Registration No. 333-117284)

4.11	Purchase Agreement, dated June 10, 2004, by and among US Unwired Inc., Georgia PCS Leasing, LLC, Georgia PCS Management, L.L.C., Louisiana Unwired, LLC, Unwired Telecom Corp., Texas Unwired, Lehman Brothers Inc., Banc of America Securities LLC, and Bear, Sterns & Co. Inc. (Incorporated by reference to Exhibit 4.25 to the Registration Statement on Form S-4 filed by US Unwired Inc., Louisiana Unwired, LLC, Unwired Telecom Corp., Texas Unwired, Georgia PCS Management, L.L.C., and Georgia PCS Leasing, LLC on July 9, 2004, Registration No. 333-117284)

4.12	Multiple Indebtedness Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing by US Unwired Inc. in favor of U.S. Bank National Association, in its capacity as collateral agent, dated June 15, 2004. (Incorporated by reference to Exhibit 4.26 to the Registration Statement on Form S-4 filed by US Unwired Inc., Louisiana Unwired, LLC, Unwired Telecom Corp., Texas Unwired, Georgia PCS Management, L.L.C., and Georgia PCS Leasing, LLC on July 9, 2004, Registration No. 333-117284)

4.13	Forbearance Agreement dated June 22, 2004 between IWO and certain beneficial owners of the IWO 14% Senior Notes due 2011

10.1	Cameron Communications Service Agreement dated June 10, 1999, between Cameron Communications Corporation and US Unwired Inc. (Incorporated by reference to Exhibit 10.15 to Amendment No. 2 to the Registration Statement on Form S-4, Registration Nos. 333-92271, 333-92271-01 and 333-92271-02, filed by US Unwired Inc., Louisiana Unwired, LLC and Unwired Telecom Corp. on February 23, 2000)

10.2	Office and warehouse lease dated January 16, 2004 between US Unwired Inc. and UniBill, L.L.C. (Incorporated by reference to Exhibit 10.28 to the Registration Statement on Form S-4 filed by US Unwired Inc., Louisiana Unwired, LLC, Unwired Telecom Corp., Texas Unwired, Georgia PCS Management, L.L.C., and Georgia PCS Leasing, LLC on July 9, 2004, Registration No. 333-117284)

10.3	Management Agreement, dated as of April 1, 2004, by and among US Unwired Inc., IWO Holdings, Inc., Independent Wireless One Corporation, and Independent Wireless One Leased Realty Corporation. (Incorporated by reference to Exhibit 10.29 to the Registration Statement on Form S-4 filed by US Unwired Inc., Louisiana Unwired, LLC, Unwired Telecom Corp., Texas Unwired, Georgia PCS Management, L.L.C., and Georgia PCS Leasing, LLC on July 9, 2004, Registration No. 333-117284)

Exhibit Number	Description

10.4	Letter Agreement, dated January 30, 2003, among Weil, Gotshal & Manges LLP, US Unwired Inc. and Brown Brothers Harriman & Co. (Incorporated by reference to Exhibit 10.30 to the Registration Statement on Form S-4 filed by US Unwired Inc., Louisiana Unwired, LLC, Unwired Telecom Corp., Texas Unwired, Georgia PCS Management, L.L.C., and Georgia PCS Leasing, LLC on July 9, 2004, Registration No. 333-117284)

31.1	Certification of President and Chief Executive Officer

31.2	Certification of Chief Financial Officer.

32.1	Section 1350 Certification of President and Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

99.1	Certain US Unwired Consolidating Financial Information