Form 10-Q
period 2004-09-30
US UNWIRED INC
filed 2004-11-02
CIK 1024149

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

There were 163,614,312 shares of common stock, $0.01 par value per share, outstanding at October 26, 2004.

Part I    Financial Information

Item 1. Financial Statements

US UNWIRED INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2004	December 31, 2003
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$167,387	$97,193
Restricted cash	79	19,358
Subscriber receivables, net	34,613	28,687
Other receivables	1,667	2,625
Inventory	4,228	5,615
Prepaid expenses and other assets	16,948	14,833
Receivables from related parties	645	647
Receivables from officers	116	85
Current assets related to discontinued operations	63	1,049

Total current assets	225,746	170,092

Property and equipment, net	369,028	411,518
Goodwill	46,705	46,705
Intangibles, net	30,917	40,785
Notes receivable from unconsolidated affiliates	1,944	1,887
Other assets	34,528	42,571
Non-current assets related to discontinued operations	—	4,770

Total assets	$708,868	$718,328

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$57,381	$41,377
Accrued expenses	92,635	77,137
Current maturities of long term obligations	484	11,145
Current maturities of long term obligations in default	354,816	351,697
Current liabilities related to discontinued operations	647	49

Total current liabilities	505,963	481,405

Long term obligations, net of current maturities	405,163	434,745
Long term obligations in default, net of current maturities	—	—
Deferred gain	28,766	30,729
Investments in and advances to unconsolidated affiliates	2,602	1,216

Stockholders’ deficit:
Common stock	1,636	1,288
Additional paid in capital	751,436	654,899
Retained deficit	(986,688)	(885,765)
Promissory note	—	(179)
Treasury stock	(10)	(10)

Total stockholders’ deficit	(233,626)	(229,767)

Total liabilities and stockholders’ deficit	$708,868	$718,328

See accompanying notes to condensed consolidated financial statements

US UNWIRED INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
Revenue:
Subscriber	$109,834	$98,563	$318,972	$286,306
Roaming	35,719	34,466	99,976	92,808
Merchandise sales	6,655	5,637	21,925	16,708
Other revenue	563	639	1,401	1,891

Total revenue	152,771	139,305	442,274	397,713
Expense:
Cost of service	81,531	79,153	228,638	232,479
Merchandise cost of sales	12,532	11,751	41,878	29,590
General and administrative	8,418	7,031	24,065	26,729
Sales and marketing	19,601	19,473	64,984	65,959
Non-cash stock compensation	182	210	271	2,182
Depreciation and amortization	21,726	29,924	72,357	89,066
IWO asset abandonment charge	—	—	—	12,403

Total operating expense	143,990	147,542	432,193	458,408

Operating income (loss)	8,781	(8,237)	10,081	(60,695)
Other income (expense):
Interest expense	(20,424)	(23,715)	(67,944)	(65,654)
Loss on sale of assets	(69)	(29)	(724)	(21)
Loss on debt extinguishment	(4,484)	—	(58,977)	—

Total other expense	(24,977)	(23,744)	(127,645)	(65,675)

Loss from continuing operations before equity in income (losses) of unconsolidated affiliates	(16,196)	(31,981)	(117,564)	(126,370)
Equity in income (losses) of unconsolidated affiliates	(30)	57	224	191

Loss from continuing operations	(16,226)	(31,924)	(117,340)	(126,179)

Discontinued operations:
Gain on disposal of discontinued operations	—	—	16,131	—
Income from discontinued operations	—	617	284	2,380

	—	617	16,415	2,380

Net loss	$(16,226)	$(31,307)	$(100,925)	$(123,799)

Basic and diluted loss per share
Continuing operations	$(0.10)	$(0.25)	$(0.81)	$(0.98)
Discontinued operations	—	—	0.11	0.02

	$(0.10)	$(0.25)	$(0.70)	$(0.96)

Weighted average outstanding common shares	163,612	128,832	144,596	128,832

See accompanying notes to condensed consolidated financial statements

US UNWIRED INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the nine months ended September 30,
	2004	2003
Cash flows from operating activities

Net cash provided by operating activities	$61,734	$34,992

Cash flows from investing activities

Release of restricted cash	19,279	21,924
Proceeds from sale of assets	43,314	350
Distribution from unconsolidated affiliates	500	250
Payments for the purchase of equipment	(24,044)	(26,361)

Net cash provided by (used in) investing activities	39,049	(3,837)

Cash flows from financing activities

Proceeds from long-term debt	360,232	—
Proceeds from exercised options	307	—
Principal payments of long-term debt	(378,620)	(3,203)
Debt issuance cost	(12,508)	—

Net cash used in financing activities	(30,589)	(3,203)

Net increase in cash and cash equivalents	70,194	27,952

Cash and cash equivalents at beginning of period	97,193	61,985

Cash and cash equivalents at end of period	$167,387	$89,937

See accompanying notes to condensed consolidated financial statements

US UNWIRED INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

Certain reclassifications have been made to the financial statements for the three and nine-month periods ended September 30, 2003 to conform to the presentation of the financial statements for the three and nine-month periods ended September 30, 2004.

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

In May 2003, the Emerging Issues Task Force (“EITF”) modified its previous consensus to EITF 00-21 to clarify the scope of Issue 00-21 and its interaction with other authoritative literature. As permitted under the modified consensus, the Company adopted this modified consensus effective July 1, 2003 for all revenue arrangements entered into subsequent to September 30, 2003. EITF 00-21 addresses the determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the related revenues should be measured and allocated to the separate units of accounting. In applying this guidance, separate contracts with the same party, entered into at or near the same time, will be presumed to be a package, and the consideration will be measured and allocated to the separate units based on their relative fair values. The Company has reviewed EITF 00-21 and determined that the sale of handsets and future service under contract should be accounted for as separate units under EITF 00-21. As a result, the total consideration under these arrangements, including any related activation fees, is allocated between these separate units based on their relative fair values.

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

US Unwired Liquidity

As of September 30, 2004, US Unwired had $126.3 million in cash and cash equivalents and $405.6 million in indebtedness.

During May and June 2004, the Company executed a series of transactions to refinance its debt that included:

•	issuing $360 million of US Unwired senior secured notes (as further described in Note 4 below);

•	purchasing for $247.4 million approximately $235.8 million aggregate face value of its 13 3/8% senior subordinated discount notes;

•	issuing approximately 34.5 million shares of its common stock in exchange for approximately $75.0 million aggregate face value of its 13 3/8% senior subordinated discount notes;

•	paying in full its $55.4 million outstanding balance and terminating the US Unwired senior credit facility; and

•	retiring approximately $3.7 million of debt related to a promissory note and vendor financing.

On August 30, 2004, the Company purchased for $51.1 million approximately $48.0 million aggregate face value of its 13 3/8% senior subordinated discount notes. The Company recorded a $4.5 million loss on extinguishment of debt related to this transaction.

On November 1, 2004, the Company retired its remaining outstanding 13 3/8% senior subordinated discount notes by purchasing $41.1 million aggregate face value for $43.9 million.

For 2004, the Company has issued guidance that it intends to expend between $27 million and $33 million for US Unwired capital expenditures in 2004. As of September 30, 2004, the Company had spent approximately $16.6 million for US Unwired capital expenditures.

The Company periodically reviews all charges from Sprint PCS and from time to time, the Company may dispute certain of these charges. As of September 30, 2004, the Company had disputed approximately $28.2 million of charges to US Unwired. Based upon the information provided to the Company by Sprint PCS to date, the Company believes the accompanying condensed consolidated balance sheet adequately reflects its obligation that may be due to Sprint PCS for these charges. However, should these disputes be settled in a manner unsatisfactory to the Company, US Unwired’s cash flow would be adversely impacted to the extent of the unfavorable settlement.

Based on its operating forecasts, the Company believes that US Unwired will have sufficient cash to fund its operations, debt service and capital requirements over the next twelve months. However, US Unwired’s liquidity is dependent upon a number of factors influencing forecasts of earnings and operating cash flows. These factors include subscriber growth, average monthly revenue per user (“ARPU”), customer turnover or “churn” and cost per gross addition (“CPGA”). These performance metrics are explained in the Management’s Discussion and Analysis section of this filing.

IWO Liquidity

As of September 30, 2004, IWO had $41.0 million in cash and indebtedness that consisted of $215.0 million related to the IWO senior secured credit facility and $139.8 million related to the IWO senior notes for a total of $354.8 million.

As of September 30, 2004, IWO was in default of the IWO senior secured credit facility. Since March 2004, IWO has failed to make $8.8 million in principal payments due on the IWO senior secured credit facility and is not in compliance with its restrictive covenants under the IWO senior secured credit facility. In September 2004, one of the holders of the IWO senior secured credit facility elected to fund IWO $1.8 million, which represents that holder’s remaining obligation of a draw request made in 2002. The holders of the IWO senior secured credit facility have denied IWO access to the remaining $23.4 million in availability.

Additionally, IWO failed to make a scheduled semi-annual interest payment on the IWO senior notes due July 15, 2004 and the holders of the senior notes had the right to place IWO in default of its senior notes. However, on July 22, 2004, IWO entered into an agreement with an ad hoc committee of note holders owning approximately 68% of the IWO senior notes pursuant to which such holders agreed to, under certain circumstances, not take any action to enforce their rights including accelerating the principal amount of the IWO senior notes.

As a result, the Company has classified all outstanding indebtedness of both the IWO senior secured credit facility and the IWO senior notes as a current liability.

The Company has been unable to develop a business plan for IWO that provides sufficient cash to fund operations, debt service and capital requirements in 2004. The Company has been in discussions with the IWO creditors to arrive at a consensual restructuring to preserve liquidity but has been unable to arrive at an acceptable plan. The Company has retained a Chief Restructuring Officer (“CRO”) to guide IWO’s restructuring efforts and, where appropriate, to manage IWO in the planning, process and emergence from reorganization through a Chapter 11 case. IWO anticipates seeking protection under Chapter 11 in 2004.

Effective April 2004, IWO and US Unwired formalized its existing management arrangement with the execution of a management agreement engaging US Unwired to oversee, manage and supervise the development and operation of IWO. The 2004 monthly fee is comparable to monthly amounts previously billed and collected by US Unwired under the previous arrangement and allows for certain bonuses for the achievement of above targeted operating results. The agreement also includes a monthly restructuring fee and a bonus for a successful restructuring, an early termination fee if the agreement is terminated prior to December 31, 2005 and a deferred fee should the agreement not be extended beyond December 31, 2005.

The Company periodically reviews all charges from Sprint PCS and from time to time, the Company may dispute certain of these charges. As of September 30, 2004, the Company had disputed approximately $15.2 million of charges to IWO. Based upon the information provided to the Company by Sprint PCS to date, the Company believes the accompanying condensed consolidated balance sheet adequately reflects its obligation that may be due to Sprint PCS for these charges. However, should these disputes be settled in a manner unsatisfactory to the Company, IWO’s cash flow would be adversely impacted to the extent of the unfavorable settlement.

As a result of liquidity challenges, IWO has reduced capital expenditures for network expansion. Included in this reduction are cell sites that IWO is required to construct to meet the build out requirements under IWO’s management agreement with Sprint. Failure to complete the build out of the IWO service area will place IWO in violation of IWO’s management agreement with Sprint. As a result, Sprint PCS could declare IWO in default and take action up to and including termination of the IWO Sprint management agreement. At September 30, 2004, IWO’s construction in progress included $5.6 million primarily related to cell sites that IWO plans to complete and management estimates that completion of these cell sites will require approximately $7.2 million in additional costs to complete construction and place these sites in operation. IWO anticipates that only a portion of these sites will be completed in 2004.

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

As described in Note 3, during 2004 the Company executed a series of transactions to refinance the debt of US Unwired. The Company recognized a loss of $59.0 million related to the payment in full and termination of its US Unwired senior secured credit facility and the retirement of a portion of its 13 3/8% senior subordinated discount notes using the proceeds from the sale of $360 million of US Unwired new senior secured notes and approximately 34.5 million shares of US Unwired common stock. IWO was not affected by this transaction. The following table details the transactions:

	13 3/8% senior subordinated discount notes retired	13 3/8% senior subordinated discount notes exchanged (1)	Senior secured credit facility retired	Total
	(In thousands)
Purchase or exchange price	$298,510	$96,373	$55,411	$450,294

Carrying value of debt:
Face value tendered	283,856	75,000	55,411	414,267
Unamortized discount	(12,090)	(3,526)	—	(15,616)
Unamortized deferred financing costs	(4,518)	(1,201)	(718)	(6,437)

Carrying value	267,248	70,273	54,693	392,214

Loss before expenses	31,262	26,100	718	58,080
Add transaction expenses	675	143	79	897

Loss on debt extinguishment	$31,937	$26,243	$797	$58,977

(1)	From May 26, 2004 to September 4, 2004, the Company issued approximately 34.5 million shares in exchange of its US Unwired senior notes. The exchange price of the US Unwired common stock issued was determined by using the close price of the US Unwired common stock on the day preceding the execution of each exchange agreement multiplied by the agreed upon number of common shares to be exchanged.

5.	Details of Certain Balance Sheet Accounts

Major categories of property and equipment consisted of the following:

	September 30, 2004	December 31, 2003
	(In thousands)
Land	$620	$754
Buildings and leasehold improvements	22,222	21,829
Facilities and equipment	597,193	578,891
Furniture, fixtures and vehicles	29,985	29,598
Construction in progress	11,906	14,594

	661,926	645,666
Less accumulated depreciation and amortization	292,898	234,148

	$369,028	$411,518

Intangible assets consisted of the following:

	September 30, 2004	December 31, 2003
	(In thousands)
Sprint affiliation agreement	$35,266	$35,266
Subscriber base	—	81,824

	35,266	117,090
Less accumulated amortization	4,349	76,305

Intangible assets, net	$30,917	$40,785

The Company eliminated amounts for its subscriber bases and related amortization related to its March and April 2002 acquisitions of Georgia PCS and IWO, respectively, that were fully amortized in the nine-month period ended September 30, 2004.

6.	Long-Term Obligations

Long-term debt, including capital lease obligations, consisted of the following:

	September 30, 2004	December 31, 2003
	(In thousands)
US Unwired long-term obligations:
US Unwired Inc. first priority senior secured floating rate notes due 2010	$125,000	$—
US Unwired Inc. 10% second priority senior secured notes due 2012	233,455	—
US Unwired Inc. 13 3/8% senior subordinated discount notes due 2009	40,714	359,302
Capital leases	6,478	6,825
US Unwired Inc. senior bank credit facility	—	76,000
Promissory note	—	3,452
Vendor financing	—	311

Total long-term obligations, US Unwired Inc.	405,647	445,890

IWO long-term obligations:
IWO Holdings, Inc. senior notes	139,816	138,513
IWO Holdings, Inc. senior bank credit facility, in default	215,000	213,184

Total long-term obligations, IWO Holdings, Inc.	354,816	351,697

Less current maturities:
US Unwired current maturities	484	11,145
IWO current maturities	354,816	351,697

Total current maturities	355,300	362,842

Long-term obligations, excluding current maturities	$405,163	$434,745

US Unwired and IWO have separate debt structures. US Unwired is not obligated for the payment of IWO’s debt, and IWO is not obligated for the payment of US Unwired’s debt.

US Unwired long-term obligations

US Unwired First Priority Senior Secured Floating Rate Notes due 2010 and 10% Second Priority Senior Secured Notes due 2012

In June 2004, US Unwired issued $125 million aggregate principal amount of First Priority Senior Secured Floating Rate Notes due June 15, 2010 (“the 2010 Notes”) and $235 million aggregate principal amount of 10% Second Priority Senior Secured Notes due June 15, 2012 (“the 2012 Notes”). The 2010 Notes bear interest at a floating rate equal to LIBOR plus 4.25% per year, and the 2012 Notes bear interest at a fixed rate of 10% per year. Interest on the 2010 Notes resets quarterly and is payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year, beginning on September 15, 2004. Interest on the 2012 Notes is payable semi-annually on June 15 and December 15 of each year, beginning on December 15, 2004. The 2010 Notes will mature on June 15, 2010, and the 2012 notes will mature on June 15, 2012. The Company may redeem all or a part of the 2010 Notes on or after June 15, 2006 and all or a part of the 2012 Notes on or after June 15, 2008. In addition, before June 15, 2006 the Company may redeem up to 35% of the 2010 Notes, and before June 15, 2007 the Company may redeem up to 35% of the 2012 Notes, in each case with the proceeds of certain equity offerings. The 2010 Notes and 2012 Notes are senior secured obligations, and are guaranteed on a senior secured basis by all of the Company’s existing and future restricted subsidiaries. The US Unwired 2010 Notes and 2012 Notes are not guaranteed by IWO. The 2010 Notes and 2012 Notes rank equally in right of payment with all existing and future senior debt and senior in right of payment to the US Unwired 13 3/8% senior notes and any future subordinated debt. The 2010 Notes are secured on a first priority basis and the 2012 Notes are secured on a second priority basis, in each case by liens on substantially all of the US Unwired’s assets.

US Unwired Senior Subordinated Discount Notes – 13 3/8%

In October 1999, the Company issued $400 million in aggregate principal amount of 13 3/8% senior subordinated discount notes due November 1, 2009. The 13 3/8% senior subordinated discount notes were issued at a substantial discount such that the Company received gross proceeds of approximately $209.2 million. The 13 3/8% senior subordinated discount notes increase in value daily, compounded twice per year, at the rate of 13 3/8% per year until November 1, 2004. On that date, the value of the 13 3/8% senior subordinated discount notes will be equal to the face amount of the 13 3/8% senior subordinated discount notes and interest will begin to accrue at the rate of 13 3/8% per year. The Company will be required to pay the accrued interest beginning May 1, 2005, and on each November 1 and May 1 thereafter. The 13 3/8% senior subordinated discount notes are a general unsecured obligation of the Company. The 13 3/8% senior subordinated discount notes rank junior to all existing and future senior debt of the Company and equal in right of payment of any future senior subordinated indebtedness of the Company. As discussed in Note 3, as of November 1, 2004, the Company has retired all of the 13 3/8% US Unwired Senior Subordinated Discount Notes.

US Unwired Reimbursement and Collateral Account Agreement

On July 14, 2004, US Unwired entered into a Possessory Security Agreement with Whitney National Bank (“Whitney”) pursuant to which US Unwired pledged cash to Whitney in an amount equal to 100% of US Unwired’s maximum repayment obligations with respect to any letters of credit issued by Whitney National Bank. As of September 30, 2004, the Company had $1.7 million in outstanding letters of credit.

IWO long-term obligations

Since March 2004, IWO has failed to make $8.8 million in principal payments due on the IWO senior secured credit facility. IWO was also not in compliance with its restrictive covenants under the IWO senior secured credit facility at September 30, 2004. As a result of IWO’s failure to make scheduled principal payments and the covenant violations, IWO was in default of the IWO senior secured credit facility at September 30, 2004 and the holders of the IWO senior secured credit facility have denied IWO access to the remaining $23.4 million of availability.

In July 2004, IWO failed to make a scheduled interest payment of $11.2 million on the IWO senior notes and the holders of the IWO senior notes may declare IWO to be in default. In June 2004, IWO entered into an agreement with an ad hoc committee of IWO note holders owning approximately 68% of the IWO senior notes pursuant to which such holders agreed to, under certain circumstances, not take any action to enforce their rights including accelerating the principal amount of the IWO senior notes resulting from IWO’s failure to make the interest payment of $11.2 million due on the senior notes on July 15, 2004.

As a result of this and those issues as discussed in Note 3, the Company has classified all outstanding indebtedness of both the IWO senior secured credit facility and the IWO senior notes as a current liability.

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

IWO Senior Secured Credit Facility

Effective December 2000, Independent Wireless One Corporation, a wholly owned subsidiary of IWO, entered into an amended and restated secured credit facility (“the IWO senior secured credit facility”) under which it may borrow up to $240 million in the aggregate consisting of up to $70 million in revolving loans and $170 million in term loans. The IWO senior secured credit facility matures in 2008. The term loans are due to be repaid in quarterly installments that began in March 2004 and the reducing revolver matures in March 2008. All loans under the senior secured credit facility, effective with the date of the default, bear interest at a rate of 4.25-4.75 percent above the agent bank’s prime rate. The IWO senior secured credit facility is secured by all of the assets of IWO and its subsidiaries. As discussed above, the holders of the IWO senior secured credit facility have denied IWO access to the remaining $23.4 million of availability as a result of IWO’s covenant violations. IWO credit facility is available for use only by IWO and its subsidiaries.

7.	Commitments and Contingencies

In June 2004, the Company consummated its offering of $360 million of US Unwired senior secured notes, consisting of $125 million aggregate principal amount of first priority senior secured floating rate notes due 2010 (“2010 Notes”) and $235 million aggregate principal amount of 10% second priority senior secured notes due 2012 (“2012 Notes”). The Company is required to use $75.0 million of cash immediately following the issuance of the US Unwired senior secured notes to permanently reduce at any time, or from time to time, the principal amount of the US Unwired senior secured notes or the US Unwired 13 3/8% senior notes and may not use the cash for any other purpose. On November 1, 2004, the Company satisfied this commitment by retiring its remaining outstanding 13 3/8% senior subordinated discount notes by purchasing $41.1 million aggregate face value for $43.9 million.

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

The Company periodically reviews all charges from Sprint PCS and from time to time, the Company may dispute certain of these charges. As of September 30, 2004, the Company had disputed approximately $28.2 million of charges to US Unwired and $15.2 million of charges to IWO. Based upon the information provided to the Company by Sprint PCS to date, the Company believes the accompanying condensed consolidated balance sheet adequately reflects its obligation that may be due to Sprint PCS for these charges.

The Company’s PCS licenses and the PCS licenses that the Company operates for Sprint PCS are subject to a requirement that Sprint PCS construct network facilities that offer coverage to 25% of the population or have substantial service in each of its Basic Trading Areas (“BTAs”) within five years from the grant of the licenses. As of September 30, 2004, management believes that Sprint PCS has met the requirements necessary for the licenses that the Company operates for Sprint PCS under the Sprint PCS affiliation agreements and that the Company has met the requirements necessary for the licenses that it owns.

On July 11, 2003, US Unwired and two of its subsidiaries, Louisiana Unwired LLC and Texas Unwired (“US Unwired”), filed suit in federal court in Louisiana against Sprint Corporation, Sprint Spectrum, L.P., Wireless, L.P. and Sprintcom, Inc. (collectively, “Sprint”) and on September 25, 2003, US Unwired filed an amended complaint. The suit alleges violations of the Racketeer Influenced and Corrupt Organizations Act, breach of fiduciary duty, breach of contract, and fraud arising out of Sprint’s conduct in its dealings with the plaintiff companies. It seeks treble actual damages in unspecified amounts and appointment of a receiver or fiscal agent over property and assets controlled by Sprint. IWO is not a plaintiff in the original or the amended suit. On February 5, 2004, the U.S. District Court denied in all respects Sprint’s previously-filed motion for judgment on the pleadings, stated that it was amenable to allowing US Unwired to hire an outside accounting company or other expert to monitor monies received by Sprint, and agreed with the US Unwired position that certain claims are subject to trial by jury in Louisiana. On March 8, 2004, US Unwired filed its Second Amended Complaint against Sprint to include certain additional factual allegations related to its claims, as requested by the Court’s February 5 Order. On April 8, 2004, Sprint filed its Answer, Defenses, and Counterclaim to US Unwired’s Second Amended Complaint, which included a claim that US Unwired owed Sprint approximately $16.3 million related to contractual disputes between the parties. IWO is not a defendant in this suit. On March 25, 2004, US Unwired filed an application to appoint an outside accounting company or other expert to contemporaneously monitor monies paid to Sprint from US Unwired customers. Sprint filed an objection to the US Unwired application. On June 14, 2004, the District Court granted US Unwired’s motion to appoint an outside accounting company or other expert to the extent that the court announced its intention to appoint a special master for the limited purpose of determining if accounting procedures are being performed accurately and in compliance with the terms of US Unwired’s agreements with Sprint. On August 27, 2004, the District Court appointed Robert S. Cohen, CPA, of Crowe Chizek & Company, LLP as the special master to consider and make findings upon issues that arise out of the accuracy of the accounting for revenues Sprint PCS passes on to US Unwired and the fees Sprint PCS charges US Unwired. The special master will report proposed findings of fact to the court as findings of fact. On September 30, 2004, the court entered an order setting a schedule to complete the discovery process during 2004 and the court has set a jury trial date for May 9, 2005. The Company does not believe that a negative outcome on Sprint’s counterclaim will have a material adverse effect on the Company.

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

The Company accounts for its stock compensation arrangements under the provision of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

Had compensation expense for the Company’s stock option plan been determined in accordance with Statement of Financial Accounting Standards (“SFAS No. 123”), the Company’s net loss and basic and diluted net loss per share of common stock for the three and nine-month periods ended September 30, 2004 and 2003 would have been:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net loss:
As reported	$(16,226)	$(31,307)	$(100,925)	$(123,799)
Add recorded non-cash stock compensation	182	210	271	2,182
Less stock compensation in accordance with SFAS No. 123	(664)	(728)	(1,828)	(4,647)

Pro forma net loss	$(16,708)	$(31,825)	$(102,482)	$(126,264)

Basic and diluted loss per share:
As reported	$(0.10)	$(0.25)	$(0.70)	$(0.96)

Pro forma net loss per share	$(0.10)	$(0.25)	$(0.71)	$(0.98)

10.	Stockholders’ Equity

In June 2004, through a series of debt for equity exchanges, the Company completed agreements to retire $75 million face amount of US Unwired 13 3/8% senior subordinated discount notes due 2009 in exchange for 34,487,473 shares of its common stock valued at $96.4 million.

11.	Condensed Consolidating Financial Information

As discussed in Note 6, the US Unwired Senior Subordinated Discount Notes, and the 2010 Notes and the 2012 Notes are guaranteed by certain of the Company’s subsidiaries. The following information presents the condensed consolidating balance sheets as of September 30, 2004 and December 31, 2003 and the condensed consolidating statements of operations and cash flows for the three and nine-month periods ended September 30, 2004 and September 30, 2003 of (a) the “Parent” Company, US Unwired Inc., (b) the “Guarantors”, Unwired Telecom Corporation and Louisiana Unwired LLC, and (c) the “Non-Guarantor”, IWO, and includes eliminating entries and the Company on a consolidated basis.

The separate consolidated financial statements of IWO, including disclosure of condensed consolidating financial information for IWO, are included in IWO’s separate Form 10-Q filing.

Condensed Consolidating Balance Sheet

	September 30, 2004
	US Unwired Inc. (Parent)	Unwired Telecom Corporation (Guarantor)	Louisiana Unwired LLC (Guarantor)	Total Guarantors	IWO Holdings, Inc. (Non- Guarantor)	Consolidating Entries	Consolidated
	(In thousands)
ASSETS:
Current Assets:
Cash and cash equivalents	$119,601	$—	$6,742	$6,742	$41,044	$—	$167,387
Restricted cash	—	—	—	—	79	—	79
Subscriber receivables, net	—	—	23,506	23,506	11,107	—	34,613
Other receivables	85	—	1,429	1,429	153	—	1,667
Inventory	—	—	3,055	3,055	1,173	—	4,228
Prepaid expenses and other assets	1,534	—	8,428	8,428	6,986	—	16,948
Receivables from (payables to) related parties	887	—	922	922	(1,164)	—	645
Receivables from officers	116	—	—	—	—	—	116
Current assets related to discontinued operations	—	63	—	63	—	—	63

Total current assets	122,223	63	44,082	44,145	59,378	—	225,746
Property and equipment, net	9,333	—	205,088	205,088	154,576	31	369,028
Goodwill and other intangible assets, net	—	—	60,010	60,010	17,612	—	77,622
Notes receivable from unconsolidated affiliates	76,228	1,944	—	1,944	—	(76,228)	1,944
Other assets	15,756	—	4,581	4,581	14,191	—	34,528
Non-current assets related to discontinued operations	—	—	—	—	—	—	—

Total assets	$223,540	$2,007	$313,761	$315,768	$245,757	$(76,197)	$708,868

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT):
Current liabilities:
Accounts payable	$1,205	$—	$36,302	$36,302	$19,874	$—	$57,381
Accrued expenses	14,245	—	40,969	40,969	37,421	—	92,635
Current maturities of long term obligations	—	—	76,712	76,711	354,816	(76,228)	355,300
Current liabilities related to discontinued operations	—	647	—	647	—	—	647

Total current liabilities	15,450	647	153,983	154,629	412,111	(76,228)	505,963

Long term obligations, net of current maturities	399,169	—	5,994	5,994	—	—	405,163
Deferred gain	—	—	28,265	28,265	501	—	28,766
Investments in and advance to consolidated and unconsolidated affiliates	78,097	3,242	167,048	170,290	—	(245,785)	2,602

Stockholders’ equity (deficit):
Common stock	1,636	—	—	—	1	(1)	1,636
Additional paid in capital	752,557	1,947	803,808	805,755	446,449	(1,253,325)	751,436
Retained earnings (deficit)	(1,023,359)	(3,829)	(845,337)	(849,165)	(613,305)	1,499,142	(986,688)
Treasury stock	(10)	—	—	—	—	—	(10)

Total stockholders’ equity (deficit)	(269,176)	(1,882)	(41,529)	(43,410)	(166,855)	245,816	(233,626)

Total liabilities and stockholders’ equity (deficit)	$223,540	$2,007	$313,761	$315,768	$245,757	$(76,197)	$708,868

Condensed Consolidating Balance Sheet

	December 31, 2003
	US Unwired Inc. (Parent)	Unwired Telecom Corporation (Guarantor)	Louisiana Unwired LLC (Guarantor)	Total Guarantors	IWO Holdings, Inc. (Non- Guarantor)	Consolidating Entries	Consolidated
	(In thousands)
ASSETS:
Current Assets:
Cash and cash equivalents	$60,424	$911	$3,521	$4,432	$32,337	$—	$97,193
Restricted cash	—	—	—	—	19,358	—	19,358
Subscriber receivables, net	—	155	18,594	18,749	9,938	—	28,687
Other receivables	52	—	2,425	2,425	148	—	2,625
Inventory	—	—	3,996	3,996	1,619	—	5,615
Prepaid expenses and other assets	1,297	—	7,817	7,817	5,719	—	14,833
Receivables from (payables to) related parties	(147)	(97)	930	833	(39)	—	647
Receivables from officers	85	—	—	—	—	—	85
Current assets related to discontinued operations	—	1,049	—	1,049	—	—	1,049

Total current assets	61,711	2,018	37,283	39,301	69,080	—	170,092
Property and equipment, net	10,210	1,107	234,298	235,405	165,872	31	411,518
Goodwill and other intangible assets, net	—	—	61,848	61,848	25,642	—	87,490
Notes receivable from unconsolidated affiliates	143,234	33,623	—	33,623	179	(175,149)	1,887
Other assets	12,211	—	13,820	13,820	16,540	—	42,571
Non-current assets related to discontinued operations	—	4,770	—	4,770	—	—	4,770

Total assets	$227,366	$41,518	$347,249	$388,767	$277,313	$(175,118)	$718,328

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT):
Current liabilities:
Accounts payable	$745	$340	$23,213	$23,553	$17,079	$—	$41,377
Accrued expenses	6,546	685	31,655	32,340	38,251	—	77,137
Current maturities of long term obligations	42,351	64	143,700	143,764	351,697	(174,970)	362,842
Current liabilities related to discontinued operations	—	49	—	49	—	—	49

Total current liabilities	49,642	1,138	198,568	199,706	407,027	(174,970)	481,405

Long term obligations, net of current maturities	428,139	247	6,359	6,606	—	—	434,745
Deferred gain	—	—	29,836	29,836	893	—	30,729
Investments in and advance to consolidated and unconsolidated affiliates	14,664	1,857	130,800	132,657	—	(146,105)	1,216

Stockholders’ equity (deficit):
Common stock	1,288	—	—	—	1	(1)	1,288
Additional paid in capital	656,020	1,947	803,808	805,755	446,449	(1,253,325)	654,899
Retained earnings (deficit)	(922,377)	36,329	(822,122)	(785,793)	(577,057)	1,399,462	(885,765)
Promissory note	—	—	—	—	—	(179)	(179)
Treasury stock	(10)	—	—	—	—	—	(10)

Total stockholders’ equity (deficit)	(265,079)	38,276	(18,314)	19,962	(130,607)	145,957	(229,767)

Total liabilities and stockholders’ equity (deficit)	$227,366	$41,518	$347,249	$388,767	$277,313	$(175,118)	$718,328

Condensed Consolidating Statement of Operations

	Three-month period ended September 30, 2004
	US Unwired Inc. (Parent)	Unwired Telecom Corporation (Guarantor)	Louisiana Unwired LLC (Guarantor)	Total Guarantors	IWO Holdings, Inc. (Non- Guarantor)	Consolidating Entries	Consolidated
	(In thousands)
Revenues:
Subscriber	$—	$—	$73,556	$73,556	$36,278	$—	$109,834
Roaming	—	—	25,056	25,056	10,790	(127)	35,719
Merchandise sales	—	—	4,335	4,335	2,320	—	6,655
Other revenue	6,863	—	403	403	96	(6,799)	563

Total revenues	6,863	—	103,350	103,350	49,484	(6,926)	152,771
Expenses:
Cost of service	809	—	56,045	56,045	25,613	(936)	81,531
Merchandise cost of sales	—	—	8,349	8,349	4,183	—	12,532
General and administrative	5,671	—	4,051	4,051	4,303	(5,607)	8,418
Sales and marketing	383	—	12,264	12,264	7,337	(383)	19,601
Non-cash stock compensation	182	—	—	—	—	—	182
Depreciation and amortization	476	—	14,231	14,231	7,019	—	21,726

Total operating expense	7,521	—	94,940	94,940	48,455	(6,926)	143,990

Operating income (loss)	(658)	—	8,410	8,410	1,029	—	8,781

Other income (expense), net	(14,273)	772	(1,191)	(419)	(10,285)	—	(24,977)
Equity in income (losses) of consolidated and unconsolidated subsidiaries	(1,294)	(30)	(9,256)	(9,286)	—	10,550	(30)

Net income (loss) from continuing operations	(16,225)	742	(2,037)	(1,295)	(9,256)	10,550	(16,226)
Loss from discontinued operations, net	—	—	—	—	—	—	—

Net income (loss)	$(16,225)	$742	$(2,037)	$(1,295)	$(9,256)	$10,550	$(16,226)

Condensed Consolidating Statement of Operations

	Three-month period ended September 30, 2003
	US Unwired Inc. (Parent)	Unwired Telecom Corporation (Guarantor)	Louisiana Unwired LLC (Guarantor)	Total Guarantors	IWO Holdings, Inc. (Non- Guarantor)	Consolidating Entries	Consolidated
	(In thousands)
Revenues:
Subscriber	$—	$—	$64,521	$64,521	$34,042	$—	$98,563
Roaming	—	—	24,351	24,351	10,257	(142)	34,466
Merchandise sales	—	—	3,887	3,887	1,750	—	5,637
Other revenue	7,117	—	335	335	120	(6,933)	639

Total revenues	7,117	—	93,094	93,094	46,169	(7,075)	139,305
Expenses:
Cost of service	736	—	53,288	53,288	26,064	(935)	79,153
Merchandise cost of sales	—	—	8,467	8,467	3,284	—	11,751
General and administrative	5,564	—	4,144	4,144	2,441	(5,118)	7,031
Sales and marketing	817	—	12,042	12,042	7,392	(778)	19,473
Non-cash stock compensation	218	—	(8)	(8)	—	—	210
Depreciation and amortization	698	—	15,440	15,440	13,786	—	29,924
IWO asset abandonment charge	—	—	—	—	—	—	—

Total operating expense	8,033	—	93,373	93,373	52,967	(6,831)	147,542

Operating income (loss)	(916)	—	(279)	(279)	(6,798)	(244)	(8,237)

Other income (expense), net	(11,301)	364	(1,987)	(1,623)	(10,820)	—	(23,744)

Equity in income (losses) of consolidated and unconsolidated subsidiaries	(18,834)	57	(17,618)	(17,561)	—	36,452	57

Net income (loss) from continuing operations	(31,051)	421	(19,884)	(19,463)	(17,618)	36,208	(31,924)
Income from discontinued operations, net	—	373	—	373	—	244	617

Net income (loss)	$(31,051)	$794	$(19,884)	$(19,090)	$(17,618)	$36,452	$(31,307)

Condensed Consolidating Statement of Operations

	Nine-month period ended September 30, 2004
	US Unwired Inc. (Parent)	Unwired Telecom Corporation (Guarantor)	Louisiana Unwired LLC (Guarantor)	Total Guarantors	IWO Holdings, Inc. (Non- Guarantor)	Consolidating Entries	Consolidated
	(In thousands)
Revenues:
Subscriber	$—	$—	$214,576	$214,576	$104,396	$—	$318,972
Roaming	—	—	71,842	71,842	28,504	(370)	99,976
Merchandise sales	—	—	15,151	15,151	6,774	—	21,925
Other revenue	20,695	—	699	699	271	(20,264)	1,401

Total revenues	20,695	—	302,268	302,268	139,945	(20,634)	442,274
Expenses:
Cost of service	2,698	—	156,293	156,293	72,749	(3,102)	228,638
Merchandise cost of sales	—	—	28,771	28,771	13,107	—	41,878
General and administrative	16,737	—	12,287	12,287	11,205	(16,164)	24,065
Sales and marketing	1,260	—	42,515	42,515	22,512	(1,303)	64,984
Non-cash stock compensation	271	—	—	—	—	—	271
Depreciation and amortization	1,397	—	43,102	43,102	27,858	—	72,357

Total operating expense	22,363	—	282,968	282,968	147,431	(20,569)	432,193

Operating income (loss)	(1,668)	—	19,300	19,300	(7,486)	(65)	10,081

Other income (expense), net	(96,044)	3,428	(6,267)	(2,839)	(28,762)	—	(127,645)
Equity in income (losses) of consolidated and unconsolidated subsidiaries	(2,873)	224	(36,248)	(36,024)	—	39,121	224

Net income (loss) from continuing operations	(100,585)	3,652	(23,215)	(19,563)	(36,248)	39,056	(117,340)
Income from discontinued operations, net	—	16,350	—	16,350	—	65	16,415

Net income (loss)	$(100,585)	$20,002	$(23,215)	$(3,213)	$(36,248)	$39,121	$(100,925)

	Nine-month period ended September 30, 2003
	US Unwired Inc. (Parent)	Unwired Telecom Corporation (Guarantor)	Louisiana Unwired LLC (Guarantor)	Total Guarantors	IWO Holdings, Inc. (Non- Guarantor)	Consolidating Entries	Consolidated
	(In thousands)
Revenues:
Subscriber	$—	$—	$189,521	$189,521	$96,785	$—	$286,306
Roaming	—	—	67,594	67,594	25,641	(427)	92,808
Merchandise sales	—	—	11,729	11,729	4,979	—	16,708
Other revenue	25,154	—	935	935	397	(24,595)	1,891

Total revenues	25,154	—	269,779	269,779	127,802	(25,022)	397,713
Expenses:
Cost of service	2,132	—	155,507	155,507	77,581	(2,741)	232,479
Merchandise cost of sales	—	—	21,431	21,431	8,159	—	29,590
General and administrative	20,080	—	16,093	16,093	9,263	(18,707)	26,729
Sales and marketing	2,942	—	42,685	42,685	23,142	(2,810)	65,959
Non-cash stock compensation	2,088	—	94	94	—	—	2,182
Depreciation and amortization	2,011	—	46,304	46,304	40,751	—	89,066
IWO asset abandonment charge	—	—	—	—	12,403	—	12,403

Total operating expense	29,253	—	282,114	282,114	171,299	(24,258)	458,408

Operating income (loss)	(4,099)	—	(12,335)	(12,335)	(43,497)	(764)	(60,695)

Other income (expense), net	(31,978)	1,042	(6,048)	(5,006)	(28,691)	—	(65,675)

Equity in income (losses) of consolidated and unconsolidated subsidiaries	(87,174)	205	(72,188)	(71,983)	—	159,348	191

Net income (loss) from continuing operations	(123,251)	1,247	(90,571)	(89,324)	(72,188)	158,584	(126,179)
Income from discontinued operations, net	—	1,616	—	1,616	—	764	2,380

Net income (loss)	$(123,251)	$2,863	$(90,571)	$(87,708)	$(72,188)	$159,348	$(123,799)

Condensed Consolidating Statement of Cash Flows

	Nine-month period ended September 30, 2004
	US Unwired Inc. (Parent)	Unwired Telecom Corporation (Guarantor)	Louisiana Unwired LLC (Guarantor)	Total Guarantors	IWO Holdings, Inc. (Non- Guarantor)	Consolidating Entries	Consolidated
	(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(9,891)	$2,827	$73,926	$76,753	$(5,128)	$—	$61,734

Cash flows from investing activities:
Payments for the purchase of equipment	(471)	—	(16,154)	(16,154)	(7,419)	—	(24,044)
Proceeds from the sale of assets	42,853	—	302	302	159	—	43,314
Release of restricted cash	—	—	—	—	19,279	—	19,279
Distribution from unconsolidated affiliates	—	500	—	500	—	—	500
Disbursement of intercompany note	54,506	(3,927)	—	(3,927)	—	(50,579)	—

Net cash provided by (used in) investing activities	96,888	(3,427)	(15,852)	(19,279)	12,019	(50,579)	39,049

Cash flows from financing activities:
Proceeds from long-term debt	362,342	—	5,550	5,550	1,816	(9,476)	360,232
Proceeds from exercised options	307	—	—	—	—	—	307
Principal payments of long-term debt	(377,961)	(311)	(60,403)	(60,714)	—	60,055	(378,620)
Debt issuance costs	(12,508)	—	—	—	—	—	(12,508)

Net cash provided by (used in) financing activities	(27,820)	(311)	(54,853)	(55,164)	1,816	50,579	(30,589)

Net increase (decrease) in cash and cash equivalents	59,177	(911)	3,221	2,310	8,707	—	70,194
Cash and cash equivalents at beginning of period	60,424	911	3,521	4,432	32,337	—	97,193

Cash and cash equivalents at end of period	$119,601	$—	$6,742	$6,742	$41,044	$—	$167,387

Condensed Consolidating Statement of Cash Flows

	Nine-month period ended September 30, 2003
	US Unwired Inc. (Parent)	Unwired Telecom Corporation (Guarantor)	Louisiana Unwired LLC (Guarantor)	Total Guarantors	IWO Holding Corp (Non- Guarantor)	Consolidating Entries	Consolidated
	(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$3,162	$4,647	$45,253	$49,900	$(18,070)	$—	$34,992

Cash flows from investing activities:
Payments for the purchase of equipment	(236)	(54)	(14,845)	(14,899)	(11,226)	—	(26,361)
Proceeds from the sale of assets	—	350	—	350	—	—	350
Release of restricted cash	—	—	—	—	21,924	—	21,924
Distribution from unconsolidated affiliates	—	250	—	250	—	—	250
Disbursement of intercompany note	29,511	(7,333)	—	(7,333)	—	(22,178)	—

Net cash provided by (used in) investing activities	29,275	(6,787)	(14,845)	(21,632)	10,698	(22,178)	(3,837)

Cash flows from financing activities:
Proceeds from long-term debt	8,112	—	37,305	37,305	—	(45,417)	—
Proceeds from exercised options	—	—	—	—	—	—	—
Proceeds from promissory notes	—	—	—	—	—	—	—
Principal payments of long-term debt	(3,607)	(44)	(67,147)	(67,191)	—	67,595	(3,203)
Debt issuance costs	—	—	—	—	—	—	—

Net cash provided by (used in) financing activities	4,505	(44)	(29,842)	(29,886)	—	22,178	(3,203)

Net increase (decrease) in cash and cash equivalents	36,942	(2,184)	566	(1,618)	(7,372)	—	27,952
Cash and cash equivalents at beginning of period	23,025	2,605	1,347	3,952	35,008	—	61,985

Cash and cash equivalents at end of period	$59,967	$421	$1,913	$2,334	$27,636	$—	$89,937

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

Reliance on Sprint PCS Processing

We rely on Sprint PCS for much of our financial reporting information including: revenues; commissions paid to national retailers; fees paid for customer care and billing; roaming revenue and roaming expense on the Sprint PCS and Sprint PCS affiliate network; and, the maintenance of accounts receivable, including cash collections and the write off of customer balances that are not collectible and the accuracy of our accounts receivable balance. Where uncertainty exists regarding revenues, we do not record these revenues until substantive information has been provided to ensure that such revenues have been earned. Based upon the timing of the information received from Sprint PCS, we make certain assumptions that the information is accurate and that it is consistent with historical trends. We also rely upon the evaluation of internal controls as performed by auditors engaged by Sprint PCS that were performed in accordance with AICPA Statement on Auditing Standards (SAS) No. 70.

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

Goodwill and Intangible Assets Impairment Analysis

We perform impairment tests of goodwill and indefinite lived assets as required by Statements of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. The impairment analysis requires numerous subjective assumptions and estimates to determine fair value of the respective reporting units as required by SFAS No. 142. Depending on level of sales, our liquidity and other factors, we may be required to recognize impairment charges in the future.

Overview

Through our subsidiaries, Louisiana Unwired LLC (“LA Unwired”) and IWO Holdings, Inc. (“IWO), we provide wireless personal communication services, commonly referred to as PCS, in all or some portion of Louisiana, Texas, Florida, Arkansas, Mississippi, Georgia, Alabama, Tennessee, Oklahoma, New York, New Hampshire, Vermont and portions of Massachusetts and Pennsylvania. We are a network partner of Sprint PCS, the personal communications services operations of Sprint Corporation. Sprint PCS, directly and through affiliates like us, provides wireless services in more than 4,000 cities and communities across the country. We have the exclusive right to provide digital PCS services under the Sprint® and Sprint PCS® brand names in our service area which is among the largest in population and subscribers of all of the Sprint PCS network partners and is contiguous with Sprint PCS’s launched markets.

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

	Three-month period ended September 30,		Nine-month period ended September 30,
	2004	2003	2004	2003
Subscribers
Gross Additions	83,375	68,635	264,249	227,993
Net Additions	11,508	2,656	66,653	37,157
Total Customers	680,213	595,724	680,213	595,724
Churn, monthly	3.3%	3.5%	3.1%	3.4%

Reseller subscribers	139,836	46,593	139,836	46,593

Average Revenue Per User, Monthly
Including Roaming	$71.94	$74.60	$71.96	$72.99
Without Roaming	$54.28	$55.27	$54.79	$55.12

Cost Per Gross Addition	$306	$372	$322	$345

Average Monthly MOUs Per Subscriber
Home	704	580	669	565
Roaming Off Our Network	219	188	222	176

System MOUs (Millions)
Subscriber	1,425	1,035	3,893	2,937
Roaming	666	481	1,851	1,259

Licensed POPs (Millions)	17.6	17.6	17.6	17.6
Covered POPs (Millions)	12.8	12.8	12.8	12.8
Towers (Owned and Leased)	1,924	1,864	1,924	1,864

Subscribers

We refer to our customers as “subscribers”. Gross additions refer to the total number of new subscribers added during the period. Net Additions refer to the total number of new subscriber additions during the period reduced by any subscribers that have cancelled or terminated their service with us during this same period.

The number of gross and net additions increased for the three and nine-month periods ended September 30, 2004 as compared to the three and nine-month periods ended September 30, 2003 primarily as a result of our continuing marketing efforts to attract new subscribers and retain existing subscribers.

Churn

Churn is the monthly rate of customer turnover expressed as a percentage of our overall average customers for the reporting period. Customer turnover includes both customers that elected voluntarily to not continue using our service and customers that were involuntarily terminated from using our service because of non-payment. Churn is calculated by dividing the sum of (i) the number of customers that discontinue service; (ii) less those customers discontinuing their service within 30 days of their original activation date; and, (iii) adding back those customers that reactivate their service, by our overall average customers for the reporting period; and dividing the result by the number of months in the period. The decrease in churn for the three and nine-month periods ended September 30, 2004 as compared to the three and nine-month periods ended September 30, 2003 was primarily as a result of the efforts described above.

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

Effective January 1, 2004, Sprint PCS reduced the reciprocal travel rate to $0.041 per minute in 2004 from $0.058 per minute in 2003. For the three-month period ended September 30, 2004, the reduction in the travel rate has resulted in a $10.3 million decrease to our revenues, an $8.1 million decrease to our expenses and a reduction to our cash flow of $2.2 million. For the nine-month period ended September 30, 2004, the reduction in the travel rate has resulted in a $28.2 million decrease to our revenues, a $23.5 million decrease to our expenses and a reduction to our cash flow of $4.7 million.

Average Revenue per User

Average revenue per user (“ARPU”) is the average monthly service revenue per subscriber and is calculated by dividing total subscriber revenue for the period by the average number of subscribers during the period. We present ARPU excluding and including roaming revenue.

The decrease in ARPU including roaming for the three and nine-month periods ended September 30, 2004 as compared to the three and nine-month periods ended September 30, 2003 was primarily as a result of a decrease in revenues related to minutes over plan and a decrease in the reciprocal travel rate as discussed above.

The decrease in ARPU excluding roaming for the three and nine-month periods ended September 30, 2004 compared to the three and nine-month periods ended September 30, 2003 was primarily related to a decrease in revenues related to minutes over plan.

Reseller Subscribers

We participate in a reseller program in our service area through Sprint PCS as part of the partnership between Sprint PCS and Virgin Mobile USA, LLC (“Virgin”). The agreement allows Virgin to sell prepaid wireless services and pay us for use of our network on a per minute basis. The number of reseller subscribers increased for the three and nine-month periods ended September 30, 2004 as compared to the three and nine-month periods ended September 30, 2003 primarily as a result of marketing and sales efforts.

Cost per Gross Addition

Cost per gross addition (“CPGA”) summarizes the average cost to acquire new customers during the reporting period. CPGA is computed by adding sales and marketing expenses and merchandise cost of sales and reducing the amount by the revenue from merchandise sales. The net amount is divided by the number of total new subscriber gross additions for the period. The decrease in CPGA for the three and nine-month periods ended September 30, 2004 as compared to the three and nine-month periods ended September 30, 2003 was primarily as a result of an overall increase in subscriber gross additions. Merchandise sales, Merchandise cost of sales and Sales and marketing expenses are further discussed below.

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

Three-Month Period Ended September 30, 2004 Compared to the Three-Month Period Ended September 30, 2003

Revenues

	Three-month period ended September 30,
	2004	2003
	(In thousands)
Subscriber revenues	$109,834	$98,563
Roaming revenues	35,719	34,466
Merchandise sales	6,655	5,637
Other revenues	563	639

Total revenues	$152,771	$139,305

Subscriber revenues

Total subscriber revenues were $109.8 million for the three-month period ended September 30, 2004 as compared to $98.6 million for the three-month period ended September 30, 2003, representing an increase of $11.2 million and was primarily as a result of an increase in subscribers as discussed in Subscribers above.

Roaming revenues

Roaming revenues were $35.7 million for the three-month period ended September 30, 2004 as compared to $34.5 million for the three-month period ended September 30, 2003, representing an increase of $1.2 million and was primarily as a result of an increase of $9.2 million related to a higher volume of PCS subscribers traveling through our service area, an increase of $2.0 million related to data travel and an increase of $0.3 million related to other network usage including resellers, offset by a decrease of $10.3 million related to our decrease in the reciprocal roaming rate as discussed in Subscriber and Roaming Revenue above. We continue to add cell sites in locations that we believe will enhance service and increase roaming revenue.

Merchandise sales

Merchandise sales were $6.7 million for the three-month period ended September 30, 2004 as compared to $5.6 million for the three-month period ended September 30, 2003, representing an increase of $1.1 million. The increase is primarily as a result of an increase in sales to new subscribers and a reduction of our discount for handset sales to local agents. The cost of handsets typically exceeds the amount received from our subscribers because we subsidize the price of handsets to remain competitive in the marketplace.

Operating Expenses

	Three-month period ended September 30,
	2004	2003
	(In thousands)
Cost of service	$81,531	$79,153
Merchandise cost of sales	12,532	11,751
General and administrative	8,418	7,031
Sales and marketing	19,601	19,473
Non-cash stock compensation	182	210
Depreciation and amortization	21,726	29,924

Total operating expenses	$143,990	$147,542

Cost of service

Cost of service was $81.5 million for the three-month period ended September 30, 2004 as compared to $79.2 million for the three-month period ended September 30, 2003, representing an increase of $2.3 million. Increases primarily related to $0.9 million in network usage, $2.5 million in Sprint PCS related charges that were primarily volume related, $0.6 million of hurricane related repairs and maintenance in our Florida markets and $0.8 million in lease expense related to a combination of annual rate increases, sale and leaseback arrangements and additional towers. Decreases primarily related to a $1.6 million reduction in certain independent agent expenses and a $1.0 million reduction in bad debts.

Merchandise cost of sales

Merchandise cost of sales was $12.5 million for the three-month period ended September 30, 2004 as compared to $11.8 million for the three-month period ended September 30, 2003, representing an increase of $0.7 million that was primarily as a result of the increase in sales to new subscribers. The cost of handsets typically exceeds the amount received from our subscribers because we subsidize the price of handsets to remain competitive in the marketplace.

General and administrative expenses

General and administrative expenses were $8.4 million for the three-month period ended September 30, 2004 as compared to $7.0 million for the three-month period ended September 30, 2003, representing an increase of $1.4 million that was primarily related to IWO restructuring expenses.

Sales and marketing expenses

Sales and marketing expenses were comparable at $19.6 million for the three-month period ended September 30, 2004 and $19.5 million for the three-month period ended September 30, 2003.

Non-cash stock compensation

Non-cash compensation was comparable at $0.2 million for the three-month period ended September 30, 2004 and the three-month period ended September 30, 2003. The non-cash stock compensation consists of compensation expense related to the granting of certain stock options for the Company’s stock in July 1999 and January 2000 with exercise prices less than the market value of the Company’s stock at the date of the grant and the impact of the stock options granted in connection with the IWO acquisition. The non-cash stock compensation expense is generally being amortized over a four-year period representing the vesting periods of the options.

Depreciation and amortization expense

Depreciation and amortization expense was $21.7 million for the three-month period ended September 30, 2004 as compared to $29.9 million for the three-month period ended September 30, 2003 representing a decrease of $8.2 million that was primarily related to fully amortizing the IWO subscriber base established as a result of our April 1, 2002 IWO acquisition.

Other Income/(Expense)

	Three-month period ended September 30,
	2004	2003
	( In thousands)
Interest expense	$(21,020)	$(24,030)
Interest income	596	315
Loss on sale of assets	(69)	(29)
Loss on debt extinguishment	(4,484)	—

Total other expense	$(24,977)	$(23,744)

Interest expense was $21.0 million for the three-month period ended September 30, 2004 as compared to $24.0 million for the three-month period ended September 30, 2003, representing a decrease of $3.0 million and is primarily the result of our US Unwired refinancing efforts that resulted in lower interest rates. Interest rates on our long-term obligations are discussed in detail in Note 6 to the unaudited condensed consolidated financial statements.

Interest income was $0.6 million for the three-month period ended September 30, 2004 as compared to $0.3 million for the three-month period ended September 30, 2003, representing an increase of $0.3 million and is primarily related to the increase in our cash position.

Loss on debt extinguishment

During the three-month period ended September 30, 2004, we purchased for $51.1 million approximately $48.0 million aggregate face value of our 13 3/8% senior subordinated discount notes and recorded a $4.5 million loss on extinguishment of debt related to this transaction.

Nine-month Period Ended September 30, 2004 Compared to the Nine-month Period Ended September 30, 2003

Revenues

	Nine-month period ended September 30,
	2004	2003
	(In thousands)
Subscriber revenues	$318,972	$286,306
Roaming revenues	99,976	92,808
Merchandise sales	21,925	16,708
Other revenues	1,401	1,891

Total revenues	$442,274	$397,713

Subscriber revenues

Total subscriber revenues were $319.0 million for the nine-month period ended September 30, 2004 as compared to $286.3 million for the nine-month period ended September 30, 2003, representing an increase of $32.7 million and was primarily as a result of an increase in subscribers as discussed in Subscribers above.

Roaming revenues

Roaming revenues were $100.0 million for the nine-month period ended September 30, 2004 as compared to $92.8 million for the nine-month period ended September 30, 2003, representing an increase of $7.2 million and was primarily as a result of an increase of $26.5 million related to a higher volume of PCS subscribers traveling through our service area, an increase of $5.9 million related to data travel and an increase of $3.0 million related to other network usage including resellers, offset by a decrease of $28.2 million related to our decrease in the reciprocal roaming rate as discussed in Subscriber and Roaming Revenue above. We continue to add cell sites in locations that we believe will enhance service and increase roaming revenue.

Merchandise sales

Merchandise sales were $21.9 million for the nine-month period ended September 30, 2004 as compared to $16.7 million for the nine-month period ended September 30, 2003, representing an increase of $5.2 million. The increase is primarily as a result of an increase in sales to new subscribers, a reduction of our discount for handset sales to local agents and our July 1, 2003 adoption of EITF 00-21 as discussed in Note 1 to the unaudited condensed consolidated financial statements. The cost of handsets typically exceeds the amount received from our subscribers because we subsidize the price of handsets to remain competitive in the marketplace.

Operating Expenses

	Nine-month period ended September 30,
	2004	2003
	(In thousands)
Cost of service	$228,638	$232,479
Merchandise cost of sales	41,878	29,590
General and administrative	24,065	26,729
Sales and marketing	64,984	65,959
Non-cash stock compensation	271	2,182
Depreciation and amortization	72,357	89,066
IWO asset abandonment charge	—	12,403

Total operating expenses	$432,193	$458,408

Cost of service

Cost of service was $228.6 million for the nine-month period ended September 30, 2004 as compared to $232.5 million for the nine-month period ended September 30, 2003, representing a decrease of $3.9 million. Decreases primarily related to a $5.5 million reduction in bad debt expense that included a $1.3 million Sprint PCS settlement related to accounts previously written off and a $2.2 million reduction in Sprint PCS service bureau fees and other charges that included a $6.1 million downward adjustment of previously billed Sprint PCS service bureau fees. This was offset by a $3.8 million increase in travel expense and a $1.9 million increase in lease expense related to a combination of annual rate increases, sale and leaseback arrangements and additional towers.

Merchandise cost of sales

Merchandise cost of sales was $41.9 million for the nine-month period ended September 30, 2004 as compared to $29.6 million for the nine-month period ended September 30, 2003, representing an increase of $12.3 million that was primarily as a result of the increase in sales to new subscribers, a marketing effort targeted at subscriber retention and our adoption of EITF 00-21 as discussed above. The cost of handsets typically exceeds the amount received from our subscribers because we subsidize the price of handsets to remain competitive in the marketplace.

General and administrative expenses

General and administrative expenses were $24.1 million for the nine-month period ended September 30, 2004 as compared to $26.7 million for the nine-month period ended September 30, 2003, representing a decrease of $2.6 million. The decrease was primarily as a result of a one time charge in the nine-month period ended September 30, 2003 of $3.9 million for professional fees related to an unsuccessful debt exchange that was partially offset by increases in IWO restructuring charges in the nine-month period ended September 30, 2004.

Sales and marketing expenses

Sales and marketing expenses were $65.0 million for the nine-month period ended September 30, 2004 as compared to $66.0 million for the nine-month period ended September 30, 2003, representing a decrease of $1.0 million that was primarily as a result of a decrease in advertising of $4.7 million and a decrease in wages, taxes and benefits of $2.8 million related to store closings and other initiatives that was offset by an increase in independent agent expenses related to new customer additions of $6.1 million and an increase of $0.4 million in credit checks.

Non-cash stock compensation

Non-cash compensation was $0.3 million for the nine-month period ended September 30, 2004 as compared to $2.2 million for the nine-month period ended September 30, 2003, representing a decrease of approximately $1.9 million. The non-cash stock compensation consists of compensation expense related to the granting of certain stock options for the Company’s stock in July 1999 and January 2000 with exercise prices less than the market value of the Company’s stock at the date of the grant and the impact of the stock options granted in connection with the IWO acquisition. The non-cash stock compensation expense is generally being amortized over a four-year period representing the vesting periods of the options.

Depreciation and amortization expense

Depreciation and amortization expense was $72.4 million for the nine-month period ended September 30, 2004 as compared to $89.1 million for the nine-month period ended September 30, 2003 representing a decrease of $16.7 million that is primarily related to fully amortizing the IWO subscriber base established as a result of our April 1, 2002 IWO acquisition.

Asset abandonment charge

During the nine-month period ended September 30, 2003, we recorded a $12.4 million write off of IWO construction in progress and related lease expense due to abandoned cell site construction at IWO.

Other Income/(Expense)

	Nine-month period ended September 30,
	2004	2003
	( In thousands)
Interest expense	$(69,265)	$(66,992)
Interest income	1,321	1,338
Loss on sale of assets	(724)	(21)
Loss on debt extinguishment	(58,977)	—

Total other expense	$(127,645)	$(65,675)

Interest expense was $69.3 million for the nine-month period ended September 30, 2004 as compared to $67.0 million for the nine-month period ended September 30, 2003, representing an increase of $2.3 million and is primarily the result of interest expense related to our IWO senior secured credit facility that was partially offset by a decrease in interest expense related to our 2010 and 2012 Notes. All loans under the IWO senior secured credit facility, effective with the date of the default as discussed in Note 6 to the unaudited condensed consolidated financial statements, bear interest at a rate of 4.25-4.75 percent above the agent bank’s prime rate.

Interest income was comparable at $1.3 million for the nine-month period ended September 30, 2004 and the nine-month period ended September 30, 2003.

During the nine-month period ended September 30, 2004, we sold various non-core assets including PCS licenses, towers, a minority interest in an unconsolidated affiliate and vehicles for approximately $21.2 million and recognized a $0.7 million loss on these transactions in the current period and a deferred gain of $2.3 million.

Loss on debt extinguishment

During the nine-month period ended September 30, 2004, we completed a new debt offering that consisted of $360.0 million of new senior secured notes. We used a portion of the proceeds to retire our senior secured credit facility and a portion of our existing notes. Additionally, we exchanged a portion of our existing notes for shares of our common stock. This resulted in a loss of $59.0 million. The transactions are detailed in Note 4 to the unaudited condensed consolidated financial statements.

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

US Unwired Liquidity

As of September 30, 2004, US Unwired had $126.3 million in cash and cash equivalents and $405.6 million in indebtedness.

During May and June 2004, we executed a series of transactions to refinance US Unwired’s debt that included:

•	issuing $360 million of US Unwired senior secured notes (as further described in Note 6 to the unaudited consolidated financial statements)

•	purchasing for $247.4 million approximately $235.8 million aggregate face value of US Unwired 13 3/8% senior subordinated discount notes;

•	issuing approximately 34.5 million shares of US Unwired common stock in exchange for approximately $75.0 million aggregate face value of US Unwired 13 3/8% senior subordinated discount notes;

•	paying in full its $55.4 million outstanding balance and terminating the US Unwired senior credit facility; and

•	the retiring debt of approximately $3.7 million related to a promissory note and vendor financing.

On August 30, 2004, we purchased for $51.1 million approximately $48.0 million aggregate face value of US Unwired 13 3/8% senior subordinated discount notes. We recorded a $4.5 million loss on extinguishment of US Unwired debt related to this transaction.

On November 1, 2004, we retired our remaining outstanding US Unwired 13 3/8% senior subordinated discount notes by purchasing $41.1 million aggregate face value for $43.9 million.

For 2004, we issued guidance that we intend to expend between $27 million and $33 million for US Unwired capital expenditures in 2004. As of September 30, 2004, we had spent approximately $16.6 million for US Unwired capital expenditures.

We periodically review all charges from Sprint PCS and from time to time, may dispute certain of these charges. As of September 30, 2004, we had disputed approximately $28.2 million of charges to US Unwired. Based upon the information provided to us by Sprint PCS to date, we believe the accompanying condensed consolidated balance sheet adequately reflects our obligation that may be due to Sprint PCS for these charges. However, should these disputes be settled in a manner unsatisfactory to us, US Unwired’s cash flow would be adversely impacted to the extent of the unfavorable settlement.

Based on operating forecasts, we believe that US Unwired will have sufficient cash to fund its operations, debt service and capital requirements over the next twelve months. However, US Unwired’s liquidity is dependent upon a number of factors influencing forecasts of earnings and operating cash flows. These factors include subscriber growth, average monthly revenue per user (“ARPU”), customer turnover or “churn” and cost per gross addition (“CPGA”). These performance metrics are explained in the Management’s Discussion and Analysis section of this filing.

IWO Liquidity

As of September 30, 2004, IWO had $41.0 million in cash and indebtedness that consisted of $215.0 million related to the IWO senior secured credit facility and $139.8 million related to the IWO senior notes for a total of $354.8 million. A portion of the original proceeds of the IWO senior notes offering was set aside as restricted cash and used to make the first six scheduled interest payments on the IWO senior notes through January 2004.

As of September 30, 2004, IWO was in default of the IWO senior bank credit facility. Since March 2004, IWO has failed to make $8.8 million in principal payments due on the IWO senior secured credit facility and is not in compliance with its restrictive covenants under the IWO senior secured credit facility. In September 2004, one of the holders of the IWO senior secured credit facility elected to fund IWO $1.8 million, which represents that holder’s remaining obligation of a draw request made in 2002. The holders of the IWO senior secured credit facility have denied IWO access to the remaining $23.4 million in availability.

Additionally, IWO failed to make a scheduled semi-annual interest payment on the IWO senior notes due July 15, 2004 and the holders of the senior notes can place IWO in default of its senior notes. However, on July 22, 2004, IWO entered into an agreement with an ad hoc committee of note holders owning approximately 68% of the IWO senior notes pursuant to which such holders agreed to, under certain circumstances, not take any action to enforce their rights including accelerating the principal amount of the IWO senior notes.

As a result, we have classified all outstanding indebtedness of both the IWO senior secured credit facility and the IWO senior notes as a current liability.

We have been unable to develop a business plan for IWO that provides sufficient cash to fund operations, debt service and capital requirements in 2004. We have been in discussions with the IWO creditors to arrive at a consensual restructuring to preserve liquidity but have been unable to arrive at an acceptable plan. We have retained a Chief Restructuring Officer (“CRO”) to guide IWO’s restructuring efforts and, where appropriate, to manage IWO in the planning, process and emergence from reorganization through a Chapter 11 case. IWO anticipates seeking protection under Chapter 11 in 2004.

Effective April 2004, IWO and US Unwired formalized its existing management arrangement with the execution of a management agreement engaging US Unwired to oversee, manage and supervise the development and operation of IWO. The 2004 monthly fee is comparable to monthly amounts previously billed and collected by US Unwired under the previous arrangement and allows for certain bonuses for the achievement of above targeted operating results. The agreement also includes a monthly restructuring fee and a bonus for a successful restructuring, an early termination fee if the agreement is terminated prior to December 31, 2005 and a deferred fee should the agreement not be extended beyond December 31, 2005.

We periodically review all charges from Sprint PCS and from time to time, may dispute certain of these charges. As of September 30, 2004, we had disputed approximately $15.2 million of charges to IWO. Based upon the information provided to us by Sprint PCS to date, we believe the accompanying condensed consolidated balance sheet adequately reflects our obligation that may be due to Sprint PCS for these charges. However, should these disputes be settled in a manner unsatisfactory to us, IWO’s cash flow would be adversely impacted to the extent of the unfavorable settlement.

As a result of liquidity challenges, IWO has made the decision to reduce capital expenditures for network expansion. Included in this reduction are cell sites that IWO is required to construct to meet the build out requirements under IWO’s management agreement with Sprint. Failure to complete the build out of the IWO service area will place IWO in violation of the IWO Sprint management agreement. As a result, Sprint PCS could declare IWO in default and take action up to and including termination of the IWO Sprint management agreement. At September 30, 2004, IWO’s construction in progress included $5.6 million primarily related to cell sites that IWO plans to complete and management estimates that completion of these cell sites will require approximately $7.2 million in additional costs to complete construction and place these sites in operation. IWO anticipates that only a portion of these sites will be completed in 2004.

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

Cash Flows

Net cash provided by operating activities during the nine-month period ended September 30, 2004 was $61.7 million. Net cash provided by investing activities during the nine-month period ended September 30, 2004 was $39.0 million and included $19.3 million in proceeds from the release of restricted cash that was set aside for the IWO senior note interest payment in January 2004 and interest and fees due on the IWO senior bank credit facility, $43.3 million in proceeds from the sale of assets and $500,000 in distributions from unconsolidated affiliates, offset by $24.0 million for capital expenditures. Cash used in financing activities during the nine-month period ended September 30, 2004 was $30.6 million and included $360.2 million in proceeds from the issuance of new notes that was offset by $378.6 million in repayment of existing debt and $12.5 million in debt issuance costs.

Seasonality

Like the wireless communications industry in general, there is an increase in subscriber additions in the fourth quarter due to the holiday season. A greater number of phones sold at holiday promotional prices causes our losses on merchandise sales to increase. Our sales and marketing expenses also increase with holiday promotional activities. We generally have the weakest demand for new wireless services during the summer. We expect these trends to continue based on historical operating results.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We do not engage in derivatives or other financial instruments for trading, speculative or hedging purposes, though we may do so from time to time if such instruments are available to us on acceptable terms and prevailing market conditions are accommodating. We have been subject to some interest rate risk on our senior secured borrowings and could be subject to interest rate risk on any future floating rate financing.

Our primary interest rate risk exposures relate to (i) the interest rate on long-term borrowings; (ii) our ability to refinance our debt at maturity at market rates; and (iii) the impact of interest rate movements on our ability to meet interest expense requirements and financial covenants under our debt instruments.

Our fixed rate debt consists of the accreted carrying value of the US Unwired Inc. 13 3/8% subordinated discount notes due November 1, 2009 ($40.7 million at September 30, 2004 and fully retired as of November 1, 2004), the accreted carrying value of the IWO 14% Senior Notes due January 15, 2011 ($139.8 million at September 30, 2004) and the US Unwired $235 million aggregate principal amount 10% Second Priority Senior Secured Notes due June 15, 2012 (issued on June 15, 2004).

Our variable rate debt consists of borrowings made under the US Unwired $125 million aggregate principal amount First Priority Senior Secured Floating Rate Notes (“2010 Notes”) due June 15, 2010 (issued June 15, 2004) and the IWO senior secured credit facility ($215.0 million at September 30, 2004). The US Unwired 2010 Notes bear interest at a floating rate equal to the London Interbank Offered Rate (“LIBOR”) plus 4.25% per year. LIBOR is assumed to equal 1.88%. The IWO senior secured credit facility, which is in default as of September 30, 2004, bears interest at a default rate of 4.25-4.75 percent above the agent bank’s prime rate. For the three months ended September 30, 2004, the weighted average interest rate under US Unwired 2010 Notes was 5.8% and under the IWO senior secured credit facility was 7.2%.

A one percent increase (decrease) in the variable interest rate would result in a $3.5 million increase (decrease) in the related interest expense on an average annual basis based upon borrowings outstanding at September 30, 2004.

The amounts discussed above for the IWO Senior Notes and the IWO senior secured credit facility are classified as current in the accompanying condensed balance sheets as a result of the events of default as discussed in the Liquidity and Capital Resources section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures

As of September 30, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2004. There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II Other Information

Item 1. Legal Proceedings

On July 11, 2003, US Unwired and two of its subsidiaries, Louisiana Unwired LLC and Texas Unwired (“US Unwired”), filed suit in federal court in Louisiana against Sprint Corporation, Sprint Spectrum, L.P., Wireless, L.P. and Sprintcom, Inc. (collectively, “Sprint”) and on September 25, 2003, US Unwired filed an amended complaint. The suit alleges violations of the Racketeer Influenced and Corrupt Organizations Act, breach of fiduciary duty, breach of contract, and fraud arising out of Sprint’s conduct in its dealings with the plaintiff companies. It seeks treble actual damages in unspecified amounts and appointment of a receiver or fiscal agent over property and assets controlled by Sprint. IWO is not a plaintiff in the original or the amended suit. On February 5, 2004, the U.S. District Court denied in all respects Sprint’s previously-filed motion for judgment on the pleadings, stated that it was amenable to allowing US Unwired to hire an outside accounting company or other expert to monitor monies received by Sprint, and agreed with the US Unwired position that certain claims are subject to trial by jury in Louisiana. On March 8, 2004, US Unwired filed its Second Amended Complaint against Sprint to include certain additional factual allegations related to its claims, as requested by the Court’s February 5 Order. On April 8, 2004, Sprint filed its Answer, Defenses, and Counterclaim to US Unwired’s Second Amended Complaint, which included a claim that US Unwired owed Sprint approximately $16.3 million related to contractual disputes between the parties. IWO is not a defendant in this suit. On March 25, 2004, US Unwired filed an application to appoint an outside accounting company or other expert to contemporaneously monitor monies paid to Sprint from US Unwired customers. Sprint filed an objection to the US Unwired application. On June 14, 2004, the District Court granted US Unwired’s motion to appoint an outside accounting company or other expert to the extent that the court announced its intention to appoint a special master for the limited purpose of determining if accounting procedures are being performed accurately and in compliance with the terms of US Unwired’s agreements with Sprint. On August 27, 2004, the District Court appointed Robert S. Cohen, CPA, of Crowe Chizek & Company, LLP as the special master to consider and make findings upon issues that arise out of the accuracy of the accounting for revenues Sprint

PCS passes on to US Unwired and the fees Sprint PCS charges US Unwired. The special master will report proposed findings of fact to the court as findings of fact. On September 30, 2004, the court entered an order setting a schedule to complete the discovery process during 2004 and the court has set a jury trial date for May 9, 2005. The Company does not believe that a negative outcome on Sprint’s counterclaim will have a material adverse effect on the Company.

Item 2. Changes in Securities

From May 26, 2004 to June 4, 2004, US Unwired exchanged 34.5 million shares of its common stock for $75.0 million face amount of its US Unwired 13 3/8% senior subordinated discount notes. Exemption for such transaction is claimed pursuant to Section 3(a)(9) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

Since March 2004, Independent Wireless One Corporation, a wholly owned subsidiary of IWO, has failed to make $8.8 million principal payments on its amended and restated secured credit facility (“the IWO senior secured credit facility”) under which it may borrow up to $240 million in the aggregate consisting of up to $70 million in revolving loans and $170 million in term loans and was not in compliance with its restrictive covenants. As a result of the failure to make scheduled principal payments and the covenant violations, the Company was in default of the IWO senior secured credit facility at September 30, 2004.

On July 15, 2004, IWO failed to make a scheduled interest payment of $11.2 million on the IWO senior notes and the holders of the IWO senior notes may declare IWO to be in default. On September 22, 2004, IWO entered into an agreement with an ad hoc committee of IWO note holders owning approximately 68% of the IWO senior notes pursuant to which such holders agreed to, under certain circumstances, not take any action to enforce their rights including accelerating the principal amount of the IWO senior notes resulting from IWO’s failure to make the interest payment of $11.2 million due on the senior notes on July 15, 2004.

Item 5. Other Information

Due to the separate debt structures of US Unwired and IWO, we are presenting financial and operational information for US Unwired excluding the operations of IWO. The tables below set forth certain condensed financial information that has been derived from our unaudited condensed consolidated financial statements presented elsewhere in this filing. We have not consolidated the operations of IWO, but rather have included it substantially on the equity method of accounting. We have included in Investments In and Advances To Unconsolidated Affiliates IWO’s losses that exceed our investment in the operations of IWO and we have recorded as other revenue management fees that we derive from IWO. We have presented the information because we believe it is more meaningful to investors in the US Unwired notes, who will have no claim against the assets or business of IWO and are not likely to derive any value from our ownership of IWO’s common stock. The condensed financial statements that exclude the operations of IWO should be read in conjunction with the unaudited condensed consolidated financial statements, related notes and other financial information included in this filing.

Condensed consolidated balance sheet of US Unwired, excluding the operations of IWO

	September 30, 2004	December 31, 2003
	(Unaudited)
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$126,343	$64,856
Subscriber receivables, net	23,506	18,749
Other receivables	1,514	2,477
Inventory	3,055	3,996
Prepaid expenses and other assets	9,962	9,114
Receivables from related parties	1,809	686
Receivables from officers	116	85
Current assets related to discontinued operations	63	1,049

Total current assets	166,368	101,012

Property and equipment, net	214,421	245,615
Goodwill and other intangibles, net	60,010	61,848
Notes receivable from unconsolidated affiliates	1,944	1,887
Other assets	20,337	26,031
Non-current assets related to discontinued operations	—	4,770

Total assets	$463,080	$441,163

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$37,507	$24,298
Accrued expenses	55,214	38,886
Current maturities of long term obligations	484	11,145
Current liabilities related to discontinued operations	647	49

Total current liabilities	93,852	74,378

Long term obligations, net of current maturities	405,163	434,745
Deferred gain	28,265	29,836
Investments in and advances to unconsolidated affiliates	169,650	132,016

Stockholders’ deficit:
Common stock	1,636	1,288
Additional paid in capital	751,242	654,705
Retained deficit	(986,718)	(885,795)
Treasury stock	(10)	(10)

Total stockholders’ deficit	(233,850)	(229,812)

Total liabilities and stockholders’ deficit	$463,080	$441,163

Condensed consolidated statement of operations of US Unwired, excluding the operations of IWO

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
	(Unaudited)
	(In thousands)
Revenue:
Subscriber	$73,556	$64,521	$214,576	$189,521
Roaming	25,056	24,351	71,842	67,594
Merchandise sales	4,335	3,887	15,151	11,729
Other revenue	3,017	2,491	8,049	7,893

Total revenue	105,964	95,250	309,618	276,737
Expense:
Cost of service	56,257	53,440	156,829	155,928
Merchandise cost of sales	8,349	8,467	28,771	21,431
General and administrative	6,353	6,120	18,800	22,419
Sales and marketing	12,364	12,314	42,881	43,660
Non-cash stock compensation	182	210	271	2,182
Depreciation and amortization	14,707	16,138	44,499	48,315

Total operating expense	98,212	96,689	292,051	293,935

Operating income (loss)	7,752	(1,439)	17,567	(17,198)
Other income (expense):
Interest expense	(10,198)	(12,926)	(39,266)	(36,994)
Gain (loss) on sale of assets	(10)	2	(640)	10
Loss on debt extinguishment	(4,484)	—	(58,977)	—

Total other expense	(14,692)	(12,924)	(98,883)	(36,984)

Loss from continuing operations before equity in losses of unconsolidated affiliates	(6,940)	(14,363)	(81,316)	(54,182)
Equity in losses of unconsolidated affiliates	(9,286)	(17,561)	(36,024)	(71,997)

Loss from continuing operations	(16,226)	(31,924)	(117,340)	(126,179)

Discontinued operations:
Gain (loss) on disposal of discontinued operations	—	—	16,131	—
Income (loss) from discontinued operations	—	617	284	2,380

	—	617	16,415	2,380

Net loss	$(16,226)	$(31,307)	$(100,925)	$(123,799)

Basic and diluted loss per share
Continuing operations	$(0.10)	$(0.25)	$(0.81)	$(0.98)
Discontinued operations	—	—	0.11	0.02

	$(0.10)	$(0.25)	$(0.70)	$(0.96)

Weighted average outstanding common shares	163,528	128,832	144,583	128,832

Condensed consolidated statement of cash flows of US Unwired, excluding the operations of IWO

	For the nine months ended September 30,
	2004	2003
	(Unaudited)
	(In thousands)
Cash flows from operating activities

Net cash provided by operating activities	$66,862	$53,062

Cash flows from investing activities

Proceeds from sale of assets	43,155	350
Distribution from unconsolidated affiliates	500	250
Payments for the purchase of equipment	(16,625)	(15,135)

Net cash provided by (used in) investing activities	27,030	(14,535)

Cash flows from financing activities

Proceeds from long-term debt	358,416	—
Proceeds from exercised options	307	—
Principal payments of long-term debt	(378,620)	(3,203)
Debt issuance cost	(12,508)	—

Net cash used in financing activities	(32,405)	(3,203)

Net increase in cash and cash equivalents	61,487	35,324

Cash and cash equivalents at beginning of period	64,856	26,977

Cash and cash equivalents at end of period	$126,343	$62,301

PCS Performance Measurements and Metrics (Non-GAAP Terms) of US Unwired, excluding the operations of IWO

	Three-month period ended September 30,		Nine-month period ended September 30,
	2004	2003	2004	2003
Subscribers
Gross Additions	56,456	47,262	185,563	158,577
Net Additions	6,787	2,046	50,906	27,356
Total Customers	449,455	384,827	449,455	384,827
Churn	3.4%	3.7%	3.2%	3.7%

Reseller subscribers	68,643	22,268	68,643	22,268

Average Revenue Per User, Monthly
Including Roaming	$73.69	$77.19	$75.06	$76.97
Without Roaming	$54.97	$56.04	$56.23	$56.74

Cost Per Gross Addition	$288	$352	$303	$330

Average Monthly MOUs Per Subscriber
Home	763	633	730	617
Roaming Off Our Network	241	206	245	193

System MOUs (Millions)
Subscriber	1,021	729	2,787	2,063
Roaming	463	336	1,324	909

Licensed POPs (Millions)	11.3	11.3	11.3	11.3
Covered POPs (Millions)	8.1	8.1	8.1	8.1
Towers (Owned and Leased)	1,214	1,193	1,214	1,193

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits

The following exhibits are filed as part of this report:

3.1	Third Restated Articles of Incorporation of US Unwired Inc. (Incorporated by reference to Exhibit 3.1 to the Form 10-Q filed by US Unwired Inc. on May 9, 2002)

3.2	By-Laws of US Unwired Inc. as amended on April 29, 2003. (Incorporated by reference to Exhibit 3(ii) to the Form 10-Q filed by US Unwired Inc. on November 13, 2003)

4.1	Indenture dated as of October 29, 1999 among US Unwired Inc., the Guarantors (as defined therein) and State Street Bank and Trust Company. (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4, Registration Nos. 333-92271, 333-92271-01 and 333-92271-02, filed by US Unwired Inc., Louisiana Unwired, LLC and Unwired Telecom Corp. on December 7, 1999)

4.2	Pledge and Security Agreement dated as of October 29, 1999 by and between Louisiana Unwired LLC and State Street Bank and Trust Company. (Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4, Registration Nos. 333-92271, 333-92271-01 and 333-92271-02, filed by US Unwired Inc., Louisiana Unwired, LLC and Unwired Telecom Corp. on December 7, 1999)

4.3	Supplemental Indenture dated as of March 11, 2002, among Georgia PCS Management, LLC and Georgia PCS Leasing, LLC, both Georgia limited liability companies and subsidiaries of US Unwired Inc., the other Guarantors and State Street Bank and Trust Company, as trustee under the indenture. (Incorporated by reference to Exhibit 4(i)(d) to the Form 10-Q filed by US Unwired Inc. on August 14, 2002)

4.4	Supplemental Indenture, dated as of May 25, 2004, among US Unwired Inc., the Guarantors (as defined in the Indenture referred to therein) and U.S. Bank National Association as Trustee under the Indenture referred to therein. (Incorporated by reference to Exhibit 99.2 to the Form 8-K filed by US Unwired Inc. on May 28, 2004)

4.5	Registration Rights Agreement, dated as of September 16, 2004, by and among US Unwired Inc., Georgia PCS Leasing, LLC, Georgia PCS Management, L.L.C., Louisiana Unwired, LLC, Unwired Telecom Corp., Texas Unwired, Lehman Brothers Inc., Banc of America Securities LLC, and Bear, Stearns & Co. Inc. (Incorporated by reference to Exhibit 4.19 to the Registration Statement on Form S-4 filed by US Unwired Inc., Louisiana Unwired, LLC, Unwired Telecom Corp., Texas Unwired, Georgia PCS Management, L.L.C., and Georgia PCS Leasing, LLC on July 9, 2004, Registration No. 333-117284)

4.6	Indenture, dated as of September 16, 2004, between US Unwired Inc., the Guarantors listed therein and U.S. Bank National Association, as trustee for the 10% Second Priority Senior Secured Notes due 2012. (Incorporated by reference to Exhibit 4.20 to the Registration Statement on Form S-4 filed by US Unwired Inc., Louisiana Unwired, LLC, Unwired Telecom Corp., Texas Unwired, Georgia PCS Management, L.L.C., and Georgia PCS Leasing, LLC on July 9, 2004, Registration No. 333-117284)

4.7	Indenture, dated as of September 16, 2004, between US Unwired Inc., the Guarantors listed therein and U.S. Bank National Association, as trustee for the First Priority Senior Secured Floating Rate Notes due 2010. (Incorporated by reference to Exhibit 4.21 to the Registration Statement on Form S-4 filed by US Unwired Inc., Louisiana Unwired, LLC, Unwired Telecom Corp., Texas Unwired, Georgia PCS Management, L.L.C., and Georgia PCS Leasing, LLC on July 9, 2004, Registration No. 333-117284)

4.8	Intercreditor Agreement, dated as of September 16, 2004, between U.S. Bank National Association, as trustee for the 2010 Noteholders referred to therein, U.S. Bank National Association, as trustee for the 2012 Noteholders referred to therein, U.S. Bank National Association, as collateral agent pursuant to the 2010 Indenture and the 2012 Indenture referred to therein, US Unwired Inc., the Subsidiary Guarantors referred to therein, the Loan Parties referred to therein, and the Secured Parties and Secured Party Representatives referred to therein. (Incorporated by reference to Exhibit 4.22 to the Registration Statement on Form S-4 filed by US Unwired Inc., Louisiana Unwired, LLC, Unwired Telecom Corp., Texas Unwired, Georgia PCS Management, L.L.C., and Georgia PCS Leasing, LLC on July 9, 2004, Registration No. 333-117284)

4.9	Security Agreement, dated as of September 16, 2004, between US Unwired Inc., the Subsidiary Guarantors referred to therein, and U.S. Bank National Association, as collateral agent for the Secured Parties referred to therein. (Incorporated by reference to Exhibit 4.23 to the Registration Statement on Form S-4 filed by US Unwired Inc., Louisiana Unwired, LLC, Unwired Telecom Corp., Texas Unwired, Georgia PCS Management, L.L.C., and Georgia PCS Leasing, LLC on July 9, 2004, Registration No. 333-117284)

4.10	Intellectual Property Security Agreement, dated as of September 16, 2004, between US Unwired Inc., the Subsidiary Guarantors referred to therein, and U.S. Bank National Association, as collateral agent for the Secured Parties referred to therein. (Incorporated by reference to Exhibit 4.24 to the Registration Statement on Form S-4 filed by US Unwired Inc., Louisiana Unwired, LLC, Unwired Telecom Corp., Texas Unwired, Georgia PCS Management, L.L.C., and Georgia PCS Leasing, LLC on July 9, 2004, Registration No. 333-117284)

4.11	Purchase Agreement, dated September 10, 2004, by and among US Unwired Inc., Georgia PCS Leasing, LLC, Georgia PCS Management, L.L.C., Louisiana Unwired, LLC, Unwired Telecom Corp., Texas Unwired, Lehman Brothers Inc., Banc of America Securities LLC, and Bear, Sterns & Co. Inc. (Incorporated by reference to Exhibit 4.25 to the Registration Statement on Form S-4 filed by US Unwired Inc., Louisiana Unwired, LLC, Unwired Telecom Corp., Texas Unwired, Georgia PCS Management, L.L.C., and Georgia PCS Leasing, LLC on July 9, 2004, Registration No. 333-117284)

4.12	Multiple Indebtedness Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing by US Unwired Inc. in favor of U.S. Bank National Association, in its capacity as collateral agent, dated September 15, 2004. (Incorporated by reference to Exhibit 4.26 to the Registration Statement on Form S-4 filed by US Unwired Inc., Louisiana Unwired, LLC, Unwired Telecom Corp., Texas Unwired, Georgia PCS Management, L.L.C., and Georgia PCS Leasing, LLC on July 9, 2004, Registration No. 333-117284)

4.13	Forbearance agreement dated September 22, 2004 between IWO and certain beneficial owners of the IWO 14% Senior Notes due 2011. (Incorporated by reference to Exhibit 4.1.3 to the Form 10-Q filed by US Unwired Inc. on July 28, 2004)

4.13(a)	Amendment No. 1 to the Forbearance agreement dated September 22, 2004 between IWO and certain beneficial owners of the IWO 14% Senior Notes due 2011.

4.14	Possessory Security Agreement dated July 14, 2004 by US Unwired Inc. in favor of Whitney National Bank.

10.1	Cameron Communications Service Agreement dated September 10, 1999, between Cameron Communications Corporation and US Unwired Inc. (Incorporated by reference to Exhibit 10.15 to Amendment No. 2 to the Registration Statement on Form S-4, Registration Nos. 333-92271, 333-92271-01 and 333-92271-02, filed by US Unwired Inc., Louisiana Unwired, LLC and Unwired Telecom Corp. on February 23, 2000)

10.2	Office and warehouse lease dated January 16, 2004 between US Unwired Inc. and UniBill, L.L.C. (Incorporated by reference to Exhibit 10.28 to the Registration Statement on Form S-4 filed by US Unwired Inc., Louisiana Unwired, LLC, Unwired Telecom Corp., Texas Unwired, Georgia PCS Management, L.L.C., and Georgia PCS Leasing, LLC on July 9, 2004, Registration No. 333-117284)

10.3	Management Agreement, dated as of April 1, 2004, by and among US Unwired Inc., IWO Holdings, Inc., Independent Wireless One Corporation, and Independent Wireless One Leased Realty Corporation. (Incorporated by reference to Exhibit 10.29 to the Registration Statement on Form S-4 filed by US Unwired Inc., Louisiana Unwired, LLC, Unwired Telecom Corp., Texas Unwired, Georgia PCS Management, L.L.C., and Georgia PCS Leasing, LLC on July 9, 2004, Registration No. 333-117284)

10.4	Letter Agreement, dated January 30, 2003, among Weil, Gotshal & Manges LLP, US Unwired Inc. and Brown Brothers Harriman & Co. (Incorporated by reference to Exhibit 10.30 to the Registration Statement on Form S-4 filed by US Unwired Inc., Louisiana Unwired, LLC, Unwired Telecom Corp., Texas Unwired, Georgia PCS Management, L.L.C., and Georgia PCS Leasing, LLC on July 9, 2004, Registration No. 333-117284)

31.1	Certification of President and Chief Executive Officer

31.2	Certification of Chief Financial Officer.

32.1	Section 1350 Certification of President and Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

Registrant agrees to furnish to the Commission on request copies of any instrument defining the rights of holders of long-term debt the total amount of which does not exceed 10% of the total consolidated assets of the registrant and which is otherwise not filed as an exhibit.

b.	Reports on Form 8-K

On July 9, 2004, we filed a Current Report on Form 8-K containing a press release announcing that the board of directors of IWO Holdings, Inc. (“IWO”), and IWO’s senior lenders had reached an agreement under which US Unwired would continue to manage IWO through 2005 and that IWO may extend the agreement through 2006. We also explained that we made certain reclassifications to our consolidated financial statements for each of the three years ending December 31, 2003 to be consistent with reclassifications made during the three-month period ended March 31, 2004 included in the Form 10-Q filed with the Securities and Exchange Commission on May 3, 2004. The reclassifications were between the expense categories of Cost of service, General and administrative and Sales and marketing and reclassified financial information was provided.

On July 28, 2004, we filed a Current Report on Form 8-K pursuant to Item 12 of Form 8-K containing a press release announcing our earnings for the fiscal quarter ended June 30, 2004 and containing a transcript of our July 29, 2004 conference call discussing our earnings for the fiscal quarter ended June 30, 2004.

On September 29, 2004, we filed a Current Report on Form 8-K pursuant to Item 12 of Form 8-K containing a press release announcing that we had given notice to U.S. Bank National Association (as trustee and paying agent) to redeem all of US Unwired’s outstanding 13 3/8% Senior Subordinated Discount Notes due 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

November 1, 2004	US UNWIRED INC.

	By:	/s/ Jerry E. Vaughn
Jerry E. Vaughn Chief Financial Officer