Form 10-K
period 2004-12-31
US UNWIRED INC
filed 2005-03-15
CIK 1024149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO

SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2004.

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

(Title of Each Class)

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

The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing sales price on the OTC Bulletin Board on June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $386,264,374. (For purposes of determination of the foregoing amount, only our directors, executive officers and 10% shareholders have been deemed affiliates).

There were 163,761,093 shares of common stock, $0.01 par value per share, outstanding at March 1, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the US Unwired Inc. Proxy Statement of Registrant for its 2004 annual meeting of shareholders.

US UNWIRED INC.

ANNUAL REPORT ON FORM 10-K

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements, which are statements about future business strategy, operations and capabilities, construction plans, construction schedules, financial projections, plans and objectives of management, expected actions of third parties and other matters. Forward-looking statements often include words like believes, belief, expects, plans, anticipates, intends, projects, estimates, may, might, would or similar words. Forward-looking statements speak only as of the date of this report. They involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different. In addition to the risk factors described elsewhere, specific factors that might cause such a difference include, but are not limited to (i) our ability to finance future growth opportunities; (ii) our dependence on Sprint; (iii) our ability to expand our Sprint network or to upgrade the Sprint network to accommodate new technologies; (iv) limited operating history in the PCS market and the possibility of future losses; (v) potential fluctuations in operating results; (vi) changes or advances in technology; (vii) changes in law or government regulation; (viii) competition in the industry and markets in which we operate; (ix) future acquisitions; (x) our ability to attract and retain skilled personnel; (xi) our dependence on contractor and consultant services, network implementation and information technology support; (xii) our potential inability to expand the services and related products we provide in the event of substantial increases in demand in excess of supply for network and handset equipment and related services and products; (xiii) changes in labor, equipment and capital costs; (xiv) any inability to comply with the indentures that govern our senior notes or credit agreements; (xv) changes in management; and, (xvi) general economic and business conditions.

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

PART I

ITEM 1. Business

General

We are principally engaged in the ownership and operation of wireless communications. We are a network partner of Sprint and have the exclusive right to provide wireless services under the Sprint brand names within our service area.

Recent Developments

On February 10, 2005, we divested our relationship in IWO Holdings, Inc. (“IWO”). The information in Item 1. Business of this filing excludes the operations of IWO. Due to the uncertainty of this divestiture at December 31, 2004, our audited consolidated financial statements and all other Items in this filing include the operations of IWO on a consolidated basis.

Our service area consists of portions of Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, Oklahoma, Tennessee and Texas. At December 31, 2004, we were providing wireless service to approximately 469,500 subscribers.

Our Affiliation with Sprint

Sprint adopted a strategy to extend its 100% digital, 100% PCS network by entering into agreements with independent wireless companies such as us, which we refer to as affiliates, to construct and manage Sprint markets and market Sprint services. Through these affiliations, Sprint services are available in key cities contiguous to current and future Sprint markets.

Under our agreements with Sprint, we market Sprint products and services in our service area using licenses that Sprint acquired from the FCC in 1994 and 1996. We are the only provider of Sprint products and services in our service area. Some key points about these agreements are:

•	Each agreement lasts up to 50 years with an initial period of 20 years and three successive 10-year renewal periods.

•	Each agreement requires revenue sharing of 8% to Sprint and 92% to US Unwired, except that we retain 100% of the revenues from certain non-US Unwired Sprint subscribers traveling in our service area, merchandise sales and other revenues as defined in the Sprint Management Agreement.

•	If we terminate or breach the agreements, we may be required to sell our PCS business and network to Sprint or to purchase a portion of the Sprint licenses from Sprint.

•	If Sprint terminates or breaches the agreements, we may be able to sell our PCS business and network to Sprint or to purchase the Sprint licenses from Sprint.

In addition, through services agreements, we pay Sprint service fees for certain ‘back office’ functions such as customer service and billing performed by Sprint for us. We pay service fees to Sprint for a portion of our new subscribers activations as well recurring monthly fees for services performed for existing subscribers.

We also purchase other goods and services, such as handsets, from Sprint where Sprint has contracted with third party vendors. Sprint has entered into agreements with national retailers that sell handsets and service to new subscribers in our markets. Sprint pays these national retailers a new subscriber commission and provides handsets to them below cost, which we refer to as a handset subsidy. For new subscribers added in our markets by these national retailers, Sprint passes the costs of commissions and handset subsidies to us.

We believe that our service area is important to the Sprint network. To date, Sprint has made considerable investments in the licenses covering our service area.

Our Service Area

Our Sprint service area includes all or portions of 48 markets spanning over 179,000 square miles with a population of approximately 11.3 million people in portions of Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, Oklahoma, Tennessee and Texas as a network partner of Sprint. The number of residents in our service area does not represent the number of Sprint subscribers that we expect to have in our service area.

Services and Features

We offer Sprint products and services in our service area. Our products and services are designed to mirror those of Sprint and to be a part of the Sprint nationwide network. Sprint subscribers in our service area may use Sprint services throughout our markets and seamlessly throughout the Sprint network.

We support Sprint’s newest technology, PCS Vision™, throughout our service area. PCS Vision™ allows subscribers that purchase handsets with the appropriate features the ability to access the Internet, receive and send email, download pictures and sounds, and take digital pictures either with a built-in or attachable camera.

We offer Code Division Multiple Access (CDMA) handsets which can offer up to 7 days of standby time and up to 5.5 hours of talk time. Many of these models are dual-mode handsets that allow subscribers to make and receive calls on both PCS and cellular frequency bands. All handsets are equipped with preprogrammed features and are sold under the Sprint brand name.

We provide roaming service to both Sprint subscribers that are traveling through our service area as well as certain non-Sprint subscribers traveling through our service area. Sprint and other affiliates provide a similar service to our subscribers traveling outside of our market area. Roaming allows a person to make a phone call outside the service area where they purchased the service.

Marketing Strategy

We benefit from the recognizable Sprint brand names and logos and from Sprint’s technological developments. We enhance the national effort with local marketing managers and coordinators who develop strategies specifically tailored to our local markets. They assist the sales force in driving traffic to the stores through promotions, contests and community relations programs and assist the outside sales force in targeting business sales.

Pricing

We use the Sprint pricing strategy to offer our subscribers a menu of service plans typically structured with monthly recurring charges, large local calling areas, bundles of minutes and options and features such as voicemail, enhanced caller identification, call waiting, three-way calling and PCS Vision web. In order to meet the competitive needs of our specific local markets, we occasionally alter Sprint’s pricing plans. In addition, we offer a pre-paid service called Chat Pak in certain markets where we believe that it will provide a competitive advantage.

Advertising

We capitalize on the Sprint name and reputation to attract subscribers. We benefit from Sprint’s national advertising campaign at no additional cost. Sprint also runs numerous promotional campaigns that provide subscribers with benefits such as additional features at the same rate or free ancillary services. We direct our media and promotional efforts at the community level by advertising Sprint’s products and services through radio, print, outdoor, billing inserts, direct mail and promotional displays in our retail stores.

Sponsorships

Sprint sponsors numerous national and regional events. These sponsorships provide Sprint with brand name and product awareness. Our regional marketing teams sponsor local events, teams and projects to increase consumer awareness of the Sprint brand in the local community and to provide occasions to develop positive community relationships in our markets.

Sales and Distribution

We target a broad range of consumer and business markets through a sales and distribution plan. We use traditional sales channels, like our retail stores, mass merchandisers and other national retail outlets, independent agents and an outside sales force. We also use lower-cost methods like direct marketing and a corporate website.

Retail stores

At December 31, 2004, we had 37 retail outlets and kiosks in our service area. Our retail outlets are located in principal retail districts in each market, designed in accordance with Sprint specifications and branded as Sprint stores. We use our stores for the distribution and sale of our handsets and services. Sales representatives in these outlets receive in-depth training that allows them to explain our service in an informed manner. We believe that these representatives foster effective and enduring customer relationships.

Mass merchandisers and outlets

We target subscribers through our mass-market retail outlets through Sprint negotiated distribution agreements with national and regional mass merchandisers and consumer electronic retailers, including Radio Shack, Wal-Mart, Best Buy and Office Depot and, at December 31, 2004, had a presence in 360 national retail locations in our area.

Independent agents

We have a contracted network of independent agents that creates additional opportunities for local distribution. Most of these businesses are family-owned consumer electronics dealers and wireless telecommunication retailers. At December 31, 2004, we had approximately 168 independent agents under contract in our service area.

Other Sprint initiatives

We participate in Sprint’s national accounts program, which targets Fortune 1000 companies. This allows us to take advantage of Sprint’s inbound telemarketing sales program and Sprint’s internet site that allows subscribers in our service area who purchase products and services over the Sprint internet site to become subscribers of our PCS network.

Resellers

Effective July 2002, we agreed to participate in a reseller program in our service area through Sprint as part of the partnership between Sprint and Virgin Mobile USA, LLC, or Virgin Mobile. The agreement allows Virgin Mobile to sell prepaid wireless services and pay us for use of our network on a per minute basis. Virgin Mobile targets the 15- to 30-year-old consumer market to purchase pay-as-you-go wireless communications services while eliminating the responsibilities of monthly bills and credit requirements.

Suppliers and Equipment Vendors

We do not manufacture any of the handsets that we use in our operations. We purchase our handsets directly from Sprint and our accessories from certain other third party vendors. No single manufacturer has accounted for more than 10% of our sales in the current reporting period or in the past three years.

Competition

We face significant competition in our service area from a number of competitors. There are four other national mobile telephony operators that offer service in at least some portion of our service area—Verizon, Cingular, Nextel and T-Mobile. In addition, there are many local and regional carriers that offer PCS and cellular services in our service area. According to the FCC’s Ninth Annual Commercial Mobile Radio Services (“CMRS”) Competition Report, released September 28, 2004, “. . . 97% of the total U.S. population lives in counties with access to three or more different operators offering mobile telephone service.”

In December 2004, Sprint announced its intention to merge with Nextel. We currently compete with Nextel in our service area. We are uncertain at this time of the impact of this merger on market competition.

Wireless local number portability (“WLNP”) was introduced in a portion of our markets in November 2003 and the balance of our markets in May 2004. WLNP allows customers to retain existing telephone numbers when switching from one carrier to another. The introduction of WLNP in all of our markets has resulted in higher customer turnover and increased operating costs.

In order to attract new subscribers, we have offered discounts on handsets and service plans that include more minutes and/or more anytime minutes and other enhancements such as complimentary periods of free data usage. Based upon increased competition, we anticipate that market prices for two-way wireless services will continue to decline in the future. We compete to attract and retain subscribers principally on the basis of services and features, the size and location of our service areas, network coverage and reliability, customer care and pricing. Our ability to compete successfully depends, in part, on our ability to anticipate and respond to various competitive factors affecting the industry, including new services that may be introduced, changes in consumer preferences, demographic trends, economic conditions and discount pricing strategies by competitors.

We believe that our ability to compete effectively with other wireless providers will depend on:

•	the continued expansion and improvement of the Sprint network, the Sprint customer care system and telephone handset options and feature availability.

•	the continued success of CDMA technology in providing better call quality and clarity than other systems; and

•	our competitive pricing with various options suiting individual subscribers calling needs.

The main wireless technologies used in the United States are: Code Division Multiple Access, or CDMA and Global System Mobile Communications, or GSM.

Sprint has chosen CDMA technology, which we believe offers significant advantages in the marketplace.

CDMA offers superior call quality and clarity. CDMA also offers the highest capacity of the three standards. This means that more simultaneous calls can be handled on a CDMA network than on equivalent TDMA or GSM networks. CDMA also offers a high level of security, giving subscribers confidence that their calls remain private. CDMA offers many advanced features such as short text messaging, Internet access, call waiting, call forwarding and three-way calling. Several providers in the United States, including Sprint and Verizon Wireless, use CDMA technology.

GSM is the most widely adopted standard around the world. It originated in Europe, where it continues to be the dominant standard. It has been widely deployed for over ten years, which means that economies of scale for network and handset equipment have been achieved. This has lowered the cost of purchasing the equipment for a GSM system. GSM also offers increased call security and advanced features like those available on a CDMA network. T-Mobile and Cingular use GSM technology.

We do not currently face significant competition from resellers and believe our relationship with Virgin Mobile complements our other distribution channels. We expect to continue to be subject to the FCC rule that requires cellular and PCS licensees to permit the resale of carrier service.

Network Operations

We have completed the initial network build out plan for our service area. The Sprint Management Agreement requires us to provide network coverage to 65% of the resident population in our service area.

For a discussion of recent developments in 2004 including our operating results, liquidity and relationship with Sprint, please refer to Recent Developments in Item 7. Management’s Discussion and Analysis of Financial Condition And Results of Operations.

We are continuing to expand our service by selectively upgrading network equipment and adding cell sites in only certain markets that we believe will help us provide increased subscriber growth or enhanced coverage that we believe will reduce subscriber churn.

Cell sites

Our preference is to selectively add cell sites through co-location, which is leasing available space on a tower owned by another company. When we co-locate, we generally have lower construction costs, and it is likely that any zoning difficulties have been resolved. As of December 31, 2004, we had 1,224 PCS cell sites, of which approximately 99% were co-locations and 1% was owned with network coverage for approximately 8.1 million residents out of approximately 11.3 million total residents. The number of people in our service area does not represent the number of Sprint subscribers that we expect to have in our service area.

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

Switching centers

We lease property for five switching centers in Louisiana, Georgia, Mississippi and Alabama. Each switching center serves several purposes, including subscriber validation, call routing, managing call hand off and managing access to landlines and access to Sprint national platforms.

Interconnection

We connect our digital network to the landline telephone system through interconnection agreements with local exchange carriers. Through our agreements with Sprint, we benefit from the interconnection agreements that Sprint negotiates.

Network monitoring systems

We use Sprint’s Network Operations Control to provide monitoring and maintenance of our entire network, including the constant monitoring for blocked or dropped calls, call clarity and signs of tampering, cloning or fraud, the recording of network traffic statistics and the overseeing of customer usage, data collected at switch facilities and billing.

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

All PCS licenses have a 10-year term and must be renewed at the end of this term. The FCC generally will renew a PCS license if the licensee provided substantial service during the past license term and substantially complied with applicable law. The FCC may revoke a license for material violations of FCC rules. All PCS licensees must satisfy coverage requirements. Failure to meet the coverage requirements may result in forfeiture of the license by the licensee.

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

Transfers and assignments of PCS licenses

The FCC must approve the assignment or transfer of control of a license for a PCS system. In addition, the FCC requires licensees who transfer control of a PCS license within the first three years of their license term to disclose the total consideration received for the transfer. FCC approval is not required for the sale of an interest that does not transfer control of a license unless it involves non-controlling equity that exceeds fifty percent. Any acquisition or sale of a PCS interest may also require the prior approval of the Federal Trade Commission, the Department of Justice and state or local regulatory authorities.

State and Local Regulation

State governments can regulate other terms and conditions of wireless service. Several states have imposed, or have proposed legislation that will impose, various consumer protection regulations on the wireless industry. States also may impose their own universal service support fees on wireless carriers, similar to the requirements that have been established by the FCC. At the local level, wireless facilities typically are subject to zoning and land use regulation, although the Communications Act preempts both state and local governments from categorically prohibiting the construction of wireless facilities in any community or unreasonably discriminating against a carrier. Numerous state and local jurisdictions have considered imposing conditions on a driver’s use of wireless technology while operating a motor vehicle, and a few have done so.

Foreign ownership

Under existing law, no more than 20% of an FCC licensee’s capital stock may be owned, directly or indirectly, or voted by non-U.S. citizens or their representatives, by a foreign government or its representatives or by a foreign corporation. If an FCC licensee is controlled by another entity, up to 25% of that entity’s capital stock may be owned or voted by non-US citizens or their representatives, by a foreign government or its representatives or by a foreign corporation. Additional indirect foreign ownership is permissible if such is deemed to be “in the public interest”. In addition, in response to the World Trade Organization (“WTO”) Basic Telecommunications Agreement, the FCC has relaxed its policy concerning whether indirect foreign ownership of common carrier licenses serve the public interest. The FCC now presumes that ownership by entities holding the citizenship of countries that are WTO members serves the public interest. However, ownership by entities from countries that are not WTO members continues to be subject to the effective competitive opportunities (“ECO”) test established by the FCC. The ECO test considers whether effective competitive opportunities exist for U.S. investment in the foreign investor’s “home market” for the analogous radio-based service.

Additional spectrum

From time to time, the FCC conducts auctions of additional spectrum. We have no way of knowing whether the new spectrum in our service area will be used to compete with our systems.

Intellectual Property

The Sprint® and Sprint® brand names and logos are registered service trademarks owned by Sprint. We have license agreements with Sprint that allow us to use, without payment and only in our service area, the Sprint design logo and diamond symbol and other Sprint service marks, like PCS Vision™. We can use some of Sprint’s licensed trademarks on some wireless telephone handsets. The license agreements have many restrictions on our use of their licensed marks. We are the only person entitled to market Sprint products and services in our service area, except for the Sprint national marketing programs.

Employees

As of March 1, 2005, we had approximately 660 employees. No union represents our employees. We believe that we have good relations with our employees.

Seasonality

Like the wireless communications industry in general, our subscribers increase in the fourth quarter due to the holiday season. A greater number of phones sold at holiday promotional prices increases our losses on merchandise sales. Our sales and marketing expenses increase also with holiday promotional activities. We generally have the most use and revenue per subscriber in the summer because of an increase in revenues from fees charged to non-US Unwired, non-Sprint subscribers who use our network while traveling in our service area. We believe that the increased traffic in our service area comes from people traveling during summer vacation. We expect these trends to continue based on historical operating results.

RISK FACTORS

Introduction

In this section, unless the context indicates otherwise, “we”, “our” and “us” refer collectively to US Unwired and all of our subsidiaries.

In some cases an extremely brief overview introduces each of the subsections below. We think the overview captures the gist of the subsection, but it is not a substitute for reading the entire subsection.

General considerations:

Investors should be aware that our business is subject to factors such as the following, some of which are beyond our control:

•	quarterly variations in our operating results;

•	operating results that vary from the expectations of securities analysts and investors;

•	changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;

•	changes in our liquidity that may impact our ability to repay our debts;

•	possible increases in subscriber turnover;

•	changes in our relationship and that of other Sprint affiliates with Sprint;

•	announcements by Sprint or Sprint affiliates concerning developments or changes in its business, financial condition or results of operations, or in its expectations as to future financial performance;

•	the Sprint / Nextel merger referred to elsewhere herein;

•	potential defaults in debt covenants and/or obligations by Sprint or Sprint affiliates, which may result in a perception that we are unable to comply with our own debt obligations;

•	announcements of technological innovations or new products and services by Sprint or our competitors;

•	changes in results of operations, market valuations and investor perceptions of Sprint, Sprint affiliates or of other companies in the telecommunications industry in general and the wireless industry in particular, including our competitors;

•	departures of key personnel;

•	changes in laws and regulations;

•	significant claims or lawsuits;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments; and

•	general economic and competitive conditions.

We rely on Sprint for a substantial amount of our financial information. If that information is not accurate, the investment community could lose confidence in us.

Under our agreements with Sprint, Sprint performs our billing, manages our accounts receivable and provides a substantial amount of financial data about our accounts. We use that information to calculate our financial results and to prepare our financial statements. If we later find errors in that information, we may be required to restate our financial statements. If that occurs with respect to us or any other Sprint affiliate, investors and securities analysts may lose confidence in us. In fact, we and Sprint have discovered billing and other errors or inaccuracies that have been material to us. If we are required to make adjustments to our financial statements as a result of these inaccuracies that could negatively affect the investment community’s perception of us. For more information about these inaccuracies, please see the section of these Risk Factors entitled “Risks Particular to Our Relationship with Sprint.”

Risks Related to Our Business, Strategy and Operations

Overview of this subsection:

We have yet to operate profitably or achieve consistent positive cash flow. If that doesn’t change, we will not have enough cash to run our business. Revenues we receive from travelers in our territories will likely not meet our expectations.

We have not yet operated our business profitably or achieved consistent positive cash flow.

We may incur operating losses while we expand our networks and build our customer base. Our ultimate profitability will depend upon many factors, including our ability to market our services successfully and operate our networks efficiently, in addition to numerous other factors that are described in this “Risk Factors” section. If we fail to achieve at least consistent positive cash flow within a reasonable period of time, we may not be able to service our debt and an investment in our securities may not have much value.

If our business strategies are not implemented or are unsuccessful, our business could be adversely affected.

Our current strategies seek to (1) limit capital expenditures to required technical upgrades and add cell site coverage only in areas that are expected to produce positive cash returns, (2) reduce the number of our employees and our corporate overhead and close retail outlets that do not meet minimum internal rates of return, (3) evaluate, and in certain cases renegotiate, certain expenses, (4) reduce customer turnover or churn rate and improve customer service and credit quality, (5) improve our relationship with Sprint, and (6) increase our market share among higher credit quality customers and initiate pre-payment and deposit programs for certain high credit risk subscribers. We have implemented all of these strategies, except for improving our relationship with Sprint, but it is still too early to determine whether these strategies will have any positive or negative long-term effect on our business. In particular:

•	Because technology in our business continually evolves, we may be required to spend significant amounts of money on capital expenditures or risk obsolescence.

•	We may lose customers if they are not satisfied with our coverage.

•	Our reduced workforce may not be sufficient and our service may suffer because of it.

•	We may not be able to improve our cost structure because we cannot control the outcome of negotiations with counter-parties, including Sprint.

•	Our relationship with Sprint could deteriorate further as a result of the lawsuits we have filed against Sprint and that Sprint has filed against us.

•	We may not be able to reduce customer churn.

•	We may not be able to improve customer quality without restricting overall subscriber growth.

We may not receive as much Sprint net travel, or roaming, revenue as we anticipated.

We are paid a fee from Sprint for every minute that a Sprint subscriber based outside of our markets uses the Sprint network in our markets. Similarly, we pay a fee to Sprint for every minute that a Sprint subscriber based in our markets uses the Sprint network outside our markets. Sprint subscribers from our markets may spend more time in other Sprint coverage areas than we anticipate, and Sprint subscribers from outside our markets may spend less time in our markets or may use our services less than we anticipate. As a result, we may receive less Sprint travel revenue than we anticipate or we may have to pay more Sprint travel fees than the travel revenue we collect.

Under our agreements with Sprint, we believe that Sprint can change the fee, called a travel rate, within certain limitations, that we receive and pay for each Sprint travel minute. Sprint has reduced the reciprocal travel rate from $.041 per minute in 2004 to $.033 per minute in 2005, which followed reductions in 2003. We have notified Sprint that we believe these particular reductions are not in accordance with our agreements with Sprint, and we have included these reductions among our claims in our lawsuit against Sprint that is discussed in more detail below under the caption “Risks Particular to Our Relationship with Sprint.” However, our recourse against Sprint for these reductions may be limited. Currently the revenues we receive for subscribers of Sprint and its other network partners using our networks exceed the expenses that we pay for our subscribers using their networks. The change in the reciprocal travel rate has, however, materially decreased our revenues, expenses and our net travel position, which is the difference between travel revenue and travel expense, and also materially decreased our cash flow from operations.

If we do not successfully manage our operations and expected growth, our operating performance may be adversely impacted.

Our ability to achieve and sustain operating profitability will depend upon many factors, including our ability to effectively market Sprint services and manage customer turnover rates in our markets. To be successful, we will require continued development, construction, testing, deployment and operation of our networks. These activities are expected to place demands on our managerial, operational and financial resources.

Failure to timely expand our networks, or to obtain the equipment needed for completion on a timely basis, may result in a decrease in the number of expected new subscribers and adversely affect our results of operations.

We have completed the network build-outs required by our agreements with Sprint. Nevertheless, we may decide from time to time to build-out additional portions of our markets to increase the population that is covered by our Sprint service or we may acquire additional territory to be built out by acquiring additional markets from Sprint or by acquiring other Sprint network partners that have not completed their build-out requirements.

In order to expand our network, we must lease or otherwise retain rights to a sufficient number of radio communications and network control sites, complete the purchase and installation of equipment, construct the physical infrastructure and test the network. We must also meet all requirements of our agreements with Sprint and all FCC requirements. Regulatory changes, engineering design changes and required technological upgrades could affect the number and location of our towers as well as our ability to obtain sufficient rights to meet our network expansion goals. Any failure to expand our network on a timely basis may limit our network capacity and/or reduce the number of our expected new subscribers, either of which could adversely affect our results of operations and financial condition.

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

Our networks are either Lucent network, meaning that the network equipment is supplied by Lucent, or Nortel network, meaning that the network equipment is supplied by Nortel. If additional equipment is needed for expansion or repair of a network, it must come from Lucent, if the network is a Lucent network, or Nortel, if the network is a Nortel network, for compatibility with our existing network equipment. If either of these suppliers should cease or delay supplying its equipment, we would be prevented or delayed in expanding or repairing the affected network.

Any inability to expand our networks, or to keep them repaired, could have a material adverse effect on us.

Our territory has limited amounts of licensed spectrum, which may adversely affect the quality of our service and our results of operations.

We own five licenses for 10 MHz of spectrum. Sprint has licenses for 10 to 30 MHz of spectrum in all of our territories, which we have an agreement to use. In the future, as the number of subscribers in our territories increases, this limited amount of licensed spectrum may not be able to accommodate increases in call volume, may lead to increased dropped or blocked calls and may limit our ability to offer enhanced services, all of which could result in increased customer turnover and adversely affect our results of operations and financial condition.

If we lose the right to install equipment on wireless towers or are unable to renew expiring leases for wireless towers on favorable terms or at all, our business and results of operations could be adversely impacted and we may not comply with our agreements with Sprint.

Substantially all of our cell sites are installed on leased tower facilities that are shared with one or more other wireless service providers. A large portion of these leased tower sites are owned by a few tower companies. If a master agreement with one of these tower companies were to terminate, or if one of these tower companies were unable to support use of its tower sites by us, we would have to find new sites or may be required to rebuild the affected portion of our networks. In addition, the concentration of our cell sites with a few tower companies could adversely affect our results of operations and financial condition if we are unable to renew our expiring leases with these tower companies on favorable terms or at all. If any of the tower leasing companies that we do business with should experience severe financial difficulties, or file for bankruptcy protection, our ability to use our towers could be adversely affected. That, in turn, would aversely affect our revenues and financial condition if a material number of towers were involved and may result in non-compliance with our Sprint agreements.

The loss of the officers and skilled employees upon whom we depend to operate our business or the inability to attract additional personnel for our growth could adversely affect the combined company’s results of operations.

Our business is managed by a small number of executive officers. We believe that our future success will depend in part on our continued ability to retain these executive officers and to attract and retain highly qualified technical and management personnel for the combined company. We may not be successful in retaining key personnel or in attracting and retaining other highly qualified technical and management personnel. We do not maintain policies of life insurance on our key executives. In addition, we granted stock options as a method of attracting and retaining employees, to motivate performance and to align the interests of management with those of our stockholders. Due to the decline in the trading price of our common stock since our initial public offering, a substantial number of the stock options held by our employees have an exercise price that is higher than the current trading price of our common stock, and therefore these stock options may not be effective in helping us to retain valuable employees.

Class action and derivative lawsuits have been filed against us and/or certain of our executive officers and directors, which may require us to pay substantial damage awards.

In 2004 a federal class action lawsuit was filed, on behalf of all purchasers of our common stock between May 23, 2000 and August 13, 2002 (the “class period”), against us and three of our executive officers. This suit alleges that we and the other named defendants issued false and misleading statements to the investing public during the class period regarding our financial condition, which resulted in the artificial inflation of the price of our common stock during the class period. More specifically, the plaintiffs in this case allege that the defendants knowingly or recklessly failed to disclose and/or misrepresented that: (1) we were increasing our subscriber base by signing up high credit risk customers; (2) accounting changes implemented by us were done in order to conceal our declining revenues; (3) we had been experiencing high involuntary disconnections related to our high credit risk customers; (4) we experienced lower subscription growth as a result of our policy that required credit-challenged customers to pay substantial deposits upon initiation of services; and (5) we were engaged in a significant dispute with Sprint regarding our business relationship with that entity.

Also in 2004 a federal shareholder derivative action lawsuit was filed against certain of our executive officers and directors and against us as a nominal defendant. This suit, with which the class action lawsuit described above was consolidated, alleges that certain of our executive officers and directors committed violations of state law, including breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment during the period between May 23, 2000 and August 13, 2002. More specifically, the plaintiffs in this case allege that: (1) our increasing revenues and profits from 2000 through 2002 were not the result of increased subscribers, but rather were the result of a scheme to artificially inflate the price of our common stock; (2) the defendants deliberately, repeatedly and systematically failed to exercise independent or effective judgment and oversight of our business and executives; (3) the defendants participated in and/or approved of such misconduct to obtain financial and social benefits for themselves, to enrich and further the personal and business interests of all of the defendants, and to allow many of the defendants to maintain their positions of control over us so that they would not be sued for wrongdoing; and (4) while disseminating this false information, certain of our officers and directors sold over $13 million of their personally held stock.

Also in 2004 a state shareholder derivative action lawsuit was filed against certain of our executive officers and directors and against us as a nominal defendant. This suit alleges that certain of our executive officers and directors committed violations of state law, including breaches of fiduciary duty, abuse of control, and insider selling and misappropriation of information during the period between May 23, 2000 and August 13, 2002, which have caused substantial losses and other damages to us. The plaintiffs in this case make essentially the same allegations as the plaintiffs in the federal class action and derivative lawsuits described above.

We are vigorously defending these three lawsuits, but it is too soon to make any meaningful predictions as to their outcomes. However, should any of the plaintiffs in any of these lawsuits prevail, we may be required to pay substantial damages awards to the extent such awards exceed or are not covered by our insurance. Furthermore, we may be obligated to reimburse certain of our executive officers and directors for the expenses they have incurred and continue to incur as a result of these lawsuits to the extent such expenses exceed or are not covered by our insurance.

Expanding our territory may have a material adverse effect on our business and reduce the market value of our securities.

As part of our continuing operating strategy, we may expand our territory through the grant of additional markets from Sprint or through acquisitions of other Sprint network partners or other entities and/or assets associated with Sprint. These transactions may require the approval of Sprint and commonly involve a number of risks, including the:

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

Failure to overcome these risks or any other problems encountered in these transactions could have a material adverse effect on our business. In connection with these transactions, we may issue additional equity securities, and we may, subject to any necessary approval of existing creditors, incur additional debt or incur significant amortization expenses related to certain intangible assets connected with a newly acquired Sprint agreement or a newly acquired subscriber base.

We may be exposed to potential liabilities in our role as manager of IWO.

On February 10, 2005, the United States Bankruptcy Court approved a Plan of Reorganization of our former wholly owned subsidiary, IWO Holdings, Inc. (“IWO”), pursuant to which all of our equity ownership of IWO was eliminated and shares of IWO were issued to its existing creditors. We received no consideration in that transaction. However, we are required to manage IWO’s operations until June 10, 2005. It is possible that we will be exposed to certain potential liabilities in our role as manager of IWO during this period.

Our service area could be threatened by bad weather, including hurricanes, which could cause interruptions in service resulting in increased expenses and reduced operating results.

Much of our service area is on or near the Gulf of Mexico and could be damaged by bad weather, such as hurricanes and excessive rain. We may face service interruptions for indefinite periods if a major hurricane strikes one or more of our service areas, resulting in increased expenses and reduced operating results.

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

Our completed build-out does not cover all of our territories, which could make it difficult to maintain profitable customer bases.

As of December 31, 2004, we covered approximately 72% of the resident population in our territory, but our build-out does not cover all our service area. The coverage may not adequately serve the needs of the potential subscribers in the territory or attract enough subscribers to operate our business successfully. To correct this potential problem, we may have to cover a greater percentage of our territory than anticipated, which we may not have the financial resources to complete or may be unable to do profitably.

Sales of wireless products and services in our territory by “resellers” could reduce our number of subscribers and our margins.

We allow companies, called resellers, to sell wireless products and services in our territories. Our networks provide the wireless services that are sold by the resellers in our territories. We receive income from the resellers that we consider to be a fair return for this use of our networks. One of the resellers is 50% owned by Sprint.

Sales of wireless products and services in our territory by the reseller that is 50% owned by Sprint have had a positive impact on our operating margins and cash flow, but we cannot guarantee that this will continue in the future. Through a three-year agreement that expires in mid-2005, we allow this reseller to sell wireless products and services in our territories. The past practice has been for Sprint and this reseller to determine the amount that we receive on a per minute basis for use of our network. We cannot guarantee that this per minute rate will be continue to positively impact our operating margins and cash flow, nor can we guarantee that we will renew our contract in mid-2005.

Risks Related to Our Financing and Indebtedness

Overview of this subsection:

We have a substantial amount of debt. Furthermore, due to the liens on substantially all of our assets and the pledges of stock of our existing and future subsidiaries as collateral for our debt, debt holders may control our assets in the event of a default.

Our ability to make payments on our debt will depend upon future operating performance, which is subject to general economic and competitive conditions and to financial, business and other factors, many of which we cannot control. If the cash flow from operating activities is insufficient, we may continue to take actions such as delaying or reducing capital expenditures, further attempting to restructure or refinance our debt, or selling assets or operations, or we may seek additional equity capital. Any or all of these actions may not be sufficient to allow us to service our debt obligations or may adversely affect our results of operations. Further, we may be unable to take any of these actions on satisfactory terms, in a timely manner or at all. The indenture governing our debt limits our ability to take several of these actions, and limits our ability to borrow more money. Our failure to generate sufficient funds to pay our debts or to successfully undertake any of these actions could, among other things, materially adversely affect the market value of our stock or other securities or result in debt holders controlling our assets.

If we need additional financing that we cannot obtain, we may have to change our network construction plans and modify our business plans.

We expect to make significant capital expenditures to expand our networks. Actual expenditures may differ significantly from estimates. We would have to obtain additional financing to fund our network expansion plans if:

•	existing sources of capital are unavailable or insufficient;

•	We significantly depart from or change our business plan;

•	We experience unexpected delays or cost overruns in the expansion of our network, including changes to the schedule or scope of the network expansion;

•	changes in technology or governmental regulations create unanticipated costs; or

•	We acquire additional licenses or Sprint grants us more service areas to build out and manage.

We cannot predict whether any additional financing will be available to us or on what terms such financing would be available. If we need additional financing that we cannot obtain, we will have to change our plans for the remainder of our network, which would adversely affect our expected future results of operations.

Our indebtedness places restrictions on us that will limit our operating flexibility and ability to engage in some transactions.

The indentures governing debt impose material operating and financial restrictions on us. These restrictions may limit our ability to engage in some transactions, including the following:

•	completing designated types of mergers or consolidations;

•	creating liens;

•	paying dividends or other distributions to our stockholders;

•	making investments;

•	selling assets;

•	repurchasing our common stock or debt instruments;

•	changing lines of business;

•	borrowing additional money; and

•	entering into transactions with affiliates.

These restrictions could also limit our ability to obtain financing by borrowing money or issuing common stock, to refinance or pay principal or interest on outstanding debt, to consummate acquisitions for cash or debt or to react to changes in our operating environment. Moreover, these restrictions could cause us to be at a competitive disadvantage to competitors who do not have similar restrictions.

If specified events of default occur under our indentures, all amounts owed under our indentures may become due immediately.

If specified events of default occur under our indentures, all amounts owed under these indentures may be declared due and payable immediately. We cannot assure you that we will have sufficient funds at the time of any such event of default to satisfy this obligation or that restrictions in our credit facilities would allow us to do so.

Risks Particular to Our Relationship with Sprint

Overview of this subsection:

We depend heavily on Sprint. It performs our billing, designs and advertises the products and services we sell, and provides our customer service, in addition to a wide variety of other services, including network design, research and development. If Sprint does not succeed, it is highly unlikely that we will succeed. We have little influence with Sprint under our agreements with it. We have recently sued and been countersued by Sprint.

The termination of our affiliation with Sprint or Sprint’s failure to perform its obligations under the Sprint agreements would materially change the manner in which we conduct our business.

We own few of the FCC licenses that we operate and, instead, operate under the FCC licenses of Sprint that are applicable to our territory. Other than performing our contractual obligations under the agreements between us, Sprint is not obligated to provide us with any support in connection with our business or otherwise. Our ability to offer Sprint products and operate a wireless network is almost entirely dependent on our Sprint agreements remaining in effect and not being terminated. These agreements:

•	give us the right to use the Sprint® and Sprint PCS® brand names and logos and related rights. If we lose these rights, our operations will be impaired.

•	impose strict requirements on the construction of our network.

•	may be terminated also if any of Sprint’s FCC licenses are lost or jeopardized, or if we become insolvent.

•	give Sprint a substantial amount of influence and control over the conduct of our business. Sprint may make decisions that adversely affect us, like introducing costly new products that fail in the marketplace or setting the prices for its national plans at levels that may not be economically sufficient for our business.

•

if terminated by Sprint because of a breach by us, may require us to sell our operating assets to Sprint. This sale may take place for a price equal to 72% of our “Entire Business Value,” as such term is defined in our management agreement with Sprint, subject to the valuation criteria and procedures described under “Certain of Our Agreements with Sprint.” The provisions of our agreement that allow Sprint to purchase our operating assets at a discount to our “Entire Business Value” may limit our ability to sell our business, reduce the value a buyer would be willing to pay for our business and limit our ability to obtain new investment or support from any source. If we were to file for bankruptcy protection, the agreement would provide Sprint with various remedies, including purchase rights at a discount to our “Entire Business Value,” though we cannot predict if or to what extent such remedies would be enforceable. In addition, we may be very reluctant to reject the agreement under Section 365 of the federal Bankruptcy Code because our ability to conduct our business without it would be severely restricted. If Sprint were to file for bankruptcy, Sprint may be able to reject the agreement under Section 365. In addition, the agreement would provide us various remedies, including purchase and put rights, though we cannot predict if or to what extent our remedies would be enforceable. In any event, a bankruptcy by Sprint could severely restrict our ability to conduct our business for the reasons set forth above. For additional information concerning the remedies available under the management agreement, see “Certain of Our Agreements with Sprint.”

•	are not perpetual. If Sprint decides not to renew the agreements at the expiration of the 20-year initial term or any 10-year renewal term, we would no longer be a part of the Sprint network. Moreover, each of these agreements can be terminated at any time for breach of any material term.

•	permit Sprint to terminate them for breach of any of their material terms. These terms include operational, technical and network requirements that are extremely technical and detailed and apply to each retail store, cell site and switch site. Many of these operational and network requirements can be changed by Sprint with little notice. As a result, we may not always be in compliance with all requirements of the Sprint agreements. Sprint conducts periodic audits of compliance with various aspects of its program guidelines and identifies issues it believes need to be addressed. There may be substantial costs associated with remedying any non-compliance, and such costs may adversely affect our operating results and cash flow.

Sprint may make business decisions that are not in our best interest, which may adversely affect our relationship with subscribers in our territory, increase our expenses, and/or decrease our revenues.

Sprint, under the Sprint agreements, has a substantial amount of influence and control over the conduct of our business. Conflicts between us and Sprint have arisen and, if Sprint owes us no duties except as set forth in the agreements, those conflicts may not be resolved in our favor. Accordingly, Sprint has made and may continue to make decisions that adversely affect our business, such as the following:

•	Sprint could price its national plans based on its own objectives and could set price levels or other terms that may not be economically sufficient for our business. Sprint could also develop products and services, or establish credit policies that adversely affect our business. Further, Sprint could make decisions that could adversely affect the Sprint® and Sprint PCS® brand names, products or services.

•	Sprint could raise the costs it charges us to perform back office services for us or otherwise seek to increase what we pay Sprint, or it could reduce levels of services it provides us.

•	Sprint may elect, with little or no notification, to upgrade or convert its financial reporting, billing or inventory software or change third party service organizations that can adversely affect our ability to determine or report our operating results, to adversely affect our ability to obtain handsets or to adversely affect our subscriber relationships.

•	Sprint has sought to charge us for certain services that we believe are already provided for under our agreements with Sprint and, therefore, for which we should not be charged. For example, Sprint has sought to charge us more as a result of launching the new “third generation,” or 3G, technology called “one times radio transmission technology,” or 1xRTT.

•	Sprint prohibits us from selling non-Sprint approved equipment.

•	Sprint has made it very expensive for us to migrate in-house or to other vendors’ services that they currently perform.

•	Sprint has negotiated and continues to negotiate its fee structure with other Sprint affiliates and, if we do not enter into negotiations with Sprint, it may increase the fees it charges to us. Moreover, Sprint has not decreased the 2005 travel rate for Sprint affiliates that have agreed to negotiate with it. We have had no discussions with Sprint as it relates to the affiliate agreements with us.

•	Sprint may, and previously has, introduced programs without adequate controls or limitations. Fraudulent activities have occurred in the past due to inadequate controls or limitations imposed by Sprint. If other types of fraud become widespread, it could have a material adverse impact on our results of operations and financial condition.

•	Sprint could keep us from developing our own promotional plans that we may determine to be necessary to attract new subscribers or from selling equipment selected by us.

•	Sprint could, subject to limitations under our Sprint agreements, alter its network and technical requirements or request that we build out additional areas within our territories, which could result in increased equipment and build-out costs.

•	Sprint could decide to no longer perform its obligations under our Sprint agreements, which would severely restrict our ability to conduct business.

•	Sprint may not meet the requirements of Sarbanes-Oxley Act Section 404, and implementing SEC regulations, which may result in the disclosure of a significant discrepancy in our internal controls relative to information we receive from Sprint.

Decisions such as those referred to above could adversely affect our relationships with subscribers by changing products, services and price plans to which those subscribers had become accustomed.

We deal with Sprint daily on a variety of issues. Sometimes we disagree with Sprint or oppose what Sprint would like us to do or require us to pay, and we have numerous disputes with Sprint that we have as yet been unable to resolve, many of which we have described elsewhere in these Risk Factors. This occurs particularly when Sprint tells us we must adopt business methods or pricing plans that we think will hurt our business. Our disputes with Sprint, including our lawsuit against Sprint that is described below, could adversely affect our relationship with Sprint. Because we rely so heavily on our relationship with Sprint, any deterioration of that relationship or of Sprint’s desire to cooperate with us could adversely affect our business. In addition, Sprint’s level of control and influence over us would make it difficult for us to sell our business to anyone other than Sprint.

In the future, we may approach Sprint and seek to modify our agreements with Sprint and take other actions consistent with such objective. However, we have sued Sprint, bringing several claims, including claims under our agreements with Sprint that we believe we have against Sprint. In light of this suit, we have not yet determined whether we will approach Sprint and seek to modify our agreements or take other such actions. If we do approach Sprint, we can provide no assurance that any such modifications will be made.

If Sprint decides to terminate its contracts with national retailers to whom we sell our products, our sales would be materially and adversely impacted.

We rely on Sprint to negotiate contracts with national retailers such as Best Buy and RadioShack to whom we sell our products. We are not permitted under our agreements with Sprint to enter into contracts with those retailers directly, unless Sprint allows us to do so. Our sales through national retailers who have contracted with Sprint account for almost 27% of our total sales. If Sprint decides to terminate its contracts with such vendors and refuses to allow us to deal with them directly, our revenues would be materially adversely affected.

Sprint’s reintegration of its wireless business into its wireline operations could disrupt the services it provides to us.

If the proposed Sprint / Nextel merger is completed, we believe that Sprint will spin-off its wireline business. Should this spin-off occur, we are unsure of how such separation would impact Sprint. It may be disruptive to Sprint’s internal controls and procedures and, subsequently, have an adverse impact on us.

However, if the proposed Sprint / Nextel merger is not completed, Sprint apparently intends to reintegrate its wireless business into its wireline operations and will realign its internal resources. Instead of aligning its resources according to business segments, Sprint will focus on two distinct consumer types—businesses and individuals. The elimination of a separate division within Sprint that is focused specifically on wireless services could result in a disruption in the services Sprint provides to us, which could adversely affect our subscribers and lead to increased churn.

Our dependence on Sprint may adversely affect our ability to predict our results of operations.

Our dependence on Sprint injects a great degree of uncertainty into our business and financial planning. Inaccuracies in data provided by Sprint could understate our expenses or overstate our revenues, result in out-of-period adjustments or lead us to make bad business decisions that may materially adversely affect our financial results. Furthermore, if material internal control weaknesses exist at Sprint, we may not be able to provide timely and accurate information.

A significant portion of “Cost of Service” expenses and “Roaming” revenues in our financial statements relates to charges from Sprint. In addition, because Sprint provides billing and collection services for us, it collects cash from our subscribers on our behalf and remits that cash to us. As a result, we rely on Sprint to provide accurate, timely and sufficient data and information to properly record our revenues, expenses and accounts receivables that underlie a substantial portion of our periodic financial statements and other financial disclosures.

We and Sprint have discovered billing and other errors or inaccuracies that could be material to us. We have disputed invoices that Sprint has sent us in the amount of $35.1 million as of December 31, 2004. If we are required in the future to make additional adjustments or charges as a result of errors or inaccuracies in data provided to us by Sprint, such adjustments or charges may have a material adverse affect on our financial results in the period that the adjustments or charges are made and on our ability to make fully informed business decisions.

The inability of Sprint to maintain high quality back office services or our inability to use Sprint’s back office services and third party vendors’ back office systems could lead to customer dissatisfaction, increase the loss of subscribers or otherwise increase our costs or adversely affect our businesses.

We rely on Sprint’s internal support systems, including customer care, billing and other back office support. Our operations could be disrupted if Sprint is unable to maintain and expand its internal support systems in a high quality manner, or to efficiently outsource those services and systems through third party vendors. We expect the rapid expansion of Sprint’s business and the consolidation of back office services by Sprint to continue to pose a significant challenge to its internal support systems. Additionally, Sprint has relied on third party vendors for a significant number of important functions and components of its internal support systems and may continue to rely on these vendors in the future. We depend on Sprint’s willingness to offer and provide back office services effectively and at competitive costs. Our agreements with Sprint provide that, upon nine months’ prior written notice, Sprint may elect to terminate any of these services. The inability of Sprint to maintain high quality back office services, or to provide us with adequate notification of its inability to continue to provide those services or our inability to use Sprint’s back office services and third party vendors’ back office systems could lead to customer dissatisfaction, increase the loss of subscribers or otherwise disrupt our business and increase our costs. Additionally, we are dependent on Sprint to assist us in transferring our back office services from Sprint to a third party if we choose to do that, and any failure by Sprint to cooperate in this effort, such as by making a transfer cost prohibitive, could have an adverse effect on us.

If Sprint does not complete the construction of its nationwide wireless network, we may not be able to attract and retain subscribers.

Sprint and its affiliates currently intend to cover a significant portion of the population of the United States, Puerto Rico and the U.S. Virgin Islands by creating a nationwide wireless network through Sprint’s own construction efforts and those of its network partners like us. Sprint and its affiliates are still constructing the nationwide network and do not yet offer wireless services, either on Sprint’s own network or through its roaming agreements, everywhere in the United States.

If one of our subscribers travels in an area where a Sprint or compatible system is not yet operational, the customer would not be able to make a call on that area’s system unless he or she has a telephone handset that can make calls on both systems. Generally, these handsets are more costly. Moreover, the Sprint network does not allow for calls to be transferred without interruption between the Sprint network and another wireless network. This means that a customer must end a call in progress and initiate a new call when entering an area not served by the Sprint network. The quality of the service provided by another network may not be equal to that of the Sprint network, and our subscribers may not be able to use some of the advanced features of our network. This could result in customer dissatisfaction and loss of subscribers.

Sprint has entered into management agreements similar to ours with companies in other markets under its nationwide wireless build-out strategy. Our results of operations are dependent on Sprint’s national network and, to a lesser extent, on the networks of Sprint’s other network partners. Sprint’s network may not provide nationwide coverage to the same extent as its competitors, which could adversely affect our ability to attract and retain subscribers.

If Sprint does not succeed, our business may not succeed.

If Sprint has a significant disruption to its business plan or network, fails to operate its business in an efficient manner, or suffers a weakening of its market share or brand name, our operations and profitability would likely be impaired. Sprint currently intends to cover a significant portion of the population of the United States, Puerto Rico and the U.S. Virgin Islands by creating a nationwide wireless network through its own construction efforts and those of its network partners. Sprint is still constructing its nationwide network and does not offer wireless services, either on its own network or through its roaming agreements, in every city in the United States. Sprint’s network may not provide nationwide coverage to the same extent as its competitors, which would adversely affect our ability to attract and retain customers.

If Sprint should have significant financial problems, including bankruptcy, our business would suffer material adverse consequences that could include termination or revision of our Sprint agreements.

If Sprint or other Sprint network partners have financial difficulties, the Sprint network could be disrupted.

Sprint’s national network is a combination of networks. The large metropolitan areas are owned and operated by Sprint, and the areas in between them are owned and operated by Sprint network partners, all of whom are independent companies such as we are. We believe that most, if not all, of these companies have incurred substantial debt to pay the large cost of building out their networks. If these companies have financial difficulties, the Sprint network could be disrupted in those companies’ territories, which could adversely affect our ability to attract and retain customers.

Certain provisions of the Sprint agreements may diminish our value and restrict the sale of our business.

Under some circumstances and without further stockholder approval, Sprint may purchase our operating assets at a discount to our “Entire Business Value.” In addition, Sprint must approve any change of control of ownership and must consent to any assignment of our Sprint agreements.

Sprint also has a right of first refusal if we decide to sell certain operating assets to a third party. We are also subject to a number of restrictions on the transfer of businesses. These restrictions and other restrictions contained in the Sprint agreements could adversely affect the value of our common stock and other securities, may limit our ability to sell our business, may reduce the value a buyer would be willing to pay for our business and may reduce our “Entire Business Value.”

We may have difficulty in obtaining an adequate supply of certain handsets from Sprint, which could adversely affect our results of operations.

We depend on our relationship with Sprint to obtain handsets at a competitive cost. Sprint orders handsets from various manufacturers. We could have difficulty obtaining specific types of handsets at a competitive cost and in a timely manner if:

•	Sprint does not adequately project the need for handsets for itself, its Sprint network partners and its other third party distribution channels, particularly in transition to new technologies such as 3G;

•	Sprint gives preference to other distribution channels;

•	we do not adequately project our need for handsets;

•	Sprint modifies its handset logistics and delivery plan in a manner that restricts or delays our access to handsets; or

•	there is an adverse development in the relationship between Sprint and its suppliers or vendors.

The occurrence of any of the foregoing could disrupt our customer service and/or result in a decrease in our subscribers, which could adversely affect our results of operations.

We use our relationship with Sprint to obtain, sometimes at favorable prices, handsets and the equipment for the construction or expansion and operation of our networks. Any disruption in our relationship with Sprint could make it much more difficult for us to obtain this equipment.

Non-renewal or revocation by the FCC of our licenses or the Sprint licenses we use would significantly harm our business.

FCC licenses are subject to renewal and revocation by the FCC. Sprint’s licenses in our territory will begin to expire in 2005 but may be renewed for additional ten-year terms. There may be opposition to renewal of these licenses upon their expiration, and the licenses may not be renewed. The FCC has adopted specific standards to apply to license renewals. Any failure by Sprint or us to comply with these standards could cause revocation or forfeiture of the licenses for its territories. If any of the licenses of Sprint that we are using should be lost, we would be severely restricted in our ability to conduct our business.

If Sprint does not maintain control over its licensed spectrum, the Sprint agreements may be terminated, which would result in our inability to provide wireless service.

The FCC requires that license holders like Sprint and us maintain control of their licensed spectrum and not delegate control to third-party operators or managers. Although the Sprint agreements with us reflect an arrangement that the parties believe meets the FCC requirements for licensee control of licensed spectrum, we cannot assure you that the FCC will agree. If the FCC were to determine that the Sprint agreements need to be modified to increase the level of licensee control, we have agreed with Sprint to use best efforts to modify the Sprint agreements to comply with applicable law. If we cannot agree with Sprint to modify the Sprint agreements, the agreements may be terminated. If the Sprint agreements are terminated, we would no longer be a part of the Sprint network and we would be severely restricted in our ability to conduct business.

We have limited rights if Sprint fails to perform its obligations to us under our agreements with Sprint. Should that occur, the consequences to us could be severe.

On December 15, 2004, Sprint and Nextel Communications, Inc. announced that they had entered into a definitive agreement to merge Nextel into Sprint (the “Merger”). Nextel, directly and through its affiliate, Nextel Partners, is a provider of digital wireless communications services in our service area. Nextel Partners is a separate publicly traded company and is not a party to the Merger.

Under our agreements with Sprint, we have certain exclusive rights within our service area to offer wireless communications. We believe, based on currently available information that Sprint will be in violation of this exclusivity provision at some point following completion of the Merger. Accordingly, we and Sprint have begun a series of discussions relating, among other things, to the impact of the Merger, the treatment of Nextel assets and customers within our service area, and the future of our relationship with Sprint.

Our agreements with Sprint provide for specific remedies if Sprint materially violates them. We are in the process of studying the possible impact on our value and our business of any such remedies or whether any such remedies would be more or less favorable to us and our shareholders than the existing or any renegotiated arrangements with Sprint. We are also studying remedies available to us outside the agreements.

We plan to attempt to work with Sprint to reach mutually agreeable arrangements with respect to these matters. However, there can be no assurances that we will be able to reach such arrangements, or as to their terms or the likely impact on us of any such arrangements. There can also be no assurance that any remedies available to us will be sufficient to protect our business or value. If we fail to reach satisfactory arrangements or our remedies prove insufficient, we may suffer material adverse consequences.

Furthermore, if Sprint fails to perform any of its other obligations to us under our agreements with Sprint, the consequences to us could be severe and our rights against Sprint could be limited.

Sprint has notified us of charges and fees that it intends to pass on to us. We believe these charges and fees are material, and if Sprint is entitled to collect them, they could materially and adversely affect out results of operations and financial condition.

Sprint has presented us with a number of charges and fees, including:

•	New development costs and fees to upgrade Sprint’s systems to cover new third generation technology services, such as one time radio transmission technology or 1xRTT, offered to our subscribers. In addition, Sprint has begun billing us for back office services related to new technology that we believe are provided for under our existing arrangements.

•	Fees for services that Sprint provides on our behalf, such as voice mail, operator services, second generation wireless web services, text messaging and voice command dialing, and fees for the information technology that supports Sprint services such as these. We believe these charges and fees are already included in our management fee.

•	Fees for the maintenance of switches in the Sprint network that we own. We have disputed the manner in which Sprint allocates those fees among its affiliates and Sprint.

Sprint invoked certain dispute resolution provisions of our agreements with respect to several ongoing disputes between our companies. This process required senior management officials of each company to attempt to resolve the disputes, and if a dispute was not resolved, the parties were free to proceed with litigation or, in certain specified cases, to arbitration. We also invoked certain dispute resolution provisions under the agreements.

The disputes were not resolved pursuant to the dispute resolution process, and therefore we filed a lawsuit against Sprint related to disputes that had been subject to the resolution process and to other disputes between

Sprint and us that are not within the scope of the dispute resolution process. Sprint has sued us for recovery of approximately $30.4 million of fees and other charges that we have disputed, according to the latest court filings made by Sprint. The dispute resolution process under our agreements with Sprint has been terminated pending the outcome of our lawsuits.

The total amount of charges and fees we have disputed at December 31, 2004 is $35.1 million, up from the approximately $30.4 million reflected in the latest court filings made by Sprint. We believe that these charges and fees are material, and if Sprint is entitled to collect them, they could have a material adverse effect on our results of operations or financial condition or both.

We rely on the use of the Sprint brand name and logo to market our services, and a loss of use of this brand and logo or a decrease in the attractiveness of this brand and logo to potential customers would significantly impair our ability to market our products.

The Sprint brand and logo is highly recognizable. If we lose our rights to use the Sprint brand and logo under our trademark and service mark license agreements, we would lose the advantages associated with marketing efforts conducted by Sprint. If we lose the rights to use this brand and logo or the value of the brand and logo decreases, it is highly unlikely that customers would recognize our brand, and we would have to spend significantly more money on advertising to create brand recognition.

Our 2003 lawsuit against Sprint may cause Sprint to retaliate against us. The lawsuit and the counterclaim filed by Sprint against us may also cause further deterioration in our relationship with Sprint.

On July 11, 2003, we filed suit in federal court in Louisiana against Sprint. Our suit currently alleges, among other things, that:

•	Sprint has violated the Racketeer Influenced and Corrupt Organizations Act,

•	Sprint’s goal is to acquire us at a substantial discount by driving us to the brink of financial ruin,

•	Sprint has committed fraud and extortion against us,

•	Sprint has used certain of our assets without our consent and without properly compensating us,

•	Sprint has improperly charged fees to us and misappropriated revenues, discounts and rebates that belong to us, and

•	Sprint has violated certain provisions of our Sprint management agreement.

Sprint filed a counterclaim against us alleging that we have refused to pay Sprint certain fees and charges we are obligated to pay under our agreements with Sprint, amounting to approximately $30.4 million according to the latest court filings made by Sprint.

We had a tense relationship with Sprint before we filed lawsuits against one another. Our allegations may cause further deterioration in that relationship, with the adverse effects that are described above.

Risks Particular to Our Industry

Overview of this subsection:

We face significant competition in our service areas from a number of competitors. The result is that prices of wireless services have dropped. Providers are offering larger bundles of minutes at lower prices and this has resulted in a decrease in airtime revenue, which is the price a customer pays for using the service in excess of allotted minutes. In addition, other factors affecting our industry are changing rapidly. If we cannot effectively meet the challenges of these conditions, we probably will not succeed. Activists are seeking new laws that would restrict use of telephones by drivers, our placement of the towers that carry our transmissions and disposal of wireless phones. Such laws could adversely impact our business.

Our business may suffer because subscribers frequently disconnect their service in the wireless industry. The rate at which these disconnections occur, or churn, may be even higher in the future.

The wireless industry in general and Sprint in particular have experienced a high rate of subscribers who disconnect their service. This rate is referred to as churn. Factors that tend to contribute to higher churn include:

•	inability of subscribers to pay;

•	generous handset return policies, which make it easier to cancel an account;

•	intense competition in our industry;

•	performance and coverage of networks;

•	ineffective customer service;

•	increase in prices;

•	performance and reliability of handsets; and

•	changes in our products and services.

A high rate of subscriber churn could harm our competitive position and our results of operations. We subsidize some of the costs of handsets for our new subscribers, pay commissions for new accounts and incur expenses to advertise and maintain a distribution network. When we experience a high rate of churn, we may not receive sufficient revenue to offset these costs. Sprint may elect to offer additional programs that may attract high credit risk subscribers.

Sprint and we face intense competition that may reduce its and our market share and harm its and our financial performance.

There is intense competition in the telecommunications industry. We believe that the traditional dividing lines between long distance, local, wireless and Internet services are increasingly becoming blurred. Through mergers, joint ventures and various service bundling strategies, major providers, including Sprint, are striving to provide integrated solutions both within and across all geographical markets.

We expect competition to intensify as a result of consolidation within our industry and the rapid development of new technologies, products and services. We cannot predict which of many possible future technologies, products or services will be important to maintain our competitive position or what expenditures will be required to develop and provide these technologies, products or services. Sprint’s and our ability to compete successfully will depend on marketing, sales and service delivery and on Sprint’s and our ability to anticipate and respond to various competitive factors affecting the industry, including new services that may be introduced, changes in consumer preferences, demographic trends, economic conditions, and discount pricing strategies by competitors. To the extent Sprint and we do not keep pace with technological advances or fail to respond timely to changes in competitive factors in our industry, we could lose market share or experience a decline in revenue and net income.

Many of our competitors have been operating for a number of years and serve a substantial subscriber base. In January 2003, the FCC rule imposing limits on the amount of spectrum that can be held by one provider in a specific market was lifted. Competition may continue to increase to the extent that there are mergers or other combinations involving our competitors or licenses are transferred from smaller stand-alone operators to larger, better capitalized and more experienced wireless communications operators. These wireless communications operators may be able to offer subscribers network features or products not offered by us. The actions of these wireless communications operators could negatively affect our customer churn, ability to attract new subscribers, average revenue per user and operating costs per customer.

We rely on Sprint’s agreements with competitors to provide automatic roaming capability to our subscribers in many of the areas of the United States not covered by the network operated by Sprint and its network partners, like us. Certain of Sprint’s competitors may be able to offer coverage in areas not served by Sprint’s and our wireless network or may be able to offer roaming rates that are lower than those offered by Sprint. Certain competitors have sought to modify the FCC’s rules to reduce access to their networks for automatic roaming in certain areas. We could incur additional costs to enable our customers to roam, or our customers could be unable to roam, in those markets where cellular operators do not make their networks available for roaming or roaming is not technically feasible.

Many wireless providers have been upgrading their systems and provide advanced and digital services to compete with Sprint’s services. Many of these wireless providers require their subscribers to enter into long-term contracts, which may make it more difficult for Sprint to attract subscribers away from these wireless providers.

Significant competition in the wireless communications services has resulted in us and our competitors offering lower prices and may result in our competitors offering new or better products and services. These factors could prevent us from operating profitably or reduce our profitability.

Competition in the wireless communications industry is intense. Our major competitors include such wireless companies as Verizon, T-Mobile, Cingular, Nextel and Alltel. Our ability to compete will depend, in part, on our ability to anticipate and respond to various competitive factors affecting the telecommunications industry, including new services that may be introduced, changes in consumer preferences, demographic trends, economic conditions and discount pricing strategies by our competitors. We anticipate that competition will continue to cause the market prices for two-way wireless products and services to decline in the future. In order to attract new subscribers, we have offered steeper discounts on handsets and more generous service plans that may include more minutes and other enhancements such as complimentary periods of free data usage. Offering larger bundles of minutes at lower prices has resulted in a decrease in airtime revenue, which is the price a customer pays for using the service in excess of allotted minutes.

Our dependence on Sprint to develop competitive products and services and the requirement that we obtain Sprint’s consent to sell local pricing plans and equipment that Sprint has not approved may limit our ability to keep pace with competitors on the introduction of new products, services and equipment. Many of these competitors are larger than us, may have entered the wireless communications services market before we did, possess greater resources and more extensive coverage areas, may offer lower rates, and may market other services, such as landline telephone service, cable television and Internet access, with their wireless communications services. In addition, we may be at a competitive disadvantage since we may have more debt than some of our competitors.

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

We believe that our ability to compete effectively with other wireless providers will depend on:

•	the continued expansion and improvement of the Sprint network, customer care system and telephone handset options.

•	the continued success of CDMA technology in providing better call quality and clarity than other systems.

•	our competitive pricing with various options suiting individual subscribers’ calling needs.

Alternative technologies and current uncertainties in the wireless market may reduce demand for wireless services.

Wireless service providers in the United States use one of two technological standards. Even though these two standards share basic characteristics, they are not compatible or interchangeable with each other. We and Sprint use the standard known as CDMA. If the other standard becomes preferred in the industry, we may be at a competitive disadvantage. If Sprint changes its standard, we will need to change ours as well, which will be costly and time consuming. If we cannot change the standard, we may not be able to compete with other systems.

The wireless communications industry is experiencing significant technological change, as evidenced by the increasing pace of digital upgrades in existing analog wireless systems, satellite coverage, evolving industry standards, ongoing improvements in the capacity and quality of digital technology, shorter development cycles for new products and enhancements and changes in end-user requirements and preferences. Technological advances and industry changes could cause the technology used on our networks to become obsolete. Sprint may not be able to respond to such changes and implement new technology on a timely basis, or at an acceptable cost.

If Sprint is unable to keep pace with these technological changes or changes in the wireless communications market based on industry consolidation, the effects of new regulations flowing from the Telecommunications Act of 1996, the uncertainty of future government regulation and the technology used on our networks, or our business strategy may become obsolete. In addition, some wireless carriers, including Sprint and us, have implemented an upgrade to their digital systems known as one times radio transmission technology, or 1xRTT, which is also broadly known as a third generation technology throughout the industry. Some carriers are upgrading their digital systems to implement what is known as 1X EvDO, another 3G data technology that is more advanced than 1xRTT. 3G technology promises high-speed, always-on Internet connectivity and high-quality video and audio. We cannot assure you that we or Sprint can implement 3G technology successfully or on a cost-effective basis.

In addition, other technologies may decrease demand for our services. For example, other service providers have announced plans to sell and market an IEEE 802.11 standard, which we refer to as Wi-Fi, enabled handset. Such a handset would permit subscribers to communicate using voice and data services with their handset using voice over internet protocol, or VoIP, technology in any area equipped with a wireless internet connection, or hot spot, potentially bypassing our network. The number of hot spots in the United States is growing rapidly, with some major cities and urban areas being covered entirely. The availability of VoIP or another alternative technology to our subscribers could greatly reduce the usage of our network, which would have an adverse effect on our financial condition and results of operations.

Regulation by government and taxing agencies may increase our costs of providing service or require us to change our services, either of which could impair our financial performance.

Our operations and the operations of Sprint are subject to varying degrees of regulation by the FCC, the Federal Trade Commission, the Federal Aviation Administration, the Environmental Protection Agency, the Occupational Safety and Health Administration and state and local regulatory agencies and legislative bodies. Adverse decisions or regulations of these regulators could negatively impact operations and costs of doing business. For example, changes in tax laws or the interpretation of existing tax laws by state and local authorities could subject us to increased income, sales, gross receipts or other tax costs or require that we alter the structure of our current relationship with Sprint. In addition:

•	The loss of certain of our FCC licenses, or any of Sprint’s FCC licenses in our service area, may impair our business and operating results.

•	The FCC may revoke or refuse to renew any of such licenses at any time for cause. Cause could be a failure to comply with terms of the licenses or applicable FCC rules. We cannot ensure that these licenses will not be revoked or will be renewed when they expire.

•	The FCC has authority to review our conduct with Sprint under our Sprint agreements to ensure that our conduct complies with all applicable FCC rules and decisions.

•	We may need to acquire additional licenses, which will require approval of regulatory authorities. These regulatory authorities may not grant approval in a timely manner, if at all.

•	All FCC licenses, including our own licenses and Sprint’s licenses, are subject to the FCC’s build-out regulations. These regulations require license holders to offer specified levels of service to the population in their service areas within set time periods. If neither we nor Sprint meets these requirements, the FCC could take back the portions of the service area that are not being served, impose fines or even revoke the related licenses.

•	The FCC has allocated additional spectrum that can be used to compete with us and may continue to offer additional spectrum for new carriers, or release unlicensed spectrum to the public, either of which could increase the competition we face.

•	Although the Telecommunications Act of 1934, as amended, preempts state and local regulation of market entry or the rates charged by a commercial mobile radio service, or CMRS, provider, states are permitted to regulate “other terms and conditions” of mobile service, such as billing practices and other consumer-related issues. Several states have commenced proceedings to implement consumer protection and service quality regulations that would impose substantial incremental costs across the industry. The location and construction of radio towers and antennas are also subject to a variety of state and local zoning, land use and regulatory requirements. The time needed to obtain zoning approvals for the construction of additional wireless facilities varies from market to market and state to state.

An increase in the amount of our foreign ownership could cause us to lose our FCC licenses or restructure our ownership.

Ownership of our stock by non-U.S. citizens is subject to limitations under the Communications Act of 1934 and FCC regulations. In the absence of FCC consent, not more than 25% of our stock may be owned or voted by non-U.S. citizens or their representatives, by a foreign government or its representatives, or by a foreign corporation. We believe the level of foreign ownership in our common stock to be approximately 25%. Because our common stock is publicly traded, the level of foreign ownership may fluctuate.

The FCC has granted us the authority to permit our foreign ownership to exceed 25%, subject to specific limitations. If we exceed the permitted levels or do not comply with the applicable limitations, we may have to restructure our ownership to come within the permitted ownership limit, or else we may lose our FCC licenses. In that case, our articles of incorporation permit us to force foreign shareholders to sell their shares to us, whether they wish to do so or not, so as to reduce the foreign ownership of us to slightly lower than permitted levels.

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

A number of U.S. state and local governments are considering or have enacted legislation that would restrict or prohibit the use of a wireless handset while driving a vehicle or, alternatively, require the use of a hands-free telephone. Legislation of this sort, if it continues to be enacted, would likely require wireless service providers to provide hands-free enhanced services, such as voice activated dialing and hands-free speaker phones and headsets, to sustain revenue from subscribers who make calls while on the road. Moreover, studies have found that driver distraction can occur regardless of whether hand-held or hands-free handsets are used, and that phone conversations create much higher levels of driver distraction than listening to the radio or even driving under the influence of alcohol. If legislation is adopted in our service areas banning all phone use while driving, our revenues could be even more significantly impacted.

Environmental groups have asked the FCC to halt the building of towers used for transmission of wireless signals.

Environmental groups claim that towers used for transmission of wireless signals kill migratory birds. They have petitioned the FCC to study how many birds die from flying into towers, and have asked the FCC to halt tower construction until the study is completed. In February 2003, environmental groups filed suit against the FCC to force it to protect migratory birds from communication towers. On May 1, 2003, the FCC announced that it would launch a study of this issue but the lawsuit has since been dismissed. If we cannot build new towers, we may not be able to expand our networks.

Some environmental groups believe that the disposal of wireless phones could pose a threat to public health. If new regulations governing wireless phone disposal are passed, or if our industry does not develop an efficient disposal or recycling program, our operating costs could increase.

An environmental research group has argued that the disposal of used wireless phones could pose a threat to public health because the phones contain small amounts of toxic chemicals that may leak into the soil and water supply when they are deposited in landfills. If new and burdensome regulations governing the disposal of wireless phones are passed in the states covered by our network, or if the wireless industry cannot develop a cost-effective disposal or recycling program for wireless phones, our operating costs could increase.

General Risks Currently Affecting our Business

Overview of this subsection:

Our business has recently been challenged by a number of adverse factors. If our assumptions in our business model are impacted by adverse factors as discussed below, it is likely that our business will suffer.

Although we have improved our leverage position, we still have a business being adversely affected by our increased competition, our relationship with Sprint, general economic conditions, and other factors. If these factors continue or deteriorate, it is likely that we will not have enough cash to operate our business. Our liquidity is dependent upon a number of factors. Should actual results differ from the assumptions underlying our business model, our liquidity position could be adversely affected. We could be required to raise additional capital that may or may not be available on terms acceptable to us, if at all. This could have a material adverse effect on our ability to achieve our intended business objectives.

Our business has been adversely affected by the following factors:

•	Our leveraged capital structure.

•	A highly competitive marketplace.

•	General economic conditions in our markets.

•	Our relationship with Sprint.

In addition, there are other factors that could contribute to poor business conditions for us. These include:

•	Uncertainty as to whether our expected level of capital expenditures will be sufficient to support our networks.

•	Uncertainty about charges that Sprint is seeking to impose on us, as described above.

•	Uncertainly as to our future relationship with Sprint as a result of outstanding litigation.

Based upon existing assumptions underlying our business model, we believe that we will have sufficient cash to fund our operations, debt service and capital requirements. Our funding status is dependent upon a number of factors influencing projections of earnings and operating cash flows. These factors include subscriber growth, average monthly revenue per user, customer churn and cost per gross addition. Should actual results differ from the underlying business model assumptions, our liquidity position could be adversely affected. We could be required to raise additional capital that may or may not be available on terms acceptable to us, if at all. This could have a material adverse effect on our ability to achieve our intended business objectives.

A recession in the United States involving significantly lowered spending could negatively affect our results of operations.

Our primary customer base is individual consumers and our accounts receivable represent unsecured credit. If the economic downturn that the United States and our territories recently experienced does not continue to improve and spending by individual consumers drops significantly, our business would be negatively affected.

A weak economy may have hurt the ability of our existing subscribers to pay us on time, which may force us to terminate their service. Furthermore, there is also uncertainty as to the extent of customer demand as well as the extent to which airtime and monthly recurring charges may decline. If all of the foregoing events reoccur, our financial and operational performance may suffer.

Our customers are using more minutes of use than they have in past. Accommodating this additional call volume could cause our operating costs and capital expenditures to increase.

Our customers are increasingly expending more minutes of use. In order to accommodate this additional call volume from our existing customers as well as to meet the demand created by new customers, we may be required to purchase additional equipment to increase our network capacity. This would cause our operating costs and the long-term capital expenditures needed to maintain our network to increase. Given our liquidity situation discussed above, there can be no assurance that we will have or will be able to acquire the funds needed to increase our network capacity.

Risks Related to Anti-Takeover Provisions

Overview of this subsection:

Our anti-takeover provisions may permit our board of directors to turn down a proposal that our stockholders would like us to accept.

Anti-takeover provisions in our charter and by-laws will make it difficult for anyone other than Sprint to acquire us without approval of our board of directors.

Our board of directors has implemented various anti-takeover provisions. These anti-takeover provisions, and others, including a “poison pill” that our board of directors may adopt hereafter, may discourage offers to acquire us and may permit our board of directors to choose not to entertain offers to purchase us, even offers that are at a substantial premium to the market price of our stock. Our stockholders may therefore be deprived of opportunities to profit from a sale of control.

ITEM 2. Properties

We own an 11-story, 115,300 square foot office building in Lake Charles, Louisiana that is used as our corporate headquarters.

We lease space for all of our switching centers. We lease all of our other retail outlets, kiosk floor space and sales and operations offices. As of December 31, 2004, we had 1,224 PCS cell sites, of which approximately 99% were co-locations and 1% was owned.

ITEM 3. Legal Proceedings

On January 4, 2005, our wholly-owned subsidiary, IWO Holdings, Inc. (“IWO”) and each of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) seeking relief under the provisions of chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) (such case, the “Chapter 11 Case”). The Debtors continued to operate the businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. In connection with the Chapter 11 Case, the Debtors also filed with the Bankruptcy Court on January 4, 2005 a proposed “pre-packaged” plan of reorganization, under which (i) the Debtors would pay in full the outstanding IWO senior credit agreement debt, (ii) IWO’s outstanding Senior Notes would be exchanged for all of the new common stock of IWO, (iii) all other general unsecured claims of IWO would be unimpaired and paid in full, and (iv) the existing common stock of IWO, all of which is owned by US Unwired, would be cancelled. On February 9, 2005, the Bankruptcy Court entered an order confirming IWO’s pre-packaged chapter 11 joint plan of reorganization (the “Plan”). Effective with the cancellation of the existing common stock of IWO on February 10, 2005, we ceased to have an equity interest in IWO, and none of our directors and officers are directors or officers of the newly formed company.

On July 11, 2003, US Unwired and two of its subsidiaries (collectively, “US Unwired”) sued Sprint Corporation and certain of its affiliates (collectively, “Sprint”) in the United States District Court for the Western District of Louisiana. The suit, as amended, alleges violations of the Racketeer Influenced and Corrupt Organizations (“RICO”) Act, breach of fiduciary duty, breach of contract, and fraud arising out of Sprint’s conduct in its dealings with US Unwired. US Unwired also seeks appointment of a receiver or fiscal agent over property and assets controlled by Sprint. US Unwired seeks monetary damages on its contractual claims totaling $35.1 million at December 31, 2004, and further monetary damages in connection with its RICO, breach of fiduciary duty, and fraud claims. Sprint filed its answer and a counterclaim, which, as amended, alleges that US Unwired owes Sprint approximately $30.4 million based on alleged contractual claims, according to the last court filings made by Sprint, and this alleged amount owed by US Unwired has increased since Sprint’s last court filings. On August 27, 2004, the Court appointed Robert S. Cohen, CPA, of Crowe Chizek & Company, LLP, as the special master to consider and make findings upon issues that arise out of the accuracy of the accounting for revenues Sprint passes on to US Unwired and the fees Sprint charges US Unwired. The special master will report proposed findings of fact to the Court. The Court has set a jury trial date for May 9, 2005. US Unwired does not believe that a negative outcome on Sprint’s counterclaim will have a material adverse effect on US Unwired.

On August 12, 2004, a federal class action lawsuit was filed by Clodile Romero, Jr., individually and on behalf of all purchasers of our common stock between May 23, 2000 and August 13, 2002 (the “Class Period”), against us and three of our executive officers. This suit, which was filed in the United States District Court for the Eastern District of Louisiana, alleges that we and the other named defendants issued false and misleading statements to the investing public during the Class Period regarding our financial condition, which resulted in the artificial inflation of the price of our common stock during the Class Period. More specifically, the plaintiffs in this case allege that the defendants knowingly or recklessly failed to disclose and/or misrepresented that: (1) we were increasing our subscriber base by signing up high credit risk customers; (2) accounting changes implemented by us were done in order to conceal our declining revenues; (3) we had been experiencing high involuntary disconnections related to our high credit risk customers; (4) we experienced lower subscription growth as a result of our policy that required credit-challenged customers to pay substantial deposits upon initiation of services; and (5) we were engaged in a significant dispute with Sprint regarding our business relationship with that entity. The plaintiffs in this case seek: (A) compensatory damages against all defendants for all damages alleged to have been sustained as a result of the defendants’ alleged wrongdoing; (B) an award to the plaintiffs for their reasonable costs and expenses incurred in this action; and (C) other relief customarily sought in a class action lawsuit.

On August 25, 2004, a federal shareholder derivative action lawsuit was filed by Don Feyler, derivatively on behalf of us, against certain of our executive officers and directors, and against us as a nominal defendant. This suit, which was filed in the United States District Court for the Eastern District of Louisiana and with which the class action lawsuit described above was consolidated on December 6, 2004, alleges that certain of our executive officers and directors committed violations of state law, including breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment during the period between May 23, 2000 and August 13, 2002, which have allegedly caused substantial losses and other damages to us. More specifically, the plaintiffs in this case allege that: (1) our increasing revenues and profits from 2000 through 2002 were not the result of increased PCS subscribers, but rather were the result of a scheme to artificially inflate the price of our common stock; (2) the defendants deliberately, repeatedly and systematically failed to exercise independent or effective judgment and oversight of our business and executives; (3) the defendants participated in and/or approved of such misconduct to obtain financial and social benefits for themselves, to enrich and further the personal and business interests of all of the defendants, and to allow many of the defendants to maintain their positions of control over us so that they would not be sued for wrongdoing; and (4) while disseminating this false information, certain of our officers and directors sold over $13 million of their personally held stock. The plaintiffs in this case seek: (A) judgment against the individual defendants and in favor of us for the amount of damages alleged to have been sustained by us as a result of the individual defendants alleged breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment; (B) equitable and/or injunctive relief, including attaching, impounding, imposing a constructive trust on or otherwise restricting the proceeds of the individual defendants’ trading activities or their other assets so as to assure that the plaintiff, on behalf of us, has an effective remedy; (C) an award to us of restitution from the individual defendants and ordering disgorgement of all alleged profits, benefits and other compensation obtained by the individual defendants; (D) an award to the plaintiff for the costs and disbursements of this action; and (E) other relief customarily sought in a shareholder derivative action lawsuit.

On October 21, 2004, a state shareholder derivative action lawsuit was filed by Stephen Morris, derivatively on behalf of us, against certain of our executive officers and directors, and against us as a nominal defendant. This suit, which was filed in the 14th Judicial District Court for the Parish of Calcasieu in the State of Louisiana, alleges that certain of our executive officers and directors committed violations of state law, including breaches of fiduciary duty, abuse of control, and insider selling and misappropriation of information during the period between May 23, 2000 and August 13, 2002, which have allegedly caused substantial losses and other damages to us. The plaintiffs in this case make essentially the same allegations as the plaintiffs in the federal class action and derivative lawsuits described above. The plaintiffs in this case seek: (A) all damages allegedly sustained by us as a result of the alleged breaches of fiduciary duty and abuse of control; (B) all equitable and/or injunctive relief permitted by law; (C) restitution and disgorgement of alleged profits; (D) attorneys’ fees and costs; and (E) other relief customarily sought in a shareholder derivative action lawsuit.

We are vigorously defending these class action and derivative lawsuits, but it is too soon to make any meaningful predictions as to their outcomes.

ITEM 4. Submission of Matters to a Vote of Security Holders

None

PART II

ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock was delisted from the Nasdaq National Market effective May 8, 2003 and is now quoted on the OTC Bulletin Board. Before that, our common stock was traded on the Nasdaq National Market under the symbol UNWR since May 23, 2000 and before that date, there was no public market for our common stock. The following table sets forth, the periods indicated, the range of high and low sales prices for our common stock as reported on the OTC Bulletin Board and Nasdaq:

	Price Range of Common Stock
	High	Low
Year Ended December 31, 2004
Fourth Quarter	$4.80	$2.51
Third Quarter	$2.95	$1.92
Second Quarter	$3.15	$1.81
First Quarter	$2.03	$0.98

Year Ended December 31, 2003
Fourth Quarter	$1.15	$0.65
Third Quarter	$1.68	$0.36
Second Quarter	$0.65	$0.15
First Quarter	$0.55	$0.08

On January 31, 2005 there were 323 holders of record of our common stock.

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

Equity Compensation Plan Information
Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c ) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security shareholders	10,007,198	$3.39	1,625,973

ITEM 5A. Changes in Securities

From May 26, 2004 to June 4, 2004, US Unwired exchanged 34.5 million shares of its common stock for $75.0 million face amount of its US Unwired 13 3/8% senior subordinated discount notes. Exemption for such transaction is claimed pursuant to Section 3(a)(9) of the Securities Act of 1933.

ITEM 6. Selected Financial Data

The following selected financial data are derived from the consolidated financial statements of US Unwired Inc. and subsidiaries. It includes the data of IWO that as of February 10, 2005 is no longer a subsidiary of ours. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

	Years Ended December 31,
	2004	2003(1)	2002(1)(2)	2001(1)	2000(1)
		(Restated)	(Restated)	(Restated)	(Restated)
	(In thousands except for per share data)
Statement of Operations Data:
Revenue	$594,838	$535,751	$511,564	$230,220	$80,254
Cost of service and merchandise sold	369,568	355,325	386,478	164,121	68,904
Other operating expense (3)	223,978	255,973	248,006	152,259	92,783
Impairment of goodwill (4)	—	—	214,191	—	—
Impairment of intangible assets (4)	—	—	188,330	—	—

Operating income (loss)	$1,292	$(75,547)	$(525,441)	$(86,160)	$(81,433)

Loss from continuing operations	$(149,577)	$(162,908)	$(596,639)	$(110,527)	$(81,132)

Loss from continuing operations per diluted common share	$(1.00)	$(1.27)	$(5.05)	$(1.33)	$(1.16)

	As of December 31,
	2004	2003(1)	2002(1)(2)	2001(1)	2000(1)
		(Restated)	(Restated)	(Restated)	(Restated)
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$114,253	$97,193	$61,985	$100,589	$15,136
Marketable securities	—	—	—	—	165,438
Property and equipment, net	356,172	410,541	476,300	248,017	203,815
Total assets	639,788	717,351	830,784	474,311	456,895
Long-term debt including current maturities	720,116	797,587	767,220	339,368	305,533
Total liabilities	918,727	960,520	910,873	438,695	357,775
Stockholders’ equity (deficit)	(278,939)	(243,169)	(80,191)	35,573	98,571

(1)	As discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation and in Note 1 to the Consolidated Financial Statements, certain restatements were made to amounts reported as cost of service, sales and marketing and general and administrative in our historical consolidated financial statements through September 30, 2004. The restatements increased our total operating expense by approximately $3.4 million, $5.9 million, $2.6 million and $1.1 million for the years ended December 31, 2003, 2002, 2001 and 2000, respectively. Total liabilities and stockholders’ equity as of December 31, 2003, 2002, 2001 and 2000 have also been restated to reflect the impact of such adjustments. Total liabilities increased by approximately $12.4 million, $9.3 million, $3.8 million and $1.4 million, respectively. Our accumulated deficit increased by approximately $13.4 million, $10.0 million, $4.1 million and $1.5 million as of December 31, 2003, 2002, 2001 and 2000, respectively.
(2)	On March 8, 2002, we acquired 100% of the ownership interests of Georgia PCS for approximately $84.5 million and on April 1, 2002, we acquired 100% of the ownership interest in IWO for approximately $446.0 million. Our operating results include the operating results of Georgia PCS since the date of acquisition, March 8, 2002 and the operating results of IWO from date of acquisition, April 1, 2002.
(3)	Other operating expense includes an IWO asset abandonment charge of $12.1 million for the cell sites and the related property leases of these abandoned cell sites.
(4)	In 2002, we recognized a $402.5 million impairment of goodwill and intangible assets as a result of our impairment testing of IWO in compliance with SFAS No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 144, “Accounting for the Disposal of Long-Lived Assets.” For a detailed discussion on this topic, refer to Goodwill and Intangible Asset in our accompanying Consolidated Financial Statements.

ITEM 7. Management’s Discussion and Analysis of Financial Condition And Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this Report and with the Risk Factors. The discussion contains forward-looking statements that involve risks and uncertainties. For a detailed discussion on this topic, refer to our opening comments at the beginning of this Form 10-K.

Restatement of Prior Years

We recently reviewed our accounting practices with respect to operating leases with escalation provisions. As a result of this review and in consultation with the audit committee of our board of directors and our independent registered public accounting firm, Ernst & Young LLP, we determined that it was appropriate to restate our historical consolidated financial statements through September 30, 2004 (see Note 16 to the Consolidated Financial Statements for restated quarterly financial results of operations). Historically, when accounting for operating leases with escalation provisions, we recorded lease expense at the current rate specified in the lease. We re-evaluated our position and determined that our operating lease expense should be recognized on a straight line-basis over the term of the lease (as defined in Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases”, as amended), which is consistent with the depreciable lives of our assets associated with the leased property. The adjustments, as discussed below, relate solely to the accounting treatment, and do not affect our historical or future cash flows or the timing of payments under the related leases.

As a result of these restatements, certain previously recorded amounts to our historical consolidated statements of operations have been adjusted as follows (in thousands, except for earnings per share):

Year ended December 31, 2003	As Originally Reported	Adjustments	As Restated
Cost of service	$306,223	$2,735	$308,958
General and administrative	31,378	67	31,445
Sales and marketing	90,211	311	90,522
Depreciation and amortization	119,188	335	119,523
Total operating expense	607,850	3,448	611,298
Operating loss	(72,099)	(3,448)	(75,547)
Loss from continuing operations before income taxes and equity in income of affiliates	(162,902)	(3,448)	(166,350)
Loss from continuing operations before equity in income of affiliates	(162,371)	(3,448)	(165,819)
Loss from continuing operations	(159,460)	(3,448)	(162,908)
Net loss	(156,954)	(3,448)	(160,402)
Basic and diluted (loss) earnings per common share:
Continuing operations	$(1.24)	$(0.03)	$(1.27)
Net loss per common share	$(1.22)	$(0.03)	$(1.25)

Year ended December 31, 2002	As Originally Reported	Adjustments	As Restated
Cost of service	$345,623	$4,749	$350,372
General and administrative	25,403	125	25,528
Sales and marketing	108,575	597	109,172
Depreciation and amortization	108,539	418	108,957
Total operating expense	1,031,116	5,889	1,037,005
Operating loss	(519,552)	(5,889)	(525,441)
Loss from continuing operations before income taxes and equity in income of affiliates	(590,880)	(5,889)	(596,769)
Loss from continuing operations before equity in income of affiliates	(590,099)	(5,889)	(595,988)
Loss from continuing operations	(590,750)	(5,889)	(596,639)
Net loss	(582,478)	(5,889)	(588,367)
Basic and diluted (loss) earnings per common share:
Continuing operations	$(5.00)	$(0.05)	$(5.05)
Net loss per common share	$(4.93)	$(0.05)	$(4.98)

The cumulative impact of the adjustments for all years prior to the year ended December 31, 2002 was approximately $4.1 million and was recorded as an adjustment to our accumulated deficit in stockholders’ equity as of December 31, 2001.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, activation fee revenues and related expense, determination of fair value of separate units for the application of EITF 00-21, revenue recognition of contract cancellation and late fees, inventory reserves, intangible assets and contingencies. We base our estimates on our historical experience, the historical experience of Sprint and the historical experience of other Sprint affiliates and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may vary from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our significant judgments and estimates used in the preparation of our consolidated financial statements.

Reliance on Sprint Processing

We rely on Sprint for much of our financial reporting information including: revenues; commissions paid to national retailers; fees paid for customer care and billing; roaming revenue and roaming expense on the Sprint and Sprint affiliate network; and, the maintenance of accounts receivable, including cash collections and the write off of customer balances that are not collectible and the accuracy of our accounts receivable balance. Where uncertainty exists regarding revenues, we do not record these revenues until substantive information has been provided to ensure that such revenues have been earned. Based upon the timing of the information received from Sprint, we make certain assumptions that the information is accurate and that it is consistent with historical trends. We also rely upon the evaluation of internal controls as performed by auditors engaged by Sprint that were performed in accordance with AICPA Statement on Auditing Standards (“SAS”) No. 70.

Bad Debt Expense

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of subscribers to make payments. If the financial conditions of our subscribers deteriorate, resulting in the subscribers’ inability to make payments, additional allowances will be required.

We estimate our allowance by examining the components of our revenue. We establish a general reserve of all accounts receivable that are estimated to be uncollectible. Our evaluation of the adequacy of these amounts includes our own historical experience and discussions with Sprint and other Sprint affiliates.

Revenue Recognition

We earn revenue by providing access to and usage of our network and sales of merchandise. Subscriber revenue consists primarily of a basic service plan (where the customer purchases a pre-allotted number of minutes for voice and/or data transmission); airtime (which consists of billings for minutes that either exceed or are not covered by the basic service plan); long distance; and charges associated with travel outside our service area. Travel revenue is generated on a per minute basis when a Sprint subscriber outside of our markets uses our service when traveling through our markets. Foreign roaming revenue is generated when a non-Sprint customer uses our service when traveling through our markets. We recognize roaming revenue through an agreement that allows a reseller to sell prepaid wireless services in its markets. Revenues are recognized when amounts are considered to be earned under the respective service plans and collection of such amounts is considered probable.

Sprint retains 8% of collected service revenues from subscribers based in our service area, foreign roaming and for revenue generated under our reseller agreement. The amount of affiliation fees retained by Sprint is recorded as a Cost of service expense. Revenues derived from the sale of handsets and accessories by us and from certain roaming services (outbound roaming and roaming revenues from Sprint and its PCS network partner subscribers) are not subject to the 8% affiliation fee from Sprint.

Revenues from the sales of merchandise, primarily wireless handsets and accessories, represent a separate earnings process and are recognized at the time of the customer purchase. These revenues and related costs are included in merchandise sales and cost of sales, respectively. We reduce recorded revenue for rebates and discounts given to subscribers on wireless handsets sales in accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-9 “Accounting for Consideration Given by a Vendor to a Subscriber (Including a Reseller of the Vendor’s Products).”

We recognize revenues from activation fees in accordance with EITF No. 00-21. In May 2003, the EITF modified its previous consensus to EITF 00-21 to clarify the scope of Issue 00-21 and its interaction with other authoritative literature. As permitted under the modified consensus, we adopted this modified consensus effective July 1, 2003 for all revenue arrangements entered into subsequent to June 30, 2003. EITF 00-21 addresses the determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the related revenues should be measured and allocated to the separate units of accounting. In applying this guidance, separate contracts with the same party, entered into at or near the same time, will be presumed to be a package, and the consideration will be measured and allocated to the separate units based on their relative fair values. We believe that the sale of handsets and future service under contract should be accounted for as separate units under EITF 00-21. As a result, the total consideration under these arrangements, including any related activation fees, is allocated between these separate units based on their relative fair values.

We recognize only a portion of contract cancellation fees billed to subscribers that disconnect service prior to fulfilling the contractual length of service, as there is significant uncertainty that all contract cancellation fees that are billed will be collected. We have very limited information at a detail level sufficient to perform our own evaluation and rely on Sprint historical trending to make our estimates. If the collections on contract cancellation fees are less than that recognized, additional allowances may be required.

We recognize only a portion of late fees billed to subscribers that fail to pay their bills within the required payment period, as there is no assurance that all late fees that are billed will be collected. We have very limited information at a detail level sufficient to perform our own evaluation and rely on Sprint historical trending to make our estimates. If the collections on late fees are less than that recognized, additional allowances may be required.

Inventory and Inventory Reserves

Inventory consists of wireless telephones and related accessories and is carried at cost. Cost is determined by the moving weighted average method, which approximates first-in, first-out.

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

Accrued Commissions

We accrue commissions and other costs related to national retailers based upon their sales to new subscribers. The national retailers receive both a commission and, because the handset is typically sold below cost, a reimbursement for the difference between the sales price and the cost. We base our accruals on information provided by Sprint on subscriber additions and recognize that there are typically timing differences between the point of subscriber activation and the time that we are invoiced for commissions by Sprint. We periodically and annually evaluate the adequacy of our accruals through analysis of historical information and discussions with Sprint. Depending on the level of sales and other factors, our estimates of the amounts accrued for commissions and other costs owed to such retailers may require modification of our previous estimates.

Goodwill and Intangible Assets Impairment Analysis

We perform impairment tests of goodwill and indefinite lived assets as required by SFAS No. 142, Goodwill and Other Intangible Assets. The impairment analysis requires numerous subjective assumptions and estimates to determine fair value of the respective reporting units as required by SFAS No. 142. Depending on level of sales, our liquidity and other factors, we may be required to recognize impairment charges in the future.

Lease Transactions

We have entered into leases on towers owned by others to co-locate our cell sites. We have also entered into leases for properties related to our retail outlets, owned towers, certain office space and a portion of our network switching stations. Our accounting for an operating lease transaction as of the lease’s inception involves judgments in determining the number of lease renewals to be included in the lease term, in addition to the initial non-cancelable term, used to recognize rent expense on a straight-line basis. This judgment considers various factors that we would consider at the time of opting to renew such leases, particularly whether any non-renewal could result in economic detriment to us or the foregoing of an economic benefit available to us. Additionally, the lease term can impact the determination of the period over which the depreciable assets associated with operating leases are depreciated.

If a lease with a lease term containing one or more renewal periods is not renewed after the initial term has expired, then the carrying values of deferred rent resulting from straight-line recognition of rent expense and any lease related assets reflected in the consolidated balance sheet would be written off and reflected in our results of operations in the period such non-renewal has occurred.

Overview

We are principally engaged in the ownership and operation of wireless communications. We are a network partner of Sprint and have the exclusive right to provide wireless services under the Sprint brand names within our service area. Our service area consists of portions of Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, Oklahoma, Tennessee and Texas.

Recent Developments

In February 2004, we consummated the sale of our cellular operations, which included certain cellular towers, for $21.5 million and recognized a gain of $16.3 million that has been recorded as a gain on the disposal of discontinued operations. In March 2004, we sold 81 cellular and PCS cell site towers for $9.8 million. Concurrent with the sale, we entered into operating leases for a portion of the antenna space on the sold towers from the buyer for an initial term of 10 years, renewable at our option for three additional five-year terms at an initial rental of $1.4 million per year, increasing each year by 4% of the previous year’s rental. We recorded a deferred gain of approximately $1.8 million that will be recognized ratably over the initial 10-year term of the operating lease. Also during the three-month period ended March 31, 2004, we divested of other non-core assets including certain PCS licenses and a minority interest in an unconsolidated affiliate for $10.3 million and recorded a loss of $0.4 million. We used $11.0 million of the $41.6 million in proceeds to partially repay the US Unwired senior bank credit facility. The accompanying consolidated financial statements reflect our cellular operations as a discontinued operation.

During May and June 2004, we executed a series of transactions to refinance US Unwired’s debt that included:

•	issuing $360 million of US Unwired senior secured notes (as further described in Note 9 to the consolidated financial statements)

•	purchasing for $247.4 million approximately $235.8 million aggregate face value of US Unwired 13 3/8% senior subordinated discount notes;

•	issuing approximately 34.5 million shares of US Unwired common stock in exchange for approximately $75.0 million aggregate face value of US Unwired 13 3/8% senior subordinated discount notes;

•	paying in full our $55.4 million outstanding balance and terminating the US Unwired senior credit facility; and

•	retiring debt of approximately $3.7 million related to a promissory note and vendor financing.

On August 30, 2004, we purchased for $51.1 million approximately $48.0 million aggregate face value of US Unwired 13 3/8% senior subordinated discount notes. We recorded a $4.5 million loss on extinguishment of US Unwired debt related to this transaction.

On November 1, 2004, we retired the remaining outstanding US Unwired 13 3/8% senior subordinated discount notes by purchasing $41.1 million aggregate face value for $43.9 million.

On December 31, 2004, we sold, based upon an independent appraisal, our 50% ownership interest in a subsidiary for $30,000 to a related party and recorded a loss of $1.2 million resulting from the sale. The subsidiary held LMDS licenses in Texas, Arkansas, Illinois and Louisiana.

In December 2004, a series of actions were initiated that resulted in the reorganization of IWO. Effective with the consummation of the IWO reorganization on February 9, 2005 and the cancellation of the existing common stock of IWO on February 10, 2005, we ceased to have an equity interest in IWO.

In connection with the consummation of the IWO reorganization plan, IWO terminated its management agreement with US Unwired, dated April 1, 2004, as amended on January 3, 2005 (“the management agreement”). The termination of the management agreement is subject to a four-month transition period during which US Unwired will continue to provide transitional management and restructuring services to IWO as defined in the management agreement.

Due to the uncertainty as of December 31, 2004 of the IWO reorganization plan being completed, the accompanying audited consolidated financial statements do not reflect the effects of the IWO reorganization, and all discussions herein, unless otherwise stated, include IWO information consolidated with US Unwired.

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

	Three Months Ended December 31,			Years Ended December 31,
	2004	2003	2002	2004	2003	2002
Subscribers
Gross Additions	99,867	88,107	95,160	364,116	316,100	337,391
Net Additions	26,729	22,089	19,881	93,382	59,246	73,799
Total Customers	706,942	617,813	561,162	706,942	617,813	561,162
Churn	3.2%	3.4%	4.3%	3.1%	3.4%	4.2%

Virgin Subscribers (in our service area)	189,930	88,219	—	189,930	88,219	—

Average Revenue Per User, Monthly
Including Roaming	$70.17	$71.96	$84.56	$71.30	$72.27	$85.17
Without Roaming	$53.19	$52.33	$53.97	$54.23	$54.06	$54.67

Cost Per Gross Addition	$359	$391	$392	$332	$358	$375

Average Monthly MOUs Per Subscriber
Home	717	590	471	680	568	462
Roaming Off Our Network	210	192	147	218	179	136

System MOUs (Millions)
Subscriber	1,492	1,074	775	5,385	4,012	2,664
Roaming	641	512	330	2,492	1,771	1,094

Licensed POPs (Millions)	17.6	17.6	17.6	17.6	17.6	17.6

Covered POPs (Millions)	12.9	12.8	12.6	12.9	12.8	12.6
Towers (Owned and Leased)	1,945	1,878	1,796	1,945	1,878	1,796

Subscribers

We refer to our customers as “subscribers”. Gross additions refer to the total number of new subscribers added during the period. Net additions refer to the total number of new subscriber additions during the period reduced by any subscribers that have cancelled or terminated their service with us during this same period.

The number of gross additions increased for 2004 as compared to 2003 primarily as a result of our continuing marketing efforts to attract new subscribers, the increase in the number of people that we cover in our service area and our additional cell site coverage. The number of net additions increased for 2004 as compared to 2003 primarily as a result of a higher number of gross additions that was partially offset by lower churn.

The number of gross and net additions decreased for 2003 as compared to 2002 primarily as a result of our marketing efforts to target customers of good credit quality and the re-institution and increase of deposits for certain credit challenged subscribers.

Churn

Churn is the monthly rate of customer turnover expressed as a percentage of our overall average customers for the reporting period. Customer turnover includes both customers that elected voluntarily to not continue using our service and customers that were involuntarily terminated from using our service because of non-payment. Churn is calculated by dividing the sum of (i) the number of customers that discontinue service; (ii) less those customers discontinuing their service within 30 days of their original activation date; and, (iii) adding back those customers that reactivate their service, by our overall average customers for the reporting period; and dividing the result by the number of months in the period. Churn decreased for 2004 as compared to 2003 and for 2003 as compared to 2002 primarily as a result of a continuing improvement in the credit quality of our subscriber base.

Reseller Subscribers

We participate in a reseller program in our service area through Sprint as part of the partnership between Sprint and Virgin Mobile USA, LLC (“Virgin”). The agreement allows Virgin to sell prepaid wireless services and pay us for use of our network on a per minute basis. The number of Virgin subscribers increased each year primarily as a result of marketing and sales efforts.

Subscriber and Roaming Revenue

Subscriber revenue consists primarily of a basic service plan (where the customer purchases a pre-allotted number of minutes for voice and/or data transmission); airtime (which consists of billings for minutes that either exceed or are not covered by the basic service plan); long distance; and charges associated with travel outside our service area.

Roaming revenue consists primarily of Sprint travel revenue and foreign roaming revenue. Sprint travel revenue is generated on a per minute basis when a Sprint subscriber outside of our markets uses our service when traveling through our markets. Sprint travel expense is generated on a per minute basis when our subscribers travel outside our market area and use the Sprint network. Historically, our Sprint travel revenue exceeds our Sprint travel expense. Foreign roaming revenue is generated when a non-Sprint customer uses our service when traveling through our markets.

Effective January 1, 2004, Sprint reduced the reciprocal travel rate to $0.041 per minute in 2004 from $0.058 per minute in 2003. For 2004, the reduction in the travel rate has resulted in a decrease to our revenues of approximately $38.0 million, a reduction to our expenses of approximately $32.2 million and a reduction to our cash flow of approximately $5.8 million. Effective January 1, 2003, Sprint reduced the reciprocal travel rate for US Unwired from $0.20 per minute in 2002 to $0.058 per minute in 2003 and for Texas Unwired and Georgia PCS Management Inc. (“Georgia PCS”), both subsidiaries of LA Unwired, and IWO from $0.10 per minute in 2002 to $0.058 per minute in 2003. For 2003, the reduction in the travel rate resulted in a decrease to our revenues of approximately $133.4 million, a reduction to our expenses of approximately $107.4 million and a reduction to our cash flow of approximately $26.0 million.

Average Revenue per User

Average revenue per user (“ARPU”) is the average monthly service revenue per subscriber and is calculated by dividing total subscriber revenue for the period by the average number of subscribers during the period. We present ARPU excluding and including roaming revenue.

The increase in ARPU excluding roaming for 2004 as compared to 2003 was primarily as a result of an increase in data usage that was partially offset by more competitive plans that offer more generous allotment of minutes. The decrease in ARPU including roaming for 2004 as compared to 2003 was primarily as a result of the reduction in the reciprocal travel rate as discussed above that was partially offset by an increase in data usage.

The decrease in ARPU excluding roaming for 2003 as compared to 2002 was primarily as a result of more competitive plans that offer more generous allotment of minutes partially offset by an increase in data revenues. The decrease in ARPU including roaming for 2003 as compared to 2002 was primarily as a result of the reduction in the reciprocal travel rate as discussed above that was partially offset by an increase in data usage.

Cost per Gross Addition

Cost per gross addition (“CPGA”) summarizes the average cost to acquire new customers during the reporting period. CPGA is computed by adding sales and marketing expenses and merchandise cost of sales and reducing the amount by the revenue from merchandise sales. The net amount is divided by the number of total new subscriber gross additions for the period. The decrease in CPGA for 2004 as compared to 2003 and for 2003 as compared to 2002 was primarily as a result of an overall decrease in our selling and marketing expenses.

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

System Minutes of Use

System minutes of Use (“MOUs”) provide an indication of total network (“system”) usage. We track and evaluate system usage for our subscribers as well as other Sprint, Sprint affiliates and non-Sprint subscribers using our system in order to assess network capacity. Our overall system minutes are increasing primarily as a result of increases in subscribers and increases in minutes allotted to subscriber plans.

Resident Population/ Service Area

Our service area comprises a population (“Licensed POPs”) of approximately 17.6 million residents. When we use the term “Covered POPs”, we refer to that portion of residents in our service area that have service available as a result of our network build out. The number of people in our service area does not represent the number of Sprint subscribers that we expect to have in our service area. The increase in Covered POPs is the result of additional cell site towers (“towers”) that either we have constructed and own or where we have leased space on cell site towers owned by others.

Results of Operations

2004 compared to 2003

Revenues

	Years Ended December 31,
	2004	2003
	(In thousands)
Subscriber revenue	$429,648	$381,558
Roaming revenue	135,300	128,553
Merchandise sales	28,081	23,224
Other revenue.	1,809	2,416

Total revenue.	$594,838	$535,751

Subscriber revenue

Total subscriber revenues was $429.6 million for 2004 as compared to $381.6 million for 2003, representing an increase of $48.0 million and was primarily the result of an increase in basic service and airtime revenue of $34.9 million related to the increase in our subscriber base and a $13.1 million increase in data usage as more subscribers use this service.

Roaming revenue

Roaming revenue was $135.3 million for 2004 as compared to $128.6 million for 2003, representing an increase of $6.7 million and was primarily as a result of a $5.1 million increase in Sprint and Sprint affiliate subscribers traveling through our service area and $1.6 million increase related to other network usage that included resellers. We continue to add cell sites in locations that we believe will enhance service and increase our roaming revenue.

Merchandise sales

Merchandise sales were $28.1 million for 2004 as compared to $23.2 million for 2003, representing an increase of $4.9 million. The increase is primarily the result of an increase in initial sales to new subscribers. The cost of handsets typically exceeds the amount received from our subscribers because we subsidize the price of handsets to remain competitive in the marketplace. We face significant competition in our marketplace and typically sell handsets below cost to new subscribers in order to remain competitive in the market place through steep discounts and instant rebates.

Other revenue

Other revenue was $1.8 million for 2004 as compared to $2.4 million for 2003, representing a decrease of $0.6 million that was primarily attributable to a decrease in co-location revenue as a result of selling towers where other carriers were renting space from us.

Operating Expense

	Years Ended December 31,
	2004	2003
	(In thousands)
Cost of service	$312,872	$308,958
Merchandise cost of sales	56,696	46,367
General and administrative	35,706	31,445
Sales and marketing	92,362	90,522
Non-cash stock compensation	375	2,404
Depreciation and amortization	95,535	119,523
IWO asset abandonment charge	—	12,079

Total operating expense	$593,546	$611,298

Cost of service

Cost of service was $312.9 million for 2004 as compared to $309.0 million for 2003, representing an increase of $3.9 million that was primarily the result of a $2.1 million increase in lease expense primarily related to new cell site leases, a $4.4 million increase in Sprint franchise fees related to higher volume and a $3.4 million increase related to our subscribers traveling on Sprint and non-Sprint networks. This was partially offset by a $3.2 million decrease in handset upgrades, a $1.8 million decrease in bad debts as a result of our efforts to target subscribers in good credit standing and a $1.0 million decrease in circuit expenses that was primarily related to recoveries of reciprocal compensation and rate negotiations.

Merchandise cost of sales

Merchandise cost of sales was $56.7 million for 2004 as compared to $46.4 million for 2003, representing an increase of $10.3 million that was primarily the result of an increase in sales to new subscribers. The cost of handsets typically exceeds the amount received from our subscribers because we subsidize the price of handsets to remain competitive in the marketplace.

General and administrative expense

General and administrative expense was $35.7 million for 2004 as compared to $31.4 million for 2003, representing an increase of $4.3 million that was primarily as a result of a $2.5 million increase in professional fees related to our restructuring of IWO and our Sprint lawsuit (see Item 3 Legal Proceedings) and a $2.0 million increase in other taxes that primarily related to a tax refund received in 2003. This was partially offset by a $0.2 million decrease in repairs and maintenance.

Sales and marketing expense

Sales and marketing expense was $92.4 million for 2004 as compared to $90.5 million for 2003, representing an increase of $1.9 million that was primarily as a result of an increase in agent commissions and handset subsidies of $7.7 million and a $1.3 million increase other sales and marketing expenses that was partially offset by a decrease of $4.9 million in advertising, a $1.8 million decrease in sales wages, taxes and benefits and a $0.4 million decrease in telephone expenses.

Non-cash stock compensation

Non-cash compensation was $0.4 million for 2004 as compared to $2.4 million for 2003, representing a decrease of $2.0 million that is primarily the result of a portion of our outstanding options being fully amortized. The non-cash stock compensation consists of compensation expense related to the granting of certain stock options of our stock in July 1999 and January 2000 with exercise prices less than the market value of our stock at the date of the grant and the impact of the stock options granted in connection with the IWO acquisition. The non-cash stock compensation expense is generally being amortized over a four-year period representing the vesting periods of the options.

Depreciation and amortization expense

Depreciation and amortization expense was $95.5 million for 2004 as compared to $119.5 million for 2003, representing a decrease of $24.0 million that was primarily as a result of fully amortizing the IWO subscriber base established as a result of our April 1, 2002 IWO acquisition.

Other Income/(Expense)

	Years Ended December 31,
	2004	2003
	(In thousands)
Interest expense	$(88,859)	$(92,455)
Interest income	1,958	1,640
Gain (loss) on sale of assets	(1,841)	12
Loss on debt extinguishment	(62,342)	—

Total other expense	$(151,084)	$(90,803)

Interest expense was $88.9 million for 2004 as compared to $92.5 million for 2003, representing a decrease of $3.6 million. The decrease in interest expense was primarily as a result of our lower interest rates as a result of restructuring our US Unwired debt that was partially offset by our increase in interest expense related to our IWO debt.

Interest income was $2.0 million for 2004 as compared to $1.6 million for 2003, representing an increase of $0.4 million. The increase was primarily due to more cash and cash equivalents available for investment.

In 2004, we sold various non-core assets including PCS licenses, towers, minority interests in unconsolidated affiliates and vehicles for approximately $21.4 million and recognized a $1.8 million loss on these transactions in the current period and a deferred gain of $2.3 million.

In 2004, we completed a new debt offering for US Unwired that consisted of $360.0 million of new US Unwired senior secured notes. We used the proceeds along with existing cash and shares of our common stock to retire our US Unwired senior secured credit facility and our existing US Unwired notes. We recorded a loss on debt extinguishment of $62.3 million related to these transactions, which are detailed in Note 3 to the audited consolidated financial statements.

Discontinued operations

In February 2004, we consummated the sale of our cellular operations, which included certain cellular towers, for $21.5 million and recognized a gain of $16.3 million that has been recorded as a gain on the disposal of discontinued operations. We recognized income from discontinued operations of $0.3 and $2.5 million in 2004 and 2003, respectively, related to these cellular operations.

2003 compared to 2002

Revenue

	Years Ended December 31,
	2003	2002
	(In thousands)
Subscriber revenue	$381,558	$315,256
Roaming revenue	128,553	175,929
Merchandise sales	23,224	17,915
Other revenue	2,416	2,464

Total revenue	$535,751	$511,564

Subscriber revenue

Total subscriber revenue was $381.6 million for 2003 as compared to $315.3 million for 2002, representing an increase of $66.3 million and was primarily the result of an increase in subscribers as discussed above and our IWO acquisition in April 2002.

Roaming revenue

Roaming revenue was $128.6 million for 2003 as compared to $175.9 million for 2002, representing a decrease of $47.3 million and was primarily as a result of our April 1, 2002 acquisition of IWO that added $7.1 million in roaming revenue, an increase of $67.6 million related to a higher volume of PCS subscribers traveling through our service area, an increase of $11.4 million related to non-Sprint subscribers traveling through our service area including $1.7 million generated by reseller usage offset by a decrease of $133.4 million related to our decrease in the reciprocal roaming rate as discussed in Subscriber and Roaming Revenue above. We provided service in 68 PCS markets at December 31, 2003 and December 31, 2002. We continue to add cell sites in locations that we believe will enhance service and increase roaming revenue.

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

Other revenue

Other revenue was $2.4 million for 2003 as compared to $2.5 million for 2002, representing a decrease of $0.1 million and was primarily attributable to a decrease in access fee revenues.

Operating Expense

	Years Ended December 31,
	2003	2002
	(In thousands)
Cost of service	$308,958	$350,372
Merchandise cost of sales	46,367	36,106
General and administrative	31,445	25,528
Sales and marketing	90,522	109,172
Non-cash stock compensation	2,404	4,349
Depreciation and amortization	119,523	108,957
IWO asset abandonment charge	12,079	—
Impairment of goodwill	—	214,191
Impairment of intangible assets	—	188,330

Total operating expense.	$611,298	$1,037,005

Cost of service

Cost of service was $309.0 million for 2003 as compared to $350.4 million for 2002, representing a decrease of $41.4 million that was primarily the result of a $46.4 million decrease in roaming expense, a $19.4 million decrease in bad debt expense primarily as a result of a reduction in credit challenged subscribers and a $2.1 decrease in lease expense offset by our April 1, 2002 acquisition of IWO that added $26.5 million in Cost of service. The overall decrease in roaming expense was primarily as a result of an increase of $61.8 million related to a higher volume of our subscribers traveling through other Sprint service areas offset by a decrease of $107.4 million related to our decrease in the reciprocal roaming revenue rate as discussed in Subscriber and Roaming Revenue above and a decrease of $0.8 million related to our subscribers using non-Sprint service areas and Sprint affiliate service areas.

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

General and administrative expense

General and administrative expense was $31.4 million for 2003 as compared to $25.5 million for 2002, representing an increase of $5.9 million that was primarily as a result of our April 1, 2002 acquisition of IWO that added $1.9 million of general and administrative expense, a one-time charge of $3.5 million in professional fees related to an unsuccessful debt exchange offer, $2.8 million related to the IWO restructuring and $1.5 million related to the Sprint lawsuit and other legal matters offset by a $2.4 million decrease in wages, taxes, benefits and other general and administrative cost that we believe resulted from reductions associated with our integration efforts and other cost saving initiatives and a $1.3 million refund on Universal Service Fees.

Sales and marketing expense

Sales and marketing expense was $90.5 million for 2003 as compared to $109.2 million for 2002, representing a decrease of $18.7 million that was primarily as a result of our April 1, 2002 acquisition of IWO that added $8.9 million of selling and marketing expense offset by decreases in advertising of $11.9 million, agent commissions and handset subsidies of $12.2 million and decreases in other sales and marketing expenses of $2.5 million.

Non-cash stock compensation

Non-cash compensation was $2.4 million for 2003 as compared to $4.3 million for 2002, representing a decrease of $1.9 million that is primarily the result of a portion of our outstanding options being fully amortized in 2003. The non-cash stock compensation consists of compensation expense related to the granting of certain stock options of our stock in July 1999 and January 2000 with exercise prices less than the market value of our stock at the date of the grant and the impact of the stock options granted in connection with the IWO acquisition. The non-cash stock compensation expense is generally being amortized over a four-year period representing the vesting periods of the options.

Depreciation and amortization expense

Depreciation and amortization expense was $119.5 million for 2003 as compared to $109.0 million for 2002, representing an increase of $10.5 million that was primarily as a result of a our April 1, 2002 acquisition of IWO that added $5.9 million of depreciation and $7.5 million of amortization expense related to the Sprint management agreement and subscriber base and a $7.3 million increase in depreciation expense offset by a reduction of $10.0 million in amortization expense related to the IWO impairment. Property and equipment increased to $645.7 million at December 31, 2003 from $630.7 million at December 31, 2002, and intangible assets were unchanged at $117.1 million at December 31, 2003 and December 31, 2002 following a fourth quarter 2002 asset impairment charge of $188.3 million as discussed below.

Impairment of Goodwill and Intangible Assets

In 2002, we recorded impairment charges totaling $402.5 million for the impairment of goodwill and an intangible asset that resulted from the acquisition of IWO. For a further discussion, see Note 4 to the audited consolidated financial statements.

Other Income/(Expense)

	Years Ended December 31,
	2003	2002
	(In thousands)
Interest expense	$(92,455)	$(74,197)
Interest income	1,640	2,866
Gain on the sale of assets/markets	12	3

Total other expense	$(90,803)	$(71,328)

Interest expense was $92.5 million for 2003 as compared to $74.2 million for 2002, representing an increase of $18.3 million. The increase in interest expense was primarily as a result of our increase in outstanding debt.

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

Cash Flows

Operating Activities. Cash provided by operating activities was $63.3 million in 2004. This primarily consisted of a net loss of $133.0 million, a $16.3 million gain on the disposal of discontinued operations that was offset by $95.7 million in depreciation and amortization, a $62.3 million loss on our US Unwired debt restructuring, $18.1 million increase in working capital, $26.9 million in debt discount accretion, $7.6 million in the amortization of debt issuance costs and a $1.8 million loss on the sales of assets. Cash provided by operations was $60.6 million for 2003 and cash used in operations was $23.4 million for 2002.

Investing Activities. Cash provided by investing activities was $28.2 million for 2004. This primarily consisted of $43.3 million in proceeds from the sale of assets, $19.3 million in proceeds from the release of restricted cash and $1.2 million in miscellaneous other investing activities that was partially offset by $35.5 million in purchases of property and equipment. Net cash used in investing activities was $8.0 million in 2003 and $97.3 million in 2002.

Financing Activities. Cash used in financing activities was $74.5 million in 2004. This primarily consisted of $422.6 million in principal payments on long-term debt and $12.6 million in debt issuance costs that was partially offset by $360.2 million in proceeds from long-term debt. Net cash used in financing activities was $17.4 million in 2003 and net cash provided by financing activities was $82.0 million in 2002.

Liquidity and Capital Resources (excluding the operations of IWO)

As of December 31, 2004, we had $80.4 million in cash and cash equivalents and $364.8 million in indebtedness.

We periodically review all charges from Sprint and from time to time, may dispute certain of these charges. As of December 31, 2004, we had disputed approximately $35.1 million of charges to us. Based upon the information provided to us by Sprint to date, we believe the accompanying condensed consolidated balance sheet adequately reflects our obligation that may be due to Sprint for these charges. However, should these disputes be settled in a manner unsatisfactory to us, our cash flow would be adversely impacted to the extent of the unfavorable settlement.

Based on operating forecasts, we believe that we will have sufficient cash to fund its operations, debt service and capital requirements over the next twelve months. However, our liquidity is dependent upon a number of factors influencing forecasts of earnings and operating cash flows. These factors include subscriber growth, average monthly revenue per user (“ARPU”), customer turnover or “churn” and cost per gross addition (“CPGA”) as discussed and defined above.

Contractual Obligations (excluding the operations of IWO)

Our future contractual obligations related to long-term debt, capital lease obligations, and non-cancelable operating leases at December 31, 2004 were as follows:

	Payments due by period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(In thousands)
US Unwired Inc. first priority senior secured floating rate notes due 2010	$125,000	$—	$—	$—	$125,000
US Unwired Inc., 10% second priority senior secured notes due 2012	235,000	—	—	—	235,000
Capital leases	8,071	792	2,376	1,621	3,282
Operating leases	174,552	26,665	83,011	46,214	18,662

Total US Unwired Inc.	$542,623	$27,457	$85,387	$47,835	$381,944

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

Our fixed rate debt consists of the accreted carrying value of the IWO 14% Senior Notes due January 15, 2011 ($140.3 million at December 31, 2004) and the US Unwired 10% Second Priority Senior Secured Notes due June 15, 2012 ($233.5 million at December 31, 2004).

Our variable rate debt consists of borrowings made under the US Unwired $125 million aggregate principal amount First Priority Senior Secured Floating Rate Notes (“2010 Notes”) due June 15, 2010 (issued June 15, 2004) and the IWO senior secured credit facility ($215.0 million at December 31, 2004). The US Unwired 2010 Notes bear interest at a floating rate equal to the London Interbank Offered Rate (“LIBOR”) plus 4.25% per year. LIBOR is assumed to equal 2.49%. The IWO senior secured credit facility, which is in default as of December 31, 2004, bears interest at a default rate of 4.25-4.75 percent above the agent bank’s prime rate. For 2004, the weighted average interest rate under US Unwired 2010 Notes was 6.0% and under the IWO senior secured credit facility was 8.3%.

A one percent increase (decrease) in the variable interest rate would result in a $3.4 million increase (decrease) in the related interest expense on an average annual basis based upon borrowings outstanding at December 31, 2004.

The amounts discussed above for the IWO Senior Notes and the IWO senior secured credit facility are classified as current in the accompanying condensed balance sheets as a result of the events of default as discussed in the Recent Developments section of our Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8. Financial Statements

Our financial statements are listed under Item 15(a) of this annual report and are filed as part of this report on the pages indicated.

ITEM 9. Changes In And Disagreements With Accountants on Accounting And Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures—The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as the Company’s are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). In performing this evaluation, management reviewed the Company’s lease accounting and leasehold depreciation practices partially in light of the recent attention and focus on such practices by restaurant and retail companies. As a result of this review, the Company concluded that its previously established lease accounting and leasehold depreciation practices were not appropriate and determined that the Company’s annual rent and depreciation expense over the last several years had been understated. Accordingly, as described below, the Company determined to restate certain of its previously issued financial statements to reflect the correction in the Company’s lease accounting and leasehold depreciation practices. Based on that evaluation, the Company’s CEO and CFO concluded that, solely due to the Company’s restatement due to lease accounting and leasehold depreciation practices, as described above, the Company’s disclosure controls and procedures were not effective as of December 31, 2004.

Management’s Annual Report on Internal Control over Financial Reporting—Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control system is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control—Integrated Framework.

In performing this assessment, management reviewed the Company’s lease accounting and leasehold depreciation practices partially in light of the recent attention and focus on such practices by restaurant and retail companies. As a result of this review, management concluded that the Company’s controls over the selection and monitoring of appropriate assumptions and factors affecting lease accounting and leasehold depreciation practices were insufficient, and, as a result, management determined that the Company’s annual rent and depreciation expense over the last several years had been understated. The insufficient controls resulted in the restatement of the Company’s consolidated financial statements for quarters ended September 30, 2004, June 30, 2004 and March 31, 2004 and for the years ended December 31, 2003 and 2002.

Management evaluated the impact of this restatement on the Company’s assessment of its system of internal control and has concluded that the insufficient controls that resulted in the incorrect lease accounting and leasehold depreciation practices represented a material weakness. Solely as a result of this material weakness in the Company’s internal control over financial reporting, management has concluded that, as of December 31, 2004, the Company’s internal control over financial reporting was not effective based on the criteria set forth by the COSO of the Treadway Commission in Internal Control—Integrated Framework. No other material weaknesses were identified by management in performing their assessment and reaching their conclusion.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. This report appears below.

Remediation Steps to Address Material Weakness—To remediate the material weakness in the Company’s internal control over financial reporting, subsequent to year end the Company has implemented additional review procedures over the selection and monitoring of appropriate assumptions and factors affecting lease accounting and leasehold depreciation accounting practices.

Change in Internal Control Over Financial Reporting—There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

US Unwired Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that US Unwired Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the Company’s material weakness relating to the selection and monitoring of appropriate assumptions and factors affecting lease accounting and leasehold depreciation practices, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statement will not be prevented or detected. The following material weakness has been identified and included in management’s assessment: In its assessment as of December 31, 2004, management identified as a material weakness the Company’s insufficient controls over the selection and monitoring of appropriate assumptions and factors affecting lease accounting and leasehold deprecation practices, and as a result, US Unwired Inc. concluded the Company’s previously reported rent expense and depreciation expense had been understated. The insufficient controls resulted in the restatement of the Company’s consolidated financial statements for quarters ended September 30, 2004, June 30, 2004 and March 31, 2004 and for the years ended December 31, 2003 and 2002. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated March 11, 2005 on those consolidated financial statements.

In our opinion, management’s assessment that US Unwired Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based the COSO control criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, US Unwired Inc. has not maintained effective internal control over financial reporting as of December 31, 2004, based on the COSO control criteria.

/s/ Ernst & Young LLP

Houston, Texas

March 11, 2005

PART III

ITEM 10. Directors And Executive Officers Of The Registrant

The following table presents information with respect to our executive officers:

Name	Age	Position
William L. Henning, Jr.	51	Chairman of the Board of Directors
Robert W. Piper	46	President, Chief Executive Officer and Director
Jerry E. Vaughn	59	Chief Financial Officer
Thomas G. Henning	45	Secretary and General Counsel and Director
Michael D. Bennett	40	Senior Vice President Sales and Distribution
Paul Clifton	50	Chief Technical Officer

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

Code of Ethics

We have adopted a code of ethics that applies to our President and Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial officer) and Controller (Principal Accounting Officer). This code of ethics, which is entitled Standards of Business, is posted at our website, www.usunwired.com. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, a the address, and location previously specified.

Our Board of Directors has determined that Thomas J. Sullivan, Chairman of the Audit Committee, meets the definition of “Audit Committee Financial Expert” within the meaning of that term as defined by the SEC, and that he is otherwise independent within the meaning of applicable rules of the NASDAQ National Market System.

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

c. Reports on Form 8-K

On November 4, 2004, we filed a Current Report on Form 8-K containing a press release announcing the Company’s earnings for the fiscal quarter ended September 30, 2004.

On January 4, 2005, we filed a Current Report on Form 8-K containing information regarding IWO’s plan of reorganization including the filing of voluntary petitions seeking relief under the provisions of a Chapter 11 bankruptcy and amendments to the management agreement between US Unwired and IWO.

On February 10, 2005, we filed a Current Report on Form 8-K containing a press release announcing the Company’s preliminary earnings for the fiscal quarter and year ended December 31, 2004.

On March 3, 2005, we filed a Current Report on Form 8-K containing information that the United States Bankruptcy Court approved a Plan of Reorganization of our wholly-owned subsidiary IWO Holdings, Inc. (“IWO”), pursuant to which all of the equity ownership of IWO by us was eliminated and shares of IWO were issued to its existing creditors. We further announced that we intended to restate our historical consolidated financial statements through September 30, 2004 due to a reevaluation of our position related to accounting for operating leases.

d. Exhibits

Exhibit Number	Description	Sequent Page No.
3.1	Third Restated Articles of Incorporation of US Unwired, Inc. (Incorporated by reference to Exhibit 3.1 of Form 10-Q filed by the Registrant on May 9, 2002).

3.2	By-Laws of US Unwired Inc. as amended on April 29, 2003. (Incorporated by reference to Exhibit 4.i.a. filed with the registrant’s Quarterly Report on Form 10-Q filed by the Registrant on November 13, 2003).

4.1	Indenture, dated as of September 16, 2004, between US Unwired Inc., the Guarantors listed therein and U.S. Bank National Association, as trustee for the 10% Second Priority Senior Secured Notes due 2012. (Incorporated by reference to Exhibit 4.20 to the Registration Statement on Form S-4 filed by US Unwired Inc., Louisiana Unwired, LLC, Unwired Telecom Corp., Texas Unwired, Georgia PCS Management, L.L.C., and Georgia PCS Leasing, LLC on July 9, 2004, Registration No. 333-117284.)

Exhibit Number	Description	Sequent Page No.
4.2	Indenture, dated as of September 16, 2004, between US Unwired Inc., the Guarantors listed therein and U.S. Bank National Association, as trustee for the First Priority Senior Secured Floating Rate Notes due 2010. (Incorporated by reference to Exhibit 4.21 to the Registration Statement on Form S-4 filed by US Unwired Inc., Louisiana Unwired, LLC, Unwired Telecom Corp., Texas Unwired, Georgia PCS Management, L.L.C., and Georgia PCS Leasing, LLC on July 9, 2004, Registration No. 333-117284.)

4.3	Intercreditor Agreement, dated as of September 16, 2004, between U.S. Bank National Association, as trustee for the 2010 Noteholders referred to therein, U.S. Bank National Association, as trustee for the 2012 Noteholders referred to therein, U.S. Bank National Association, as collateral agent pursuant to the 2010 Indenture and the 2012 Indenture referred to therein, US Unwired, Inc., the Subsidiary Guarantors referred to therein, the Loan Parties referred to therein, and the Secured Parties and Secured Party Representatives referred to therein. (Incorporated by reference to Exhibit 4.22 to the Registration Statement on Form S-4 filed by US Unwired Inc., Louisiana Unwired, LLC, Unwired Telecom Corp., Texas Unwired, Georgia PCS Management, L.L.C., and Georgia PCS Leasing, LLC on July 9, 2004, Registration No. 333-117284.)

4.5	Intellectual Property Security Agreement, dated as of September 16, 2004, between US Unwired, Inc., the Subsidiary Guarantors referred to therein, and U.S. Bank National Association, as collateral agent for the Secured Parties referred to therein. (Incorporated by reference to Exhibit 4.24 to the Registration Statement on Form S-4 filed by US Unwired Inc., Louisiana Unwired, LLC, Unwired Telecom Corp., Texas Unwired, Georgia PCS Management, L.L.C., and Georgia PCS Leasing, LLC on July 9, 2004, Registration No. 333-117284.)

4.6	Multiple Indebtedness Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing by US Unwired Inc. in favor of U.S. Bank National Association, in its capacity as collateral agent, dated September 15, 2004. (Incorporated by reference to Exhibit 4.26 to the Registration Statement on Form S-4 filed by US Unwired Inc., Louisiana Unwired, LLC, Unwired Telecom Corp., Texas Unwired, Georgia PCS Management, L.L.C., and Georgia PCS Leasing, LLC on July 9, 2004, Registration No. 333-117284.)

4.7	Possessory Security Agreement dated July 14, 2004 by US Unwired Inc. in favor of Whitney National Bank. (Incorporated by reference to Exhibit 4.14 to its Form 10-Q of US Unwired Inc. filed November 2, 2004.)

4.8	Registration Rights Agreement dated as of October 29, 1999 between US Unwired Inc. and The 1818 Fund, LP. (Incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-4, Registration Nos. 333-92271, 333-92271-01 and 333-92271-02, filed by US Unwired Inc., Louisiana Unwired, LLC and Unwired Telecom Corp. on December 7, 1999).

4.9	First Amendment to Registration Rights Agreement dated as of February 15, 2000 by and among US Unwired Inc., The 1818 Fund III, L.P., TCW Leveraged Income Trust, L.P., TCW Leveraged Income Trust II, L.P., TCW Shared Opportunity Fund II, L.P., TCW Shared Opportunity Fund IIB, LLC, TCW Shared Opportunity Fund III, L.P., TCW/Crescent Mezzanine Trust II, TCW/Crescent Mezzanine Partners II, L.P. and Brown University Third Century Fund (Incorporated by reference to Exhibit 10.19 to Amendment No. 2 to the Registration Statement on Form S-4, Registration Nos. 333-92271, 333-92271-01 and 333-92271-02, filed by US Unwired Inc., Louisiana Unwired, LLC and Unwired Telecom Corp. on February 23, 2000).

Exhibit Number	Description	Sequent Page No.
4.10	Second Amendment to Registration Rights Agreement dated as of June 9, 2000 by and among US Unwired Inc., The 1818 Fund III, L.P., TCW Leveraged Income Trust, L.P., TCW Leveraged Income Trust II, L.P., TCW Shared Opportunity Fund II, L.P., TCW Shared Opportunity Fund IIB, LLC, TCW Shared Opportunity Fund III, L.P., TCW/Crescent Mezzanine Trust II, TCW/Crescent Mezzanine Partners II, L.P. and Brown University Third Century Fund.)

4.11	Shareholders Agreement dated as of October 29, 1999 by and among US Unwired Inc., The 1818 Fund III, L.P. and the shareholders of US Unwired Inc. who are signatories thereto. (Incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-4, Registration Nos. 333-92271, 333-92271-01 and 333-92271-02, filed by US Unwired Inc., Louisiana Unwired, LLC and Unwired Telecom Corp. on December 7, 1999).

4.12	First Amendment to Shareholders Agreement dated as of February 15, 2000 by and among US Unwired Inc., The 1818 Fund III, L.P., TCW Leveraged Income Trust, L.P., TCW Leveraged Income Trust II, L.P., TCW Shared Opportunity Fund II, L.P., TCW Shared Opportunity Fund IIB, LLC, TCW Shared Opportunity Fund III, L.P., TCW/Crescent Mezzanine Trust II, TCW/Crescent Mezzanine Partners II, L.P. and Brown University Third Century Fund. (Incorporated by reference to Exhibit 10.18 to Amendment No. 2 to the Registration Statement on Form S-4, Registration Nos. 333-92271, 333-92271-01 and 333-92271-02, filed by US Unwired Inc., Louisiana Unwired, LLC and Unwired Telecom Corp. on February 23, 2000).

4.13	Second Amendment to Shareholders Agreement dated as of May 16, 2000 among US Unwired Inc., The 1818 Fund III, L.P., TCW Leveraged Income Trust, L.P., TCW Leveraged Income Trust II, L.P., TCW Shared Opportunity Fund II, L.P., TCW Shared Opportunity Fund IIB, LLC, TCW Shared Opportunity Fund III, L.P., TCW/Crescent Mezzanine Trust II, TCW/Crescent Mezzanine Partners II, L.P. and Brown University Third Century Fund, and the shareholders of US Unwired Inc. named therein. (Incorporated by reference to Exhibit 10.29 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-1, Registration Nos. 333-33964 filed by US Unwired Inc. on May 18, 2000).

4.14	Registration Rights Agreement, dated April 1, 2002, by and among the Registrant, and Investcorp IWO Limited Partnership, Ballet Limited, Denary Limited, Gleam Limited, Highlands Limited, Noble Limited, Outrigger Limited, Quill Limited, Radial Limited, Shoreline Limited, Zinnia Limited, Investcorp Investment Equity Limited, Alloway Limited, Carrigan Limited, Frankfort Limited, Paugus Limited, Wireless International Limited, Wireless Equity Limited, Wireless Holdings Limited, Wireless Investments Limited, IWO Equity Limited, IWO Investments Limited, Cellular Equity Limited, Mobile Holdings Limited, Wireless IIP Limited, Equity IWO Limited, New IWO Equity Limited, New Wireless IIP Limited, New Equity IWO Limited, Odyssey Investment Partners Fund, LP, Odyssey Coinvestors, LLC, Paribas North America Inc., TCW/Crescent Mezzanine Trust II, TCW/Crescent Mezzanine Partners II, LP, TCW/Crescent Leveraged Income Trust, LP, TCW/Crescent Leveraged Income Trust II, LP, TCW/Crescent Leveraged Income Trust IV, LP, Solon Kandel, J.K. Hage III, Steven Nielsen, Delhi PCS Inc., Dry Brook Holdings LLC, MTC North Inc., Newport PCS Inc., Finger Lakes Technologies Group Inc., Adirondack Capital LLC, Cerberus Investments LP, Charles Lane, William L. Henning, Sr., Lena B. Henning, William L. Henning, Jr., John A. Henning, and Thomas G. Henning. (Incorporated by reference to Exhibit 4(i)(e) filed with the Registrant’s Quarterly Report on Form 10-Q on August 13, 2002).

Exhibit Number	Description	Sequent Page No.
4.15	Agreement and Plan of Merger, dated as of February 8, 2002 by and among US Unwired Inc., Saints Sub, LLC and Georgia PCS Management, LLC. (Incorporated by reference to Exhibit 2.1 filed with US Unwired Inc.’s Amendment to Current Report on Form 8-K filed on March 22, 2002).

4.16	Warrant Agreement dated as of February 2, 2001 by and among IWO Holdings, Inc., a Delaware corporation and Firstar Bank, N.A. as warrant agent (Incorporated by reference to Exhibit 10.20 filed with the registration statement on Form S-4, filed by IWO Holdings, Inc. and Independent Wireless One Corporation on April 13, 2001, Registration no. 333-58902).

4.17	Warrant Registration Rights Agreement, dated as of February 2, 2001, among IWO Holdings, Inc. and Credit Suisse First Boston Corporation (acting through an affiliate, Donaldson, Lufkin & Jenrette Securities Corporation), Chase Securities Inc., BNP Paribas Securities Corp. and UBS Warburg LLC as representatives of the initial purchasers of IWO Holdings, Inc.’s senior notes and warrants. (Incorporated by reference to Exhibit 4.19 of the Form 10-K filed by US Unwired Inc. on March 31, 2003).

4.18	Form of Standstill Agreement, dated as of December 19, 2001, by and among the Registrant and Ballet Limited, Denary Limited, Gleam Limited, Highlands Limited, Noble Limited, Outrigger Limited, Quill Limited, Radial Limited, Shoreline Limited, Zinnia Limited, Investcorp Investment Equity Limited, Investcorp IWO Limited Partnership, Alloway Limited, Carrigan Limited, Frankfort Limited, Paugus Limited, Wireless International Limited, Wireless Equity Limited, Wireless Holdings Limited, Wireless Investments Limited, IWO Equity Limited, IWO Investments Limited, Cellular Equity Limited, Mobile Holdings Limited, Wireless IIP Limited, Equity IWO Limited, New IWO Equity Limited, New Wireless IIP Limited, and New Equity IWO Limited. (Incorporated by reference to Exhibit 10.6 filed with the Registration Statement on Form S-4 filed by the Registrant on February 1, 2002, registration no. 333-81928.).

10.1	Sprint Management Agreement dated February 8, 1999 among Wirelessco, L.P., Sprint Spectrum L.P., SprintCom, Inc. and Louisiana Unwired LLC, including Sprint Trademark and Service Mark License Agreement and Sprint Spectrum Trademark and Service Mark License Agreement. (Incorporated by reference to Amendment No. 3 to the Registration statement on Form S-4, Registration Nos. 333-92271, 333-92271-01 and 333-92271-02, filed by US Unwired Inc., Louisiana Unwired, LLC and Unwired Telecom Corp. on March 1, 2000).

10.2	Addendum I to Sprint Management Agreement dated February 8, 1999 among Wirelessco, L.P., Sprint Spectrum L.P., SprintCom, Inc. and Louisiana Unwired (Incorporated by reference to Exhibit 10.4 of the Registration statement on S-4/A, Registration Nos. 333-9271, 333-92271-01, and 33392271-02, filed by US Unwired Inc. on March 1, 2000).

10.3	Addendum II to Sprint Management Agreement dated February 8, 1999 among Wirelessco, L.P., Sprint Spectrum L.P., SprintCom, Inc. and Louisiana Unwired (Incorporated by reference to Exhibit 10.4 of the Registration statement on S-4/A, Registration Nos. 333-9271, 333-92271-01, and 33392271-02, filed by US Unwired Inc. on March 1, 2000).

10.4	Addendum III to Sprint Management Agreement dated February 8, 1999 among Wirelessco, L.P., Sprint Spectrum L.P., SprintCom, Inc. and Louisiana Unwired (Confidential treatment requested pursuant to Rule 406 under the Securities Act).

Exhibit Number	Description	Sequent Page No.
10.5	Sprint Management Agreement dated June 8, 1998 among Wirelessco, L.P., Sprint Spectrum L.P., SprintCom, Inc. and Louisiana Unwired LLC, including Sprint Trademark and Service Mark License Agreement and Sprint Spectrum Trademark and Service Mark License Agreement. (Incorporated by reference to Amendment No. 3 to the Registration statement on Form S-4, Registration Nos. 333-92271, 333-92271-01 and 333-92271-02, filed by US Unwired Inc., Louisiana Unwired, LLC and Unwired Telecom Corp. on March 1, 2000).

10.6	Addendum II , III and IV to Sprint Management Agreement dated June 8, 1998 among Wirelessco, L.P., Sprint Spectrum L.P., SprintCom, Inc. and Louisiana Unwired LLC (Incorporated by reference to Exhibit 10.5 of the Registration statement on S-4/A, Registration Nos. 333-9271, 333-92271-01, and 33392271-02, filed by US Unwired Inc. on March 1, 2000).

10.7	Addendum V to Sprint Management Agreement dated June 8, 1998 among Wirelessco, L.P., Sprint Spectrum L.P., SprintCom, Inc. and Louisiana Unwired (Incorporated by reference to Exhibit 10.15 of the Form 10-K filed by US Unwired Inc. on March 26, 2001).

10.8	Sprint Management Agreement dated as of January 7, 2000 among Wirelessco, L.P., Sprint Spectrum L.P., SprintCom, Inc. and Texas Unwired, including Sprint Trademark and Service Mark License Agreement and Sprint Spectrum Trademark and Service Mark License Agreement. (Incorporated by reference to Amendment No. 3 to the Registration statement on Form S-4, Registration Nos. 333-92271, 333-92271-01 and 333-92271-02, filed by US Unwired Inc., Louisiana Unwired, LLC and Unwired Telecom Corp. on March 1, 2000).

10.9	Addendum I to Sprint Management Agreement dated as of January 7, 2000 among Wirelessco, L.P., Sprint Spectrum L.P., SprintCom, Inc. and Texas Unwired (Incorporated by reference to Exhibit 10.20 of the Registration statement on S-4/A, Registration Nos. 333-9271, 333-92271-01, and 33392271-02, filed by US Unwired Inc. on March 1, 2000).

10.10	Addendum II to Sprint Management Agreement dated January 7, 2000 among Wirelessco, L.P., Sprint Spectrum L.P., SprintCom, Inc. and Texas Unwired, L.P. (Incorporated by reference to Exhibit 10.15 of the Form 10-K filed by US Unwired Inc. on March 26, 2001).

10.11	Amended and Restated Consent and Agreement dated as of March 8, 2002 between Sprint Spectrum L.P., SprintCom, Inc., Sprint Communications Company, L.P., Wirelessco, L.P. and CoBank, ACB. (Incorporated by reference to Exhibit 10.11 of the Form 10-K filed by US Unwired Inc. on March 31, 2002).

10.12	Consent and Agreement, dated as of December 17, 1999, between Sprint Spectrum L.P., Sprint Communications Company, L.P., WirelessCo, L.P. and The Chase Manhattan Bank, as administrative agent. (Incorporated by reference to Exhibit 10.13 of the Form 10-K filed by US Unwired Inc. on March 31, 2002).

10.13	Sprint Management Agreement, dated as of June 8, 1998 among Georgia PCS Management LLC, Sprint Spectrum L.P. and SprintCom, Inc., including Sprint Trademark and Service Mark License Agreement, Sprint Spectrum Trademark and Service Mark License Agreement and Sprint Services Agreement. (Incorporated by reference to Exhibit 10.14 of the Form 10-K filed by US Unwired Inc. on March 31, 2002).

10.14	Addendum II to Sprint Management Agreement dated October 10, 2000 among Georgia PCS Management LLC, Sprint Spectrum L.P. and SprintCom, Inc. (Incorporated by reference to Exhibit 10.15 of the Form 10-K filed by US Unwired Inc. on March 31, 2002).

Exhibit Number	Description	Sequent Page No.

10.15	Amended and Restated US Unwired Inc. 1999 Equity Incentive Plan. (Incorporated by reference to Form 10-K of US Unwired Inc. filed on March 26, 2001).

10.16	Employment contract between US Unwired Inc. and William L. Henning, Jr. (Incorporated by reference to Form 10-K of US Unwired Inc. filed on March 26, 2001).

10.17	Employment contract between US Unwired Inc. and Robert W. Piper (Incorporated by reference to Form 10-K of US Unwired Inc. filed on March 26, 2001).

10.18	Employment contract between US Unwired Inc. and Thomas G. Henning (Incorporated by reference to Form 10-K of US Unwired Inc. filed on March 26, 2001).

10.19	Employment contract between US Unwired Inc. and Jerry E. Vaughn (Incorporated by reference to Form 10-K of US Unwired Inc. filed on March 26, 2001).

10.20	Employment Agreement between US Unwired Inc. and Michael D. Bennett (Incorporated by reference to Form 10-K of US Unwired Inc. filed on March 26, 2001).

10.21	Amendment to Employee Agreement between US Unwired Inc. and Michael D. Bennett (Incorporated by reference to Form 10-K of US Unwired Inc. filed on March 26, 2001).

10.22	Second Amendment to Employee Agreement between US Unwired Inc. and Michael D. Bennett. (Incorporated by reference to Exhibit 10.30 of the Form 10-K filed by US Unwired Inc. on March 31, 2002).

10.23	U.S. Unwired, Inc. Key Employee Retention Plan dated April 1, 2003. (Incorporated by reference to Exhibit 10.24 of the Form 10-K of US Unwired Inc. filed March 2, 2004.)

10.24	Management and Construction Agreement dated as of January 1, 1999 by and Between US Unwired Inc. and Louisiana Unwired LLC. (Incorporated by reference to Amendment No. 2 to the Registration statement on Form S-4, Registration Nos. 333-92271, 333-92271-01 and 333-92271-02, filed by US Unwired Inc., Louisiana Unwired, LLC and Unwired Telecom Corp. on February 23, 2000).

10.25	Billing Agreement dated as of May 13, 1998 by and between Unibill Inc. and Louisiana Unwired LLC. (Incorporated by reference to Amendment No. 2 to the Registration statement on Form S-4, Registration Nos. 333-92271, 333-92271-01 and 333-92271-02, filed by US Unwired Inc., Louisiana Unwired, LLC and Unwired Telecom Corp. on February 23, 2000).

10.26	Billing Agreement dated as of May 13, 1998 by and between Unibill Inc. and Unwired Telecom Corporation. (Incorporated by reference to Form 10-K of US Unwired Inc. filed on March 26, 2001).

10.27	Office lease dated October 1, 2000 between US Unwired Inc. and Xspedius Holding Corp. (Incorporated by reference to Exhibit 10.36 of the Form 10-K filed by US Unwired Inc. on March 31, 2002).

10.28	Cameron Communications Service Agreement dated September 10, 1999, between Cameron Communications Corporation and US Unwired Inc. (Incorporated by reference to Exhibit 10.15 to Amendment No. 2 to the Registration Statement on Form S-4, Registration Nos. 333-92271, 333-92271-01 and 333-92271-02, filed by US Unwired Inc., Louisiana Unwired, LLC and Unwired Telecom Corp. on February 23, 2000).

Exhibit Number	Description	Sequent Page No.

10.29	Office and warehouse lease dated January 16, 2004 between US Unwired Inc. and UniBill, L.L.C. (Incorporated by reference to Exhibit 10.28 to Registration Statement on Form S-4 filed by US Unwired Inc., Louisiana Unwired, LLC, Unwired Telecom Corp., Texas Unwired, Georgia PCS Management, L.L.C., and Georgia PCS Leasing, LLC on July 9, 2004, Registration No. 333-117284.)

21.1	Subsidiaries of US Unwired Inc.

23.1	Consent of Ernst & Young LLP.

31.1	Certification by President and Chief Executive Officer.

31.2	Certification by Chief Financial Officer.

32.1	Section 1350 certification by President and Chief Executive Officer.

32.2	Section 1350 certification by Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 11, 2005.

US Unwired Inc.

By:	/S/ JERRY E. VAUGHN

Name: Jerry E. Vaughn Title: Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title

/s/ ROBERT W. PIPER Robert W. Piper March 11, 2005	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ JERRY E. VAUGHN Jerry E. Vaughn March 11, 2005	Chief Financial Officer (Principal Financial Officer)

/s/ DONALD LOVERICH Donald Loverich March 11, 2005	Corporate Controller (Principal Accounting Officer)

/s/ WILLIAM L. HENNING, JR. William L. Henning, Jr. March 11, 2005	Chairman of the Board of Directors

/s/ THOMAS G. HENNING Thomas G. Henning March 11, 2005	Director

/s/ CHRISTOPHER J. STADLER Christopher J. Stadler March 11, 2005	Director

/s/ LAWRENCE C. TUCKER Lawrence C. Tucker March 11, 2005	Director

/s/ HENRY P. HEBERT, JR. Henry P. Hebert, Jr. March 11, 2005	Director

/s/ THOMAS J. SULLIVAN Thomas J. Sullivan March 11, 2005	Director

/s/ HARLEY M. RUPPERT Harley M. Ruppert March 11, 2005	Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND

FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

US Unwired Inc.

We have audited the accompanying consolidated balance sheets of US Unwired Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the index at Item 15(b). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of US Unwired Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill.

As discussed in Note 1 to the consolidated financial statements, the Company has restated its financial statements for the years ended December 31, 2003 and 2002.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 11, 2005 expressed an unqualified opinion on management’s assessment of and an adverse opinion on the effectiveness of internal control over financial reporting.

/S/    ERNST & YOUNG LLP

Houston, Texas

March 11,2005

US UNWIRED INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	As of December 31,
	2004	2003
		(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$114,253	$97,193
Restricted cash and US Treasury securities at amortized cost—held to maturity	80	19,358
Subscriber receivables, net of allowance for doubtful accounts of $6,472 and $6,418	36,730	28,687
Other receivables	1,582	2,625
Inventory	5,069	5,615
Prepaid expenses	15,625	14,833
Receivables from officers	156	85
Receivables from related parties	—	647
Current assets related to discontinued operations	—	1,049

Total current assets	173,495	170,092

Property and equipment, net	356,172	410,541
Goodwill	46,705	46,705
Intangible assets, net	30,424	40,785
Other assets	32,992	42,571
Note receivable from unconsolidated affiliate	—	1,887
Non-current assets related to discontinued operations	—	4,770

Total assets	$639,788	$717,351

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$67,926	$41,377
Accrued expenses	85,275	77,137
Current maturities of long-term debt, including IWO debt in default	355,765	362,842
Current liabilities related to discontinued operations	—	49

Total current liabilities	508,966	481,405
Long-term debt, net of current maturities	364,351	434,745
Other long-term liabilities	42,943	43,154
Investments in and advances to unconsolidated affiliates	2,467	1,216
Stockholders’ deficit:
Common stock, $0.01 par value:
Authorized 800,000 shares; issued and outstanding 163,679 shares in 2004 and 128,832 shares in 2003	1,637	1,288
Additional paid-in capital	751,576	654,899
Retained deficit	(1,032,142)	(899,167)
Treasury stock	(10)	(10)
Promissory note	—	(179)

Total stockholders’ deficit	(278,939)	(243,169)

Total liabilities and stockholders’ deficit	$639,788	$717,351

See accompanying notes

US UNWIRED INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	2004	2003	2002
		(Restated)	(Restated)
Revenue:
Subscriber	$429,648	$381,558	$315,256
Roaming	135,300	128,553	175,929
Merchandise sales	28,081	23,224	17,915
Other revenue	1,809	2,416	2,464

Total revenue	594,838	535,751	511,564
Operating expense:
Cost of service	312,872	308,958	350,372
Merchandise cost of sales	56,696	46,367	36,106
General and administrative	35,706	31,445	25,528
Sales and marketing	92,362	90,522	109,172
Non-cash stock compensation	375	2,404	4,349
Depreciation and amortization	95,535	119,523	108,957
IWO asset abandonment charge	—	12,079	—
Impairment of goodwill	—	—	214,191
Impairment of intangible assets	—	—	188,330

Total operating expense	593,546	611,298	1,037,005

Operating income (loss)	1,292	(75,547)	(525,441)
Other income (expense):
Interest expense	(88,859)	(92,455)	(74,197)
Interest income	1,958	1,640	2,866
Gain (loss) on sale of assets	(1,841)	12	3
Loss on extinguishment of debt	(62,342)	—	—

Total other expense	(151,084)	(90,803)	(71,328)

Loss from continuing operations before income taxes and equity in income (losses) of affiliates	(149,792)	(166,350)	(596,769)
Income tax benefit	—	(531)	(781)

Loss from continuing operations before equity in income (losses) of affiliates	(149,792)	(165,819)	(595,988)
Equity in income (losses) of affiliates	215	2,911	(651)

Loss from continuing operations	(149,577)	(162,908)	(596,639)
Discontinued operations:
Gain on disposal of discontinued operations	16,318	—	—
Income from discontinued operations	284	2,506	8,272

	16,602	2,506	8,272

Net loss	$(132,975)	$(160,402)	$(588,367)

Basic and diluted earnings (loss) per common share:
Continuing operations	$(1.00)	$(1.27)	$(5.05)
Discontinued operations	.11	.02	.07

Net loss per common share	$(0.89)	$(1.25)	$(4.98)

Weighted average outstanding common shares	149,398	128,832	118,194

See accompanying notes

US UNWIRED INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Deficit	Promissory Notes	Treasury Stock	Total
Balance at December 31, 2001	$278	$566	$185,127	$(146,333)	$—	$—	$39,638
Restatement Adjustment (see Note 1)	—	—	—	(4,065)	—	—	(4,065)

Balance at December 31, 2001, as restated	278	566	185,127	(150,398)	—	—	35,573
Issuance of common stock in merger with Georgia PCS Management, LLC	54	—	28,337	—	—	—	28,391
Issuance of common stock in merger with IWO Holdings, Inc.	389	—	389,438	—	—	—	389,827
Exercise of stock options	1	—	281	—	—	—	282
Stock compensation	—	—	4,672	—	—	—	4,672
Stock options and warrants assumed in merger with IWO Holdings, Inc.	—	—	49,410	—	—	—	49,410
Conversion of class B common stock to class A common stock	566	(566)	—	—	—	—	—
Promissory notes assumed from the merger with IWO Holdings, Inc.	—	—	194	—	(194)	—	—
Payment received on promissory notes	—	—	—	—	20	—	20
Net loss, as restated	—	—	—	(588,367)	—	—	(588,367)

Balance at December 31, 2002, as restated	1,288	—	657,459	(738,765)	(174)	—	(80,192)
Change in promissory note balance	—	—	—	—	(5)	—	(5)
Forfeiture of Georgia PCS Management, LLC shares held in escrow	—	—	(5,250)	—	—	(10)	(5,260)
Stock compensation	—	—	2,690	—	—	—	2,690
Net loss, as restated	—	—	—	(160,402)	—	—	(160,402)

Balance at December 31, 2003, as restated	1,288	—	654,899	(899,167)	(179)	(10)	(243,169)
Exchange of common stock for debt	345	—	96,029	—	—	—	96,374
Exercise of stock options	4	—	273	—	—	—	277
Stock compensation	—	—	375	—	—	—	375
Change in promissory note	—	—	—	—	179	—	179
Net loss	—	—	—	(132,975)	—	—	(132,975)

Balance at December 31, 2004	$1,637	$—	$751,576	$(1,032,142)	$—	$(10)	$(278,939)

See accompanying notes

US UNWIRED INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2004	2003	2002
		(Restated)	(Restated)
Cash flows from operating activities
Net loss	$(132,975)	$(160,402)	$(588,367)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	103,283	126,031	115,778
Asset abandonment	—	12,079	—
Impairment of goodwill	—	—	214,191
Impairment of intangible assets	—	—	188,330
Accretion of debt discount	26,910	45,085	39,361
Loss on debt extinguishment	62,342
(Gain) loss on sale of assets	1,841	(145)	(35)
Equity in (income) losses of affiliates	(215)	(2,911)	651
Gain on disposal of discontinued operations	(16,318)
Non-cash stock compensation	375	2,690	4,672
Discontinued operations—noncash charges and changes in operating assets and liabilities	—	397	—
Changes in operating assets and liabilities, net of acquisitions, disposals and discontinued operations:
Subscriber receivables	(7,580)	18,224	(4,305)
Other receivables	927	(26)	8,345
Inventory	559	(407)	5,485
Prepaid expenses	(2,029)	(1,970)	(2,138)
Income tax receivable	—	—	—
Receivables/payables—related parties	621	27	454
Other assets	1,945	(1,009)	6,125
Accounts payable	17,576	14,201	(17,968)
Accrued expenses	8,510	9,580	5,091
Deferred liability	(2,427)	(803)	980

Net cash provided by (used in) operating activities	63,345	60,641	(23,350)

Cash flows from investing activities
Purchases of property and equipment	(35,529)	(30,486)	(122,608)
Acquisition of businesses, net of cash acquired	—	—	(61,713)
Proceeds from maturities and sales of marketable securities	—	—	66,967
Proceeds from sale of assets	43,344	350	10,319
Distributions from unconsolidated affiliates	2,451	250	792
Investments in unconsolidated affiliates	(1,298)	—	(1,491)
Proceeds from release of restricted cash	19,279	21,859	10,449

Net cash provided by (used in) investing activities	28,247	(8,027)	(97,285)

Cash flows from financing activities
Proceeds from long-term debt	360,232	—	83,184
Principal payments on long-term debt	(422,634)	(14,718)	(693)
Debt issuance cost	(12,568)	(2,688)	(762)
Proceeds from exercised options	438	—	282
Proceeds from payment on promissory notes	—	—	20

Net cash provided by (used in) financing activities	(74,532)	(17,406)	82,031

Net change in cash and cash equivalents	17,060	35,208	(38,604)
Cash and cash equivalents at beginning of year	97,193	61,985	100,589

Cash and cash equivalents at end of year	$114,253	$97,193	$61,985

Supplemental cash flow disclosures
Cash paid for interest	$40,082	$33,796	$26,162

Cash paid for income taxes	—	—	—

Non-cash activities
Property purchases in accounts payable	$3,786	$1,207	$3,399

See accompanying notes

US UNWIRED INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

1. Description of Business and Summary of Significant Accounting Policies

Description of Organization

US Unwired Inc. (the Company) is principally engaged in the ownership and operation of wireless communications. The Company is a network partner of Sprint PCS (“Sprint”) and has the exclusive right to provide digital PCS services under the Sprint brand names within the Company’s service areas. The Company operates, directly and through its subsidiaries, both a southern group of markets and a northern group of markets. The southern group of markets, which is operated by US Unwired and its subsidiaries other than IWO, which is identified in the next sentence, comprises portions of Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, Oklahoma, Tennessee and Texas. The northern group of markets, which is operated by IWO Holdings, Inc. and its subsidiaries, collectively referred to as IWO, comprises all or portions of Massachusetts, New Hampshire, New York, Pennsylvania and Vermont.

Consolidation Policy

The consolidated financial statements include the accounts of US Unwired Inc. and its wholly owned subsidiaries including IWO. All significant intercompany balances and transactions are eliminated in consolidation.

Restatement of Prior Years

The Company reviewed its accounting practices with respect to lease transactions. As a result of this review and in consultation with the audit committee of its board of directors and its independent registered public accounting firm, Ernst & Young LLP, the Company determined that it was appropriate to restate its historical consolidated financial statements through September 30, 2004 (see Note 16 to the Consolidated Financial Statements for restated quarterly financial results of operations). Historically, when accounting for operating leases with escalation provisions, the Company recorded lease expense at the current rate specified in the lease. The Company re-evaluated its position and determined that its operating lease expense should be recognized on a straight line-basis over the term of the lease (as defined in Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases,” as amended) that is consistent with the depreciable lives of the assets associated with the leased property. The adjustments, as discussed below, relate solely to the accounting treatment, and do not affect the Company’s historical or future cash flows or the timing of payments under the related leases.

US UNWIRED INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

As a result of these restatements, certain previously recorded amounts to the Company’s historical consolidated statements of operations have been adjusted as follows (in thousands, except for earnings per share):

Year Ended December 31, 2003	As Originally Reported	Adjustments	As Restated
Cost of service	$306,223	$2,735	$308,958
General and administrative	31,378	67	31,445
Sales and marketing	90,211	311	90,522
Depreciation and amortization	119,188	335	119,523
Total operating expense	607,850	3,448	611,298
Operating loss	(72,099)	(3,448)	(75,547)
Loss from continuing operations before income taxes and equity in income of affiliates	(162,902)	(3,448)	(166,350)
Loss from continuing operations before equity in income of affiliates	(162,371)	(3,448)	(165,819)
Loss from continuing operations	(159,460)	(3,448)	(162,908)
Net loss	(156,954)	(3,448)	(160,402)
Basic and diluted earnings (loss) per common share:
Continuing operations	$(1.24)	$(0.03)	$(1.27)
Net loss per common share	$(1.22)	$(0.03)	$(1.25)

Year Ended December 31, 2002	As Originally Reported	Adjustments	As Restated
Cost of service	$345,623	$4,749	$350,372
General and administrative	25,403	125	25,528
Sales and marketing	108,575	597	109,172
Depreciation and amortization	108,539	418	108,957
Total operating expense	1,031,116	5,889	1,037,005
Operating loss	(519,552)	(5,889)	(525,441)
Loss from continuing operations before income taxes and equity in income of affiliates	(590,880)	(5,889)	(596,769)
Loss from continuing operations before equity in income of affiliates	(590,099)	(5,889)	(595,988)
Loss from continuing operations	(590,750)	(5,889)	(596,639)
Net loss	(582,478)	(5,889)	(588,367)
Basic and diluted earnings (loss) per common share:
Continuing operations	$(5.00)	$(0.05)	$(5.05)
Net loss per common share	$(4.93)	$(0.05)	$(4.98)

The cumulative impact of the adjustments for all years prior to the year ended December 31, 2002 was approximately $4.1 million and was recorded as an adjustment to the Company’s accumulated deficit in stockholders’ equity as of December 31, 2001.

Reclassifications

Certain reclassifications have been made to the Company’s consolidated statements of operations as of December 31, 2003 and December 31, 2002 from the amounts that had been previously reported. The reclassifications were made in order to align the classification of certain expenses with other publicly traded Sprint PCS affiliates and other companies in the PCS telecom industry. These expenses primarily consist of

US UNWIRED INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Sprint PCS related fees for back office services, bad debt expense, handset upgrades and certain wages, benefits and taxes. For the years ended December 31, 2003 and December 31, 2002, this resulted in a decrease to general and administrative expense of $99.1 million and $116.0 million, respectively, offset by an increase to cost of service of $95.3 million and $110.9, respectively, and an increase to sales and marketing expense of $3.8 million and $5.1 million, respectively. These reclassifications had no impact on total operating expenses, operating loss or net loss for any of the periods.

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

Inventory

Inventory consists of PCS telephones and related accessories and is carried at cost. Cost is determined by the moving weighted average method, which approximates the first-in, first-out method.

Property and Equipment

Property and equipment is stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets as follows:

Years
Buildings and building improvements	39
Leasehold improvements	10
Facilities and equipment	7 to 10
Furniture, fixtures, computers and vehicles	3 to 7

Depreciation expense was approximately $84.4 million, $81.3 million and $68.2 million for the years ended December 31, 2004, 2003 and 2002, respectively.

The Company leases certain facilities and equipment under capital leases. Assets recorded under capital leases are amortized over the lives of the respective leases and such amortization is included in depreciation expense. Assets under these obligations totaled $5.4 million (which is net of accumulated amortization of $3.0 million) and $6.1 million (which is net of accumulated amortization of $2.3 million) at December 31, 2004 and 2003, respectively, and are included in facilities and equipment.

Long Lived Assets

The Company assesses the impairment of long-lived assets and goodwill in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, and No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of

US UNWIRED INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

are reported at the lower of the carrying amount or fair value less costs to sell. SFAS No. 142 requires annual tests for impairment of goodwill and intangible assets that have indefinite useful lives and interim tests when an event has occurred that more likely than not has reduced the fair value of such assets.

Licenses

Licenses consist primarily of costs incurred in connection with the Company’s acquisition of PCS licenses and systems. These assets are recorded at cost and amortized using the straight-line method over an estimated useful life of 20 years. Accumulated amortization was approximately $1.9 million and $3.9 million at December 31, 2004 and 2003, respectively.

Deferred Financing Costs

Deferred financing costs include costs incurred in connection with the issuance of the Company’s long-term debt. These costs are amortized over the terms of the related debt using the interest method. Accumulated amortization expense was approximately $8.3 million and $10.2 million at December 31, 2004 and 2003, respectively.

Investments in Unconsolidated Affiliates

The Company’s investments in less than majority-owned affiliated companies are accounted for using the equity method and equity in earnings (losses) are reported as equity in income (losses) of affiliates in the accompanying statement of operations.

Revenue Recognition

The Company earns revenue by providing access to and usage of its network and sales of merchandise. Subscriber revenue consists primarily of a basic service plan (where the customer purchases a pre-allotted number of minutes for voice and/or data transmission); airtime (which consists of billings for minutes that either exceed or are not covered by the basic service plan); long distance; and charges associated with travel outside our service area. Travel revenue is generated on a per minute basis when a Sprint PCS subscriber outside of the Company’s markets uses the Company’s service when traveling through our markets. Foreign roaming revenue is generated when a non-Sprint PCS customer uses the Company’s service when traveling through the Company’s markets. The Company recognizes roaming revenue through an agreement that allows a reseller to sell prepaid wireless services in its markets. Revenues are recognized when amounts are considered to be earned under the respective service plans and collection of such amounts is considered probable.

Sprint retains 8% of collected service revenues from subscribers based in the Company’s service area, foreign roaming and for revenue generated under its reseller agreement. The amount of affiliation fees retained by Sprint PCS is recorded as a cost of services expense. Revenues derived from the sale of handsets and accessories by the Company and from certain roaming services (outbound roaming and roaming revenues from Sprint PCS and its PCS network partner subscribers) are not subject to the 8% affiliation fee from Sprint PCS.

Revenues from the sales of merchandise, primarily wireless handsets and accessories, represent a separate earnings process and are recognized at the time of the customer purchase. These revenues and related costs are included in merchandise sales and cost of sales, respectively. The Company reduces recorded revenue for rebates and discounts given to subscribers on wireless handsets sales in accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Subscriber (Including a Reseller of the Vendor’s Products).”

US UNWIRED INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

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

Advertising Costs

Advertising costs are charged to expenses as incurred. For the years ended December 31, 2004, 2003 and 2002, approximately $16.6 million, $20.5 million, and $28.2 million, respectively, of advertising costs were incurred.

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

Earnings (Loss) per Common Share

Earnings (loss) per common share are calculated by dividing net loss by the weighted average number of shares outstanding during the year. Stock options of 10.0 million, 8.7 million and 7.5 million for the years ended December 31, 2004, 2003 and 2002, respectively have not been included in the computation of diluted earnings per share because the Company was in a net loss position and, therefore, the effect would have been antidilutive.

Stock Compensation Arrangements

The Company accounts for its stock compensation arrangements under the provisions of Accounting Principles Board (“APB”), “Accounting for Stock Issued to Employees.”

US UNWIRED INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Had compensation expense for the Company’s stock option plan been determined in accordance with SFAS No. 123, “Accounting for Stock Options,” the Company’s net loss and basic and diluted net loss per share of common stock for each of the three years in the period ended December 31, 2004 would have been:

	Years Ended December 31,
	2004	2003	2002
Net loss
As reported	$(132,975)	$(160,402)	$(588,367)
Add recorded non-cash stock compensation	375	2,404	4,349
Less non-cash stock compensation in accordance with SFAS No. 123	(2,856)	(6,649)	(8,798)

Pro forma	$(135,456)	$(164,647)	$(592,816)

Basic and diluted net loss per share of common stock
As reported	$(0.89)	$(1.25)	$(4.98)

Pro forma	$(0.91)	$(1.28)	$(5.02)

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

Collectibility of subscriber receivables is impacted by economic trends in each of the Company’s markets and the Company has provided an allowance which it believes is adequate to absorb losses from uncollectible amounts. The Company estimates its allowance by examining components of its revenues. The Company establishes a general reserve for all accounts receivable that are estimated to be uncollectible. The evaluation of the adequacy of these amounts is based on the Company’s own historical experience and discussions with Sprint and other Sprint affiliates. When it is determined that a customer account is uncollectible, the balance is written off against the existing allowance.

Segments

The Company and its subsidiaries have been operated and are evaluated by management as a single operating segment in accordance with the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

New Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment,” which is a revision of FASB Statement No. 123, “Accounting for

US UNWIRED INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Stock Options.” Statement 123R supersedes APB No. 25, “Accounting for Stock Issued to Employees” and amends FASB Statement No. 95, “Statement of Cash Flows.” The Company intends to adopt FASB 123R on July 1, 2005 and has not yet determined the method by which they will adopt the new standard. The pro forma impact of applying SFAS No. 123 to the audited consolidated financial statements is disclosed in Significant Accounting Policies, Stock Compensation Arrangements, above.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity,” which is effective at the beginning of the first interim period beginning after June 15, 2003. However, certain aspects of SFAS 150 have been deferred. SFAS No. 150 establishes standards for the Company’s classification of liabilities in the financial statements that have characteristics of both liabilities and equity. The adoption of SFAS 150 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

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

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation expands the disclosures to be made by a guarantor about its obligations under certain guarantees and requires that, at the inception of a guarantee, a guarantor recognize a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements are effective immediately. As disclosed in Note 9 to the Consolidated Financial Statements, the US Unwired first priority secured floating rate notes and the second priority senior secured notes are guaranteed on a senior secured basis by all of US Unwired’s existing and future restricted subsidiaries (except IWO), and Independent Wireless One Corporation has fully and unconditionally guaranteed the Company’s obligations under the IWO 14% senior notes. The initial recognition and measurement provisions of this interpretation are effective for guarantees issued or modified after December 31, 2002. The adoption of the initial recognition and measurement provisions of this interpretation did not have a material effect on the Company’s financial position, results of operations or cash flows.

2. Liquidity and Recent Developments

US Unwired and IWO have separate debt structures. Under the terms of these debt instruments, funds available under the US Unwired debt can only be used by US Unwired, and funds available under the IWO debt can only be used by IWO. US Unwired is not obligated for the payment of IWO’s debt, and IWO is not obligated for the payment of US Unwired’s debt.

US Unwired

In February 2004, the Company consummated the sale of its cellular operations, which included certain cellular towers, for $21.5 million and recognized a gain of $16.3 million that has been recorded as a gain on the disposal of discontinued operations. In March 2004, the Company sold 81 cellular and PCS cell site towers for $9.8 million. Concurrent with the sale, the Company entered into operating leases for a portion of the antenna

US UNWIRED INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

space on the sold towers from the buyer for an initial term of 10 years, renewable at the option of the Company for three additional five-year terms at an initial rental of $1.4 million per year, increasing each year by 4% of the previous year’s rental. The Company recorded a deferred gain of approximately $1.8 million that will be recognized ratably over the initial 10-year term of the operating lease. Also during the three-month period ended March 31, 2004, the Company divested of other non-core assets including certain PCS licenses and a minority interest in an unconsolidated affiliate for $10.3 million and recorded a loss of $0.4 million. The Company used $11.0 million of the $41.6 million in proceeds to partially repay the US Unwired senior bank credit facility. The accompanying consolidated financial statements reflect the Company’s cellular operations as a discontinued operation.

During May and June 2004, the Company executed a series of transactions to refinance US Unwired’s debt that included:

•	issuing $360 million of US Unwired senior secured notes (as further described in Note 9 to the consolidated financial statements)

•	purchasing for $247.4 million approximately $235.8 million aggregate face value of US Unwired 13 3/8% senior subordinated discount notes;

•	issuing approximately 34.5 million shares of US Unwired common stock in exchange for approximately $75.0 million aggregate face value of US Unwired 13 3/8% senior subordinated discount notes;

•	paying in full its $55.4 million outstanding balance and terminating the US Unwired senior credit facility; and

•	retiring debt of approximately $3.7 million related to a promissory note and vendor financing.

On August 30, 2004, the Company purchased for $51.1 million approximately $48.0 million aggregate face value of US Unwired 13 3/8% senior subordinated discount notes. The Company recorded a $4.5 million loss on extinguishment of US Unwired debt related to this transaction.

On November 1, 2004, the Company retired the remaining outstanding US Unwired 13 3/8% senior subordinated discount notes by purchasing $41.1 million aggregate face value for $43.9 million.

On December 31, 2004, the Company sold, based upon an independent appraisal, its 50% ownership interest in Command Connect for $30,000 to a related party and recorded a loss of $1.2 million resulting from the sale. Command Connect held LMDS licenses in Texas, Arkansas, Illinois and Louisiana.

In December 2004, and as further discussed in the IWO Liquidity section directly below, a series of actions were initiated that resulted in the reorganization of IWO. Effective with the consummation of the IWO reorganization on February 9, 2005 and the cancellation of the existing common stock of IWO on February 10, 2005, US Unwired ceased to have an equity interest in IWO. Upon cancellation of the Company’s common stock and loss of its equity interest in IWO, US Unwired recognized a gain of approximately $190.0 million, representing US Unwired’s net investment in IWO.

IWO

As of December 31, 2004, IWO was in default of the IWO senior credit facility. Since March 2004, IWO has failed to make $13.8 million in principal payments due on the IWO senior credit facility and was not in compliance with the restrictive covenants under the IWO senior credit facility. In September 2004, one of the

US UNWIRED INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

holders of the IWO senior credit facility elected to fund $1.8 million, which represented that holder’s remaining obligation of a draw request made in 2002. The holders of the IWO senior credit facility have denied IWO access to the remaining $23.4 million in availability.

Additionally, IWO has failed to make scheduled semi-annual interest payments on the IWO senior notes due July 15, 2004 and January 15, 2005 and the holders of the IWO senior notes can place IWO in default of its senior notes.

As a result, at December 31, 2004, the Company classified all outstanding indebtedness of both the IWO senior credit facility and the IWO senior notes as a current liability.

As a result of liquidity challenges, IWO made the decision to reduce capital expenditures for IWO network expansion and abandon the construction of cell sites that did not provide a sufficient level of enhanced coverage. IWO recorded an asset abandonment charge of $12.1 million for IWO during 2003 for these abandoned cell sites and their related property leases. Included in this asset abandonment charge were cell sites that IWO was required to construct to meet the build out requirements under the IWO Sprint PCS management agreement. Failure to complete the build out of the IWO service area will place IWO in violation of its Sprint PCS management agreement. As a result, Sprint PCS could declare IWO in default and take action up to and including termination of the IWO Sprint management agreement. At December 31, 2004, IWO’s construction in progress included $6.6 million primarily related to cell sites that IWO planned to complete, and IWO estimates that completion of these cell sites will require approximately $6.0 million in additional costs to complete construction and place these sites in operation.

In November 2004, IWO Escrow Company (“IWO Escrow”) was formed to facilitate the reorganization of IWO and reorganize the ownership and capital structure of IWO. IWO Escrow is a special purpose entity that is neither a subsidiary nor an affiliate of either US Unwired or IWO.

On November 29, 2004, IWO entered into a lock up agreement with holders of approximately 68% of the IWO senior notes pursuant to which such holders agreed to vote in favor of and support IWO’s proposed financial restructuring plan including among other things, the filing by the debtors of a chapter 11 case, subject to the terms and conditions contained in the lock up agreement. Following a pre-petition solicitation of votes from the holders of the IWO senior notes, IWO received the votes of the holders of approximately 89.9% of the IWO senior notes, constituting approximately 99.2% of the IWO senior notes held by those holders voting, in support of the IWO plan of reorganization.

On November 29, 2004, IWO Escrow signed a letter of intent with Sprint PCS, contingent on the consummation of the reorganization of IWO, under which the parties agreed to amend the IWO affiliation agreement with Sprint PCS. The amendments were retroactively effective to November 1, 2004 and subject to the right of Sprint PCS to terminate the amendments in the event a reorganization of IWO did not occur.

On December 1, 2004, IWO commenced a solicitation of consents from the IWO creditors to a pre-packaged plan of bankruptcy.

On December 14, 2004, IWO Escrow offered $150 million in Senior Secured Floating Rate Notes due 2012 and $140 million Principal Amount at Maturity 10.75% Senior Discount Notes due 2015 (“new notes”). The proceeds from the new notes, approximately $232.7 million, were placed in escrow pending the consummation of the reorganization of IWO and the merger of IWO Escrow and IWO.

US UNWIRED INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

On January 4, 2005, IWO filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware (“Bankruptcy Court”) seeking relief under the provision of chapter 11 of title 11 of the United States Code (“Bankruptcy Code”). Upon filing the petition, IWO continued to operate its businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provision of the Bankruptcy Code and the orders of the Bankruptcy Court.

On February 9, 2005, the Bankruptcy Court entered an order confirming IWO’s pre-packaged chapter 11 joint plan of reorganization (“the plan”). Pursuant to the plan, on February 10, 2005, IWO Escrow was merged into IWO and IWO issued approximately $232.7 million in aggregate proceeds of new notes. IWO repaid in full and terminated its existing $215.0 million senior credit facility, the $160.0 million senior notes were cancelled and exchanged for all of the new common stock of IWO and the existing common stock of IWO, all of which was owned by US Unwired, was cancelled, with no distribution or payments thereon.

IWO remained a wholly owned subsidiary of US Unwired until the consummation of the reorganization. Effective with the cancellation of the existing common stock of IWO on February 10, 2005, US Unwired ceased to have an equity interest in IWO and none of the US Unwired directors and officers are directors or officers of the newly formed company. Effective February 10, 2005, US Unwired will no longer consolidate IWO as a part of its financial statements.

In connection with the consummation of the plan, IWO terminated its management agreement with US Unwired, dated April 1, 2004, as amended on January 3, 2005 (“the management agreement”). The termination of the management agreement is subject to a four-month transition period during which US Unwired will continue to provide transitional management and restructuring services to IWO as defined in the management agreement.

Due to the uncertainty as of December 31, 2004 of this transaction being completed, the accompanying audited consolidated financial statements do not reflect the effects of the IWO reorganization.

US UNWIRED INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

3. Loss on Debt Extinguishment—US Unwired

During 2004, the Company executed a series of transactions to refinance the debt of US Unwired. The Company recognized a loss of $62.3 million related to the payment in full and termination of its US Unwired senior secured credit facility and the retirement of its 13 3/8% senior subordinated discount notes using the proceeds from the sale of $360 million of US Unwired new senior secured notes, approximately 34.5 million shares of US Unwired common stock and available cash on hand. IWO was not affected by this transaction. The following table details the transactions:

	13 3/8% senior subordinated discount notes retired	13 3/8% senior subordinated discount notes exchanged (1)	Senior secured credit facility retired	Total
	(In thousands)
Purchase or exchange price	$342,406	$96,373	$55,411	$494,190
Carrying value of debt:
Face value tendered	325,000	75,000	55,411	455,411
Unamortized discount	(12,090)	(3,526)	—	(15,616)
Unamortized deferred financing costs	(5,131)	(1,201)	(718)	(7,050)

Carrying value	307,779	70,273	54,693	432,745

Loss before expenses	34,627	26,100	718	61,445
Add transaction expenses	675	143	79	897

Loss on debt extinguishment	$35,302	$26,243	$797	$62,342

(1)	During the period from May 26, 2004 to June 4, 2004, the Company issued approximately 34.5 million shares in exchange for a portion of its US Unwired senior notes. The exchange price of the US Unwired common stock issued was determined by using the close price of the US Unwired common stock on the day preceding the execution of each exchange agreement multiplied by the agreed upon number of common shares to be exchanged.

4. Goodwill and Intangible Assets

The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” and No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, on January 1, 2002.

The Company completed the first of the required impairment tests of goodwill and indefinite lived assets as of January 1, 2002 and determined that the adoption of this provision of the new rules had no impact on the Company’s financial statements at that time. As a result of the impairment indicators discussed in Note 2 above, the Company performed an impairment test of goodwill in the fourth quarter of 2002 and in the fourth quarter of 2003. In connection with these impairment tests, the Company also reviewed its long-lived assets for impairment under SFAS No. 144.

The Company determined that US Unwired and IWO are considered to be separate reporting units as each constitutes a separate business for which discrete financial information is available and management regularly reviews the operating results of each of these businesses. This determination is further supported as each has separate long-term debt instruments, which under the terms of these, funds available under the US Unwired debt instruments can only be used by US Unwired to finance the operations of US Unwired, and the funds available under the IWO debt instruments can only be used to finance the operations of IWO.

US UNWIRED INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

The Company engaged American Appraisal Associates, an independent national valuation firm (“American Appraisal”), to assist with the impairment valuation. As a result of the impairment valuation as of October 31, 2002, management believed that the long-lived assets of US Unwired were not impaired. However, the valuation analysis determined that both goodwill and a significant portion of IWO’s intangible assets were impaired. As a result, IWO recorded a goodwill impairment of approximately $214.2 million and an intangible asset impairment of $188.3 million associated with IWO’s right to provide service under the Sprint management Agreement in the quarter ended December 31, 2002. The Sprint management agreement was originally assigned a value of $215.0 million and was being amortized using the straight-line method over 218 months. A similar valuation by American Appraisal as of October 31, 2004 and as of October 31, 2003 indicated no additional impairment of goodwill or any of the Company’s long-lived assets.

The changes in the carrying amount of goodwill from December 31, 2002 to December 31, 2004 are as follows (in thousands):

Goodwill as of December 31, 2002	$51,961
Forfeiture of Georgia PCS Management, LLC shares held in escrow	(5,260)
Adjustment to preliminary purchase price allocation	4

Goodwill as of December 31, 2003	46,705
Increases (decreases) to goodwill in 2004	—

Goodwill as of December 31, 2004	$46,705

The amortization period, gross carrying amount, impairments, accumulated amortization and net carrying amount of intangible assets are as follows (in thousands):

	Year Ended December 31, 2004
	Amortization period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Sprint management agreement, IWO acquisition	218 months	$19,766	$2,435	$17,331
Subscriber base, IWO acquisition	24 months	57,500	57,500	—
Sprint management agreement, Georgia PCS acquisition	219 months	15,500	2,407	13,093
Subscriber base, Georgia PCS acquisition	24 months	12,300	12,300	—
Subscriber base, Louisiana Unwired	24 months	3,854	3,854	—
Subscriber base, Texas Unwired	24 months	2,280	2,280	—

Total		$111,200	$80,776	$30,424

US UNWIRED INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

	Year Ended December 31, 2003
	Amortization period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Sprint management agreement, IWO acquisition	218 months	$19,766	$1,311	$18,455
Subscriber base, IWO acquisition	24 months	57,500	50,313	7,187
Sprint management agreement, Georgia PCS acquisition	219 months	15,500	1,557	13,943
Subscriber base, Georgia PCS acquisition	24 months	12,300	11,100	1,200
Subscriber base, Louisiana Unwired	24 months	3,854	3,854	—
Subscriber base, Texas Unwired	24 months	2,280	2,280	—

Total		$111,200	$70,415	$40,785

Estimated future amortization expense on intangible assets for the years ended December 31,

2005	$1,973

2006	$1,973

2007	$1,973

2008	$1,973

2009	$1,973

5. Acquisitions

On March 8, 2002, the Company acquired 100% of the ownership interest of Georgia PCS for approximately $84.5 million. In conjunction with the Company’s acquisition of Georgia PCS, 1.1 million shares valued at $5.26 per share of the Company’s common stock were placed in escrow pending resolution of certain post closing adjustments. On June 20, 2003 the Company notified the former owners of Georgia PCS that the Company intended to offset 1.0 million shares of the Company’s common stock that was in the escrow account in satisfaction of certain post closing adjustments. As a result, the Company recorded a receivable and a reduction of goodwill for the return of this stock from escrow in 2003. In June 2003, these shares were returned to the Company and have been recorded as treasury shares in the accompanying balance sheet.

On April 1, 2002, the Company acquired 100% of the ownership interest in IWO for approximately $446 million in Company stock. The aggregate purchase price was allocated to the assets acquired and liabilities assumed based on estimates of fair values as determined by American Appraisal. The excess of the purchase price over the fair value of the net identifiable assets was allocated to goodwill. The Company’s operating results include the operating results of IWO from date of acquisition, April 1, 2002.

US UNWIRED INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

The following unaudited supplemental pro forma information for the year ended December 31, 2002 presents the results of operations as if the IWO acquisition had occurred at the beginning of 2002 and is not necessarily indicative of future results or actual results that would have been achieved had these acquisitions occurred as of the beginning of the period.

Year ended December 31, 2002
(In thousands, except per share data)
Revenue	$569,616

Net loss	$(615,203)

Loss per share	$(5.21)

6. Details of Certain Balance Sheet Accounts

Additional information regarding certain balance sheet accounts is presented below:

	December 31,
	2004	2003
	(in thousands)
Property and equipment
Land	$620	$754
Buildings	15,145	14,755
Leasehold improvements	7,250	7,074
Facilities and equipment	602,123	578,891
Furniture, fixtures, and vehicles	30,764	29,598
Construction in progress	16,318	14,594

	672,220	645,666
Less accumulated depreciation	316,048	235,125

	$356,172	$410,541

US UNWIRED INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

	December 31,
	2004	2003
Intangible assets
Sprint management agreement	$35,266	$35,266
Subscriber base	—	81,824

	35,266	117,090
Less accumulated amortization	4,842	76,305

	$30,424	$40,785

Other assets
Licenses	$5,445	$14,548
Deferred financing costs	32,587	34,603
Other	5,089	7,522

	43,121	56,673
Less accumulated amortization	10,129	14,102

	$32,992	$42,571

Accrued expenses
Unearned revenue and customer deposits	$18,942	$17,196
Accrued commissions	6,818	11,858
Accrued Sprint settlements	13,712	9,093
Other	45,803	38,990

	$85,275	$77,137

7. Investments in Unconsolidated Affiliates

Investments in unconsolidated affiliates consists of the following:

	Percentage Ownership	December 31,
		2004	2003
		(In thousands)
Gulf Coast Wireless, LP (“Gulf Coast Wireless”)	13.28%	$(2,467)	$(2,467)
Wireless Management Corporation	20.00%	—	—
Command Connect, LLC (“Command Connect”)	0.00%	—	(51)
GTE Mobilenet of Texas RSA #21 Limited Partnership (“GTE #21”)	0.00%	—	1,302

		$(2,467)	$(1,216)

Gulf Coast Wireless is a Sprint PCS network partner and provides services under the Sprint brand name in the Baton Rouge, Hammond and Lafayette, Louisiana and Biloxi, Mississippi markets. In 2004, we divested our interests in Command Connect and GTE Mobilenet.

8. Asset Retirement Obligations

The Company’s network is primarily located on leased property, and, in certain cases, the Company has certain contractual obligations, principally related to its leased space on towers, that fall within the scope of

US UNWIRED INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

SFAS No. 143, “Accounting for Asset Retirement Obligations”. These obligations upon lease termination primarily include certain remediation of leased tower space and land on which the Company’s network equipment is located and may include the repair of the towers, the removal of fencing that protects the base station and the concrete pad on which the base station is mounted, testing soil for remediation and the removal of cables and other equipment. In addition, the Company has leases related to switch sites, retail and administrative locations subject to the provisions of SFAS No. 143. Remediation upon termination may include the removal of fixtures and equipment and delivering the premises in good condition except for normal wear and tear.

In 2004, the Company recorded a total initial asset retirement obligation of approximately $1.0 million for US Unwired and $0.5 million for IWO. As of December 31, 2004, the Company had limited experience related to vacated leased properties having vacated only a few leased properties during the past several years and has incurred only nominal costs associated with the termination of the tower leases and retail outlets. As such, the Company made certain assumptions in determining its initial asset retirement obligation under FAS 143 related to the probability of remediation, the estimated terms of the leases, interest rates and inflationary factors. The Company concluded an average estimated cost of $5,200 to remediate each of its 1,224 leased tower sites at US Unwired and 721 leased tower sites at IWO and concluded that it would have only a nominal financial obligation to remediate its leased retail outlets.

9. Long-Term Debt

Long-term debt, including capital lease obligations, consisted of the following:

	December 31,
	2004	2003
	(In thousands)
US Unwired long-term obligations:
US Unwired Inc. first priority senior secured floating rate notes due 2010	$125,000	$—
US Unwired Inc. 10% second priority senior secured notes due 2012	233,482	—
US Unwired Inc. 13 3/8% senior subordinated discount notes due 2009	—	359,302
Capital leases	6,359	6,825
US Unwired Inc. senior credit facility	—	76,000
Promissory note	—	3,452
Vendor financing	—	311

Total long-term obligations, US Unwired Inc.	364,841	445,890

IWO long-term obligations:
IWO Holdings, Inc. senior notes	140,275	138,513
IWO Holdings, Inc. senior credit facility, in default	215,000	213,184

Total long-term debt, in default, IWO Holdings, Inc.	355,275	351,697

Less current maturities:
US Unwired current maturities	490	11,145
IWO current maturities	355,275	351,697

Total current maturities	355,765	362,842

Long-term obligations, excluding current maturities	$364,351	$434,745

US Unwired and IWO have separate debt structures. US Unwired is not obligated for the payment of IWO’s debt, and IWO is not obligated for the payment of US Unwired’s debt.

US UNWIRED INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

US Unwired long-term obligations

In 2004, US Unwired executed a series of transactions to refinance the US Unwired long-term debt that included the issuance of $125.0 million in first priority senior secured floating rate notes due 2010 and $235.0 million in 10% second priority senior secured notes due 2012. As a part of this refinancing, US Unwired paid in full and terminated its senior credit facility and its 13 3/8 % senior subordinated discount notes in a series of transactions as discussed in Note 2.

US Unwired First Priority Senior Secured Floating Rate Notes due 2010 and 10% Second Priority Senior Secured Notes due 2012

In June 2004, US Unwired issued $125 million aggregate principal amount of First Priority Senior Secured Floating Rate Notes due June 15, 2010 (“the 2010 Notes”) and $235 million aggregate principal amount of 10% Second Priority Senior Secured Notes due June 15, 2012 (“the 2012 Notes”). The 2010 Notes bear interest at a floating rate equal to LIBOR plus 4.25% per year, and the 2012 Notes bear interest at a fixed rate of 10% per year. Interest on the 2010 Notes resets quarterly and is payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year, beginning on September 15, 2004. Interest on the 2012 Notes is payable semi-annually on June 15 and December 15 of each year, beginning on December 15, 2004. The 2010 Notes will mature on June 15, 2010, and the 2012 notes will mature on June 15, 2012. The Company may redeem all or a part of the 2010 Notes on or after June 15, 2006 and all or a part of the 2012 Notes on or after June 15, 2008. In addition, before June 15, 2006 the Company may redeem up to 35% of the 2010 Notes, and before June 15, 2007 the Company may redeem up to 35% of the 2012 Notes, in each case with the proceeds of certain equity offerings. The 2010 Notes and 2012 Notes are senior secured obligations, and are guaranteed on a senior secured basis by all of the Company’s existing and future restricted subsidiaries. The US Unwired 2010 Notes and 2012 Notes are not guaranteed by IWO. The 2010 Notes and 2012 Notes rank equally in right of payment with all existing and future senior debt and any future subordinated debt. The 2010 Notes are secured on a first priority basis and the 2012 Notes are secured on a second priority basis, in each case by liens on substantially all of the US Unwired’s assets.

Possessory Security Agreement

On July 14, 2004, US Unwired entered into a Possessory Security Agreement with Whitney National Bank (“Whitney”) pursuant to which US Unwired pledged cash to Whitney in an amount equal to 100% of US Unwired’s maximum repayment obligations with respect to any letters of credit issued by Whitney National Bank. As of December 31, 2004, the Company had $1.7 million in outstanding letters of credit.

IWO long-term obligations

As of December 31, 2004, IWO was in default of its senior bank credit facility. Since March 2004, IWO has failed to make $13.5 million in principal payments due on the senior secured credit facility and was not in compliance with the restrictive covenants under the senior secured credit facility. The holders of the IWO senior secured credit facility have denied IWO access to the remaining $23.4 million in availability. Additionally, IWO has failed to make scheduled semi-annual interest payments on the IWO senior notes due July 15, 2004 and January 15, 2005 and the holders of the IWO senior notes can place IWO in default of its senior notes. On February 10, 2005, upon consummation of the IWO reorganization, IWO repaid in full and terminated its existing $215.0 million senior credit facility, the $160.0 million senior notes were cancelled and exchanged for all of the new common stock of IWO and the existing common stock of IWO, all of which was owned by US Unwired, was cancelled, with no distribution or payments thereon. For a detailed discussion of IWO Liquidity and Recent Developments, refer to Note 2.

US UNWIRED INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

IWO Senior Notes—14%

In February 2001, IWO issued 160,000 units, each consisting of $1,000 principal amount of 14% Senior Notes (“the IWO senior notes”) due January 15, 2011 and one warrant to purchase 12.50025 shares of IWO’s class C common stock at an exercise price of $7.00 per share. As a result of US Unwired’s acquisition of IWO in April 2002, this warrant was converted to a US Unwired warrant to purchase 12.96401 shares of US Unwired’s common stock at $6.75 per share. Interest was payable semi-annually on January 15 and July 15 of each year. Independent Wireless One Corporation, a wholly owned subsidiary of IWO, was the sole guarantor of the IWO senior notes. All of IWO’s restricted subsidiaries formed or acquired after the issuance of the IWO senior notes that guarantee the IWO senior secured credit facility were also required to guarantee the IWO senior notes. The IWO senior notes were not guaranteed by Independent Wireless One Realty Corporation, a wholly owned subsidiary of IWO, or US Unwired and its subsidiaries.

A portion of the original proceeds of the IWO senior notes were set aside as restricted cash and used to make the first six scheduled interest payments on the IWO senior notes through January 2004.

IWO Senior Secured Credit Facility

Effective December 2000, Independent Wireless One Corporation, a wholly owned subsidiary of IWO, entered into an amended and restated secured credit facility (“the IWO senior secured credit facility”) under which it could borrow up to $240 million in the aggregate consisting of up to $70 million in revolving loans and $170 million in term loans. The IWO senior secured credit facility was to mature in 2008. The term loans were due to be repaid in quarterly installments that began in March 2004 and the reducing revolver was to mature in March 2008. All loans under the senior secured credit facility, effective with the date of the default, bore interest at a rate of 4.25-4.75 percent above the agent bank’s prime rate. The IWO senior secured credit facility was secured by all of the assets of IWO and its subsidiaries. As discussed above, the holders of the IWO senior secured credit facility have denied IWO access to the remaining $23.4 million of availability as a result of IWO’s covenant violations. The IWO credit facility was available for use only by IWO and its subsidiaries.

Maturities of contractual obligations are as follows assuming acceleration of IWO obligations in 2005:

	Long–Term Obligations*
				Capital Lease Obligations	Total
	US Unwired	IWO	Total
	(In thousands)
2005	$—	$375,000	$375,000	$792	$375,792
2006	—	—	—	792	792
2007	—	—	—	792	792
2008	—	—	—	792	792
2009	—	—	—	799	799
Thereafter	360,000	—	360,000	4,104	364,104

	360,000	375,000	735,000	8,071	743,071
Less amounts representing interest	—	—	—	1,712	1,712

Long-term debt and present value of future lease payments	$360,000	$375,000	$735,000	$6,359	$741,359

*	For an update of IWO long-term obligations, refer to Note 2.

US UNWIRED INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

10. Income Taxes

Income tax expense (benefit) consisted of the following:

	Years Ended December 31,
	2004	2003	2002
	(In thousands)
Federal:
Current	$—	$—	$(781)
Deferred	—	—	—

State:
Current	—	(531)	—
Deferred	—	—	—

	—	—	—

	$—	$(531)	$(781)

The benefit for 2003 resulted from a reduction to the prior year state tax contingencies resolved in 2003. The benefit for 2002 resulted from a carry back of certain AMT net operating loss carry forwards during 2002 for which a valuation allowance had been provided at December 31, 2002.

Income tax expense from continuing operations differs from the amounts computed by applying applicable U.S. federal income tax rate to loss before income taxes, minority interest and equity in losses of affiliates as a result of the following:

	Years Ended December 31,
	2004	2003	2002
	(In thousands)
Computed “expected” tax expense	$(52,247)	$(56,679)	$(206,201)
Equity in loss of affiliates	—	—	245
Refund of AMT taxes	—	—	(781)
Disqualified interest	721	1,329	1,169
Change in valuation allowance	58,563	82,020	149,879
Other, net	80	81	100
State income taxes, net of federal income taxes	(7,464)	(8,010)	(20,092)
Prior year return to provision reconciliation	347	(18,741)	—
Change in state tax contingency	—	(531)	—
Goodwill impairment	—	—	74,900

	$—	$(531)	$(781)

US UNWIRED INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

The tax effects of temporary differences that give rise to the significant components of deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2004	2003
	(In thousands)
Deferred tax assets:
Federal net operating losses	$266,901	$208,133
State net operating losses	19,532	10,373
Interest on Notes	12,207	56,607
Stock compensation	8,529	8,379
Tax credit carry forward	246	246
Allowance for bad debts	2,589	2,597
Intangible assets	12,564	12,237
Unearned revenues	18,821	16,516
Accrued Rebates	1,632	1,102
Unrealized loss on sale of securities	266	266
Discontinued operations	71	159
Other exp	—	1,895
Accrued expenses	10,280	6,574

Deferred tax assets	353,638	325,084
Less valuation allowance	290,908	261,984

	62,730	63,100

Deferred tax liabilities:
Fixed assets	61,962	63,100
Other expense	768	—
Intangible assets	—	—

	62,730	63,100

Net deferred tax liability	$—	$—

At December 31, 2004, the Company had available approximately $762 million of net operating loss carry forwards for federal income tax purposes. This carry forward, which may provide future tax benefits, begins to expire in 2019. Under the provisions of the Internal Revenue Code, certain substantial changes in the Company’s ownership may limit the amount of federal net operating loss carry forwards that could be used in future years to offset taxable income and taxes payable. The Company also had available approximately $388 million of net tax operating loss carry forwards for state income tax purposes which will begin to expire in 2012.

In assessing the possibility of realization of deferred tax assets at December 31, 2004, the Company considered whether it was more likely than not that some portion or all of the deferred tax assets would not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon these considerations, the Company provided a valuation allowance to reduce the carrying value of certain of its deferred tax assets.

US UNWIRED INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

After the IWO bankruptcy reorganization described in Note 2, the Company will have approximately $391 million of net operating loss carry forwards for federal income tax purposes and approximately $380 million of net operating loss carryforwards for state income tax purposes. In addition, after the bankruptcy reorganization, the Company may have remaining basis in its IWO stock that is deductible for federal income tax purposes. This would further increase the net operating losses of the Company.

11. Stockholders’ Equity

The Company is authorized by its Articles of Incorporation to issue 800 million shares of common stock, $0.01 par value, and 200 million shares of no par preferred stock, of which 169,679,212 shares of common stock and 0 shares of preferred stock are issued and outstanding at December 31, 2004. The Board of Directors is authorized to fix the dividend rights and terms, conversion and voting rights, redemption rights and other privileges and restrictions applicable to the preferred stock.

12. Stock Option Plan

During 1999, the Board of Directors amended and modified the 1998 Equity Plan to the US Unwired Inc. 1999 Equity Incentive Plan (the 1999 Equity Plan). As part of this amendment, the maximum aggregate amount of Common Stock with respect to which options or other awards may be granted was increased from 8,528,640 to 12,259,920 shares. As of December 31, 2004, 1,625,973 shares of common stock were available for future grants under the 1999 Equity Plan.

The following summarizes stock option activity and related information:

	Years Ended December 31,
	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(In thousands, except per share amounts)
Outstanding—beginning of year	8,709	$3.66	7,511	$3.69	6,626	$3.69
Granted	1,888	1.79	1,842	0.12	1,148	4.78
Exercised	(176)	0.20	—	—	(43)	4.98
Forfeited	(414)	3.20	(644)	4.73	(220)	5.38

Outstanding—end of year	10,007	3.39	8,709	3.66	7,511	4.62

Exercisable—end of year	6,543	4.28	5,541	$4.11	3,931	4.05

Weighted average fair value of options granted with exercise price:
Equal to market price		$—		$—		$4.78

Less than market price		$2.89		$—		$—

Greater than market price		$1.71		$0.12		$—

US UNWIRED INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

The following table summarizes information concerning outstanding options at December 31, 2004:

Range of Exercise Price	Weighted Average Remaining Contractual Life	Number of Options Outstanding
$ 0.12	8.2 years	1,421,375
$ 1.13	4.8 years	2,673,594
$ 1.85	9.2 years	1,666,500
$ 4.77	7.2 years	712,125
$ 4.98	4.8 years	2,008,615
$ 5.06	7.2 years	17,000
$ 5.12	7.3 years	66,125
$ 6.81	6.3 years	375,000
$ 8.72	5.8 years	200,000
$11.00	4.6 years	866,864

All options granted under the 1999 Equity Plan have a ten-year term and vest over a four-year period. As allowed by SFAS No. 123, the Company has elected to continue to follow APB Opinion No. 25, “Accounting for Stock Issued to Employees,” which does not provide for compensation expense on the issuance of stock options if the option terms are fixed and the exercise price equals or exceeds the fair value of the underlying stock on the grant date.

In connection with these options, the Company has total deferred stock compensation of $18.6 million, of which $0.4 million, $2.4 million and $4.3 million has been recognized as stock compensation expense for the years ended December 31, 2004, 2003 and 2002, respectively, as the exercise prices of these options were less than the estimated fair value of the Company’s stock at the grant date. The non-cash compensation expense of $0.0 million, $0.4 million and $0.0 million was related to cost of services, general and administrative and sales and marketing, respectively for 2004; $0.1 million, $2.2 million and $0.1 million was related to cost of services, general and administrative and sales and marketing, respectively for 2003; and $0.1 million, $4.1 million and $0.1 million was related to cost of services, general and administrative and sales and marketing, respectively for 2002.

As required by SFAS No. 123, the Company determined the pro forma information as if the Company had accounted for stock options granted under the fair value method of SFAS No. 123. The Black-Scholes option-pricing model was used with the following weighted average assumptions:

	Years Ended December 31,
	2004	2003	2002
Risk-free interest rate	3.76%	3.49%	5.02%
Expected dividend yield	0	0	0
Expected volatility	1.52	1.43	.82
Weighted average expected life (in years)	7	7	7

13. Commitments and Contingencies

Effective February 10, 2005, US Unwired ceased to have an equity interest in IWO. Refer to Note 2 for additional information.

US UNWIRED INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

The Company entered into a three-year agreement, commencing July 7, 2002 and ending July 6, 2005, to allow a reseller program in our service area through Sprint as part of a partnership between Sprint and Virgin Mobile USA, LLC (“Virgin Mobile”). At December 31, 2004, the Company had 189,930 Virgin Mobile subscribers using our network. We have taken steps under the Virgin reseller program that would allow us to opt out of the program if necessary. We cannot state with certainty at this time whether this reseller agreement will be renewed in July 2005 on terms acceptable to either US Unwired or Sprint.

The Company uses Sprint to process all post-pay subscriber billings including monthly recurring charges, airtime and other charges such as interconnect fees. The Company pays various fees to Sprint for new subscribers as well as recurring monthly fees for services performed for existing customers including billing and management of customer accounts. Sprint’s billing for these services is based upon an estimate of the actual costs incurred by Sprint to provide such services. At the end of each calendar year, Sprint compares its actual costs to provide such services to remittances by the Company for estimated billings and either refunds overpayments or bills for costs in excess of the payments made. Based upon information as provided by Sprint, the Company believes it has adequately provided for the above-mentioned costs in the accompanying consolidated financial statements. Additionally, Sprint has contracted with national retailers that sell handsets and service to new subscribers in the Company’s markets. Sprint pays these national retailers a new subscriber commission and provides handsets to such retailers below cost. Sprint passes these costs of commissions and the handset subsidies to the Company.

The Company periodically reviews all charges from Sprint and from time to time, the Company may dispute certain of these charges. As of December 31, 2004, the Company had disputed approximately $35.1 million of charges to US Unwired and $19.3 million of charges to IWO. Based upon the information provided to the Company by Sprint to date, the Company believes the accompanying condensed consolidated balance sheet adequately reflects its obligation that may be due to Sprint for these charges.

The Company’s PCS licenses and the PCS licenses that the Company operates for Sprint are subject to a requirement that Sprint construct network facilities that offer coverage to 25% of the population or have substantial service in each of its Basic Trading Areas (“BTAs”) within five years from the grant of the licenses. As of September 30, 2004, management believes that Sprint has met the requirements necessary for the licenses that the Company operates for Sprint under the Sprint affiliation agreements and that the Company has met the requirements necessary for the licenses that it owns.

On July 11, 2003, US Unwired and two of its subsidiaries (collectively, “US Unwired”) sued Sprint Corporation and certain of its affiliates (collectively, “Sprint”) in the United States District Court for the Western District of Louisiana. The suit, as amended, alleges violations of the Racketeer Influenced and Corrupt Organizations (“RICO”) Act, breach of fiduciary duty, breach of contract, and fraud arising out of Sprint’s conduct in its dealings with US Unwired. US Unwired also seeks appointment of a receiver or fiscal agent over property and assets controlled by Sprint. US Unwired seeks monetary damages on its contractual claims totaling $35.1 million at December 31, 2004, and further monetary damages in connection with its RICO, breach of fiduciary duty, and fraud claims. Sprint filed its answer and a counterclaim, which, as amended, alleges that US Unwired owes Sprint approximately $30.4 million based on alleged contractual claims, according to the last court filings made by Sprint, and this alleged amount owed by US Unwired has increased since Sprint’s last court filings. On August 27, 2004, the Court appointed Robert S. Cohen, CPA, of Crowe Chizek & Company, LLP, as the special master to consider and make findings upon issues that arise out of the accuracy of the accounting for revenues Sprint passes on to US Unwired and the fees Sprint charges US Unwired. The special master will report proposed findings of fact to the Court. The Court has set a jury trial date for May 9, 2005. US Unwired does not believe that a negative outcome on Sprint’s counterclaim will have a material adverse effect on US Unwired.

US UNWIRED INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

On August 12, 2004, a federal class action lawsuit was filed by Clodile Romero, Jr., individually and on behalf of all purchasers of our common stock between May 23, 2000 and August 13, 2002 (the “Class Period”), against us and three of our executive officers. This suit, which was filed in the United States District Court for the Eastern District of Louisiana, alleges that we and the other named defendants issued false and misleading statements to the investing public during the Class Period regarding our financial condition, which resulted in the artificial inflation of the price of our common stock during the Class Period. More specifically, the plaintiffs in this case allege that the defendants knowingly or recklessly failed to disclose and/or misrepresented that: (1) we were increasing our subscriber base by signing up high credit risk customers; (2) accounting changes implemented by us were done in order to conceal our declining revenues; (3) we had been experiencing high involuntary disconnections related to our high credit risk customers; (4) we experienced lower subscription growth as a result of our policy that required credit-challenged customers to pay substantial deposits upon initiation of services; and (5) we were engaged in a significant dispute with Sprint regarding our business relationship with that entity. The plaintiffs in this case seek: (A) compensatory damages against all defendants for all damages alleged to have been sustained as a result of the defendants’ alleged wrongdoing; (B) an award to the plaintiffs for their reasonable costs and expenses incurred in this action; and (C) other relief customarily sought in a class action lawsuit. On August 25, 2004, a federal shareholder derivative action lawsuit was filed by Don Feyler, derivatively on behalf of us, against certain of our executive officers and directors, and against us as a nominal defendant. This suit, which was filed in the United States District Court for the Eastern District of Louisiana and with which the class action lawsuit described above was consolidated on December 6, 2004, alleges that certain of our executive officers and directors committed violations of state law, including breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment during the period between May 23, 2000 and August 13, 2002, which have allegedly caused substantial losses and other damages to us. More specifically, the plaintiffs in this case allege that: (1) our increasing revenues and profits from 2000 through 2002 were not the result of increased PCS subscribers, but rather were the result of a scheme to artificially inflate the price of our common stock; (2) the defendants deliberately, repeatedly and systematically failed to exercise independent or effective judgment and oversight of our business and executives; (3) the defendants participated in and/or approved of such misconduct to obtain financial and social benefits for themselves, to enrich and further the personal and business interests of all of the defendants, and to allow many of the defendants to maintain their positions of control over us so that they would not be sued for wrongdoing; and (4) while disseminating this false information, certain of our officers and directors sold over $13 million of their personally held stock. The plaintiffs in this case seek: (A) judgment against the individual defendants and in favor of us for the amount of damages alleged to have been sustained by us as a result of the individual defendants alleged breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment; (B) equitable and/or injunctive relief, including attaching, impounding, imposing a constructive trust on or otherwise restricting the proceeds of the individual defendants’ trading activities or their other assets so as to assure that the plaintiff, on behalf of us, has an effective remedy; (C) an award to us of restitution from the individual defendants and ordering disgorgement of all alleged profits, benefits and other compensation obtained by the individual defendants; (D) an award to the plaintiff for the costs and disbursements of this action; and (E) other relief customarily sought in a shareholder derivative action lawsuit. On October 21, 2004, a state shareholder derivative action lawsuit was filed by Stephen Morris, derivatively on behalf of us, against certain of our executive officers and directors, and against us as a nominal defendant. This suit, which was filed in the 14th Judicial District Court for the Parish of Calcasieu in the State of Louisiana, alleges that certain of our executive officers and directors committed violations of state law, including breaches of fiduciary duty, abuse of control, and insider selling and misappropriation of information during the period between May 23, 2000 and August 13, 2002, which have allegedly caused substantial losses and other damages to us. The plaintiffs in this case make essentially the same allegations as the plaintiffs in the federal class action and derivative lawsuits described above. The plaintiffs in this case seek: (A) all damages allegedly sustained by us as

US UNWIRED INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

a result of the alleged breaches of fiduciary duty and abuse of control; (B) all equitable and/or injunctive relief permitted by law; (C) restitution and disgorgement of alleged profits; (D) attorneys’ fees and costs; and (E) other relief customarily sought in a shareholder derivative action lawsuit. We are vigorously defending these class action and derivative lawsuits, but it is too soon to make any meaningful predictions as to their outcomes.

Employees of the Company participate in a 401(k) retirement plan (“the 401(k) plan”). Employees are eligible to participate in the 401(k) plan when the employee has completed six months of service. Under the 401(k) plan, participating employees may defer a portion of their pretax earnings up to certain limits prescribed by the Internal Revenue Service. The Company contributes a discretionary match equal to a percentage of the deferred by the employee. The Company’s contributions are fully vested upon the completion of 5 years of service. Contribution expense related to the 401(k) plan were approximately $0.8 million, $0.6 million and $0.8 million for the years ended December 31, 2004, 2003 and 2002, respectively.

The Company is a party to various non-cancelable operating leases for facilities and equipment. The Company recognizes rent expense on a straight-line basis over the life of the lease, which establishes deferred rent on the balance sheet. The Company considers the lease term to include the renewal periods of any lease that could cause a significant economic detriment to the Company if such lease renewal option is not exercised. Future minimum lease payments due under non-cancelable operating leases with terms in excess of one year are as follows:

	US Unwired	IWO	Total
	(In thousands)
Year ending December 31,
2005	$26,665	$16,526	$43,191
2006	27,393	16,770	44,163
2007	27,829	16,184	44,013
2008	27,789	15,886	43,675
2009	27,283	15,311	42,594
Thereafter	37,593	23,514	61,107

	$174,552	$104,191	$278,743

Including the restatement adjustments described in Note 1, rental expense was $39.0 million, and $37.5 million and $33.8 million for the years ended December 31, 2004, 2003 and 2002, respectively.

US UNWIRED INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

14. Disclosure About Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, subscriber receivables, accrued interest and other receivables, and accounts payable and accrued expenses approximate fair value because of the short-term nature of these items. The estimated fair value and carrying values of the Company’s senior subordinated discount notes at December 31, 2004 and 2003 was:

	As of December 31,
	2004		2003
	Carrying Value	Fair Value	Carrying Value	Fair Value
US Unwired Inc.:
First priority senior secured floating rate notes	$125,000	$129,375	$—	$—
10% Second priority senior secured notes due 2012	233,482	265,080	—	—
US Unwired Inc. senior subordinated discount notes	—	—	359,302	290,000

Total, US Unwired Inc.	358,482	394,455	359,302	290,000
IWO Holdings, Inc. senior notes	140,275	103,360	138,513	24,800

	$498,757	$497,815	$497,815	$314,800

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

15. Related Party Transactions

In December 2004, the Company sold its 50% ownership interest in Command Connect to Cameron Communications LLC (“Cameron”) for $30,000.

The Company contracted with Unibill, Inc. (Unibill), a subsidiary of Cameron, for a portion of its subscriber billing and programming. The aggregate amounts paid to Cameron for such services during the years ended December 31, 2004, 2003 and 2002 totaled $1.7 million, $1.7 million and $1.9 million, respectively. Additionally, the Company leases office space, equipment and warehouse space from Unibill. The Company paid Unibill $0.2 million during the year ended December 31, 2004 and $0.3 million during each of the years ended December 31, 2003 and 2002 to lease these properties.

The Company also purchases long distance services from Cameron pursuant to a verbal agreement and resells the service to the Company’s customers. The aggregate amounts paid to Cameron for such services during the years ended December 31, 2004, 2003 and 2002, totaled $49,000, $0.3 million and $2.9 million, respectively.

US UNWIRED INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Cameron also provides circuit and interconnect services to the Company and was paid $0.3 million, $0.4 million and $0.4 million for the years ended December 31, 2004, 2003 and 2002, respectively. The Company leases tower space and paid Cameron $71,000, $0.1 million and $0.1 million for the years ended December 31, 2004, 2003 and 2002, respectively. The Company also leases time on the Cameron corporate jet at rate of $3.00 per nautical mile and paid Cameron $30,000, $32,000 and $0.2 million for the years ended December 31, 2004, 2003 and 2002, respectively.

During the years ended December 31, 2002, the Company paid $1.7 million to a company owned by certain of the Company’s principal stockholders for internet, voice mail services and local telephone service which the Company uses in its business. There was no such amount in 2004 or 2003. The Company leases office space to this related entity and realized rental income of $0.7 million for the year ended December 31, 2002. There was no such amount in 2004 or 2003.

16. Selected Quarterly Financial Data (Unaudited)

The following table summarizes the Company’s quarterly financial data for the years ended December 31, 2004 and December 31, 2003, respectively. For the quarters ended September 30, 2004, June 30, 2004 and March 31, 2004 and the year ended December 31, 2003, the data includes originally and restated amounts (see Note 1 for further discussion on the restatement):

	2004
	First Quarter	First Quarter	Second Quarter	Second Quarter
	As Originally Reported	As Restated	As Originally Reported	As Restated
	(In thousands, except for per share amounts)
Revenues	$141,611	$141,611	$147,892	$147,892
Operating income (loss)	(1,397)	(2,136)	2,697	1,975
Net loss	(9,662)	(10,401)	(75,037)	(75,759)
Basic and diluted loss per share (1)	$(0.07)	$(0.08)	$(0.53)	$(0.54)
Total liabilities	954,136	967,216	979,364	993,078
Accumulated deficit	(895,425)	(909,567)	(970,464)	(985,327)
Stockholders’ deficit	(239,200)	(253,342)	(217,697)	(232,559)

	2004
	Third Quarter	Third Quarter	Fourth Quarter
	As Originally Reported	As Restated
	(In thousands, except for per share amounts)
Revenues	$152,771	$152,771	$152,564
Operating income (loss)	8,781	8,112	(6,659)
Net loss	(16,226)	(16,895)	(29,920)
Basic and diluted loss per share (1)	$(0.10)	$(0.10)	$(0.18)
Total liabilities	942,494	956,794	918,727
Accumulated deficit	(986,688)	(1,002,222)	(1,032,142)
Stockholders’ deficit	(233,626)	(249,160)	(278,939)

US UNWIRED INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

	2003
	First Quarter	First Quarter	Second Quarter	Second Quarter
	As Originally Reported	As Restated	As Originally Reported	As Restated
	(In thousands, except for per share amounts)
Revenues	$124,730	$124,730	$133,680	$133,680
Operating income (loss)	(37,887)	(38,841)	(14,570)	(15,463)
Net loss	(57,472)	(58,426)	(35,020)	(35,913)
Basic and diluted loss per share (1)	$(0.45)	$(0.45)	$(0.27)	$(0.28)
Total liabilities	919,965	930,041	934,258	945,142
Accumulated deficit	(786,282)	(797,191)	(821,303)	(833,102)
Stockholders’ deficit	(126,641)	(137,550)	(160,584)	(172,383)

	2003
	Third Quarter	Third Quarter	Fourth Quarter	Fourth Quarter
	As Originally Reported	As Restated	As Originally Reported	As Restated
	(In thousands, except for per share amounts)
Revenues	$139,305	$139,305	$138,036	$138,036
Operating income (loss)	(8,237)	(9,063)	(11,405)	(12,180)
Net loss	(31,307)	(32,133)	(33,155)	(33,930)
Basic and diluted loss per share (1)	$(0.25)	$(0.25)	$(0.26)	$(0.26)
Total liabilities	940,769	952,489	948,095	960,520
Accumulated deficit	(852,610)	(865,235)	(885,765)	(899,167)
Stockholders’ deficit	(196,903)	(209,528)	(229,767)	(243,169)

(1)	The sum of the quarterly per share amounts may not equal the annual per share amount due to relative changes in the weighted average number of shares used in the per share computation.

17. Condensed Consolidating Financial Information

As discussed in Note 9, the US Unwired senior subordinated discount notes are guaranteed by certain of the Company’s subsidiaries. The following information presents the condensed consolidating balance sheets as of December 31, 2004 and 2003 and the condensed consolidating statements of operations and cash flows for the years ended December 31, 2004, 2003 and 2002 of (a) the “Parent” Company, US Unwired Inc., (b) the “Guarantors”, Unwired Telecom Corporation and Louisiana Unwired, and (c) the “Non-Guarantor”, IWO Holding Inc. and includes eliminating entries and the Company on a consolidated basis.

The separate consolidated financial statements of IWO, including disclosure of condensed consolidating financial information for IWO, are included in IWO’s separate Form 10-K filing.

US UNWIRED INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Condensed Consolidating Balance Sheet

	As of December 31, 2004
	US Unwired Inc. (Parent)	Unwired Telecom Corporation (Guarantor)	Louisiana Unwired LLC (Guarantor)	Total Guarantors	IWO Holding Corporation (Non- Guarantor)	Consolidating Entries	Consolidated
	(In thousands)
ASSETS:
Current assets:
Cash and cash equivalents	$74,701	$—	$5,712	$5,712	$33,840	$—	$114,253
Restricted cash and US Treasury securities at amortized cost-held to maturity	—	—	—	—	80	—	80
Subscriber receivables, net	—	—	25,349	25,349	11,381	—	36,730
Other receivables	122	—	1,315	1,315	145	—	1,582
Inventory	—	—	3,683	3,683	1,386	—	5,069
Prepaid expenses and other assets	1,024	—	7,025	7,025	7,576	—	15,625
Receivables from (payables to) related parties	196	—	275	275	(471)	—	—
Receivables from officers	156	—	—	—	—	—	156

Total current assets	76,199	—	43,359	43,359	53,937	—	173,495
Property and equipment, net	9,854	—	195,491	195,491	150,796	31	356,172
Goodwill and other intangible assets, net	—	—	59,798	59,798	17,331	—	77,129
Notes receivable from unconsolidated affiliates	66,103	—	—	—	—	(66,103)	—
Other assets	14,620	—	4,729	4,729	13,643	—	32,992

Total assets	$166,776	$—	$303,377	$303,377	$235,707	$(66,072)	$639,788

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT):
Current liabilities:
Accounts payable	$2,057	$—	$41,592	$41,592	$24,277	$—	$67,926
Accrued expenses	8,219	—	36,723	36,723	40,333	—	85,275
Current maturities of long term debt	—	—	66,593	66,593	355,275	(66,103)	355,765

Total current liabilities	10,276	—	144,908	144,908	419,885	(66,103)	508,966
Long term debt, net of current maturities	358,482	—	5,869	5,869	—	—	364,351
Other long-term liabilities	—	—	37,092	37,092	5,851	—	42,943
Investments in and advance to unconsolidated affiliates	70,457	—	190,223	190,223	—	(258,213)	2,467
Stockholders’ equity (deficit):
Common stock	1,637	—	—	—	1	(1)	1,637
Additional paid in capital	754,644	—	803,808	803,808	446,449	(1,253,325)	751,576
Retained deficit	(1,028,710)	—	(878,523)	(878,523)	(636,479)	1,511,570	(1,032,142)
Treasury stock	(10)	—	—	—	—	—	(10)

Total stockholder’s equity (deficit)	(272,439)	—	(74,715)	(74,715)	(190,029)	258,244	(278,939)

Total liabilities and stockholders’ equity (deficit)	$166,776	$—	$303,377	$303,377	$235,707	$(66,072)	$639,788

US UNWIRED INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Condensed Consolidating Balance Sheet

	As of December 31, 2003
	US Unwired Inc. (Parent)	Unwired Telecom Corporation (Guarantor)	Louisiana Unwired LLC (Guarantor)	Total Guarantors	IWO Holding Corporation (Non- Guarantor)	Consolidating Entries	Consolidated
	(In thousands)
ASSETS:
Current assets:
Cash and cash equivalents	$60,424	$911	$3,521	$4,432	$32,337	$—	$97,193
Restricted cash and US Treasury securities at amortized cost-held to maturity	—	—	—	—	19,358	—	19,358
Subscriber receivables, net	—	155	18,594	18,749	9,938	—	28,687
Other receivables	52	—	2,425	2,425	148	—	2,625
Inventory	—	—	3,996	3,996	1,619	—	5,615
Prepaid expenses and other assets	1,297	—	7,817	7,817	5,719	—	14,833
Receivables from (payables to) related parties	(147)	(97)	930	833	(39)	—	647
Receivables from officers	85	—	—	—	—	—	85
Current assets related to discontinued operations	—	1,049	—	1,049	—	—	1,049

Total current assets	61,711	2,018	37,283	39,301	69,080	—	170,092
Property and equipment, net	10,210	1,107	233,682	234,789	165,511	31	410,541
Goodwill and other intangible assets, net	—	—	61,848	61,848	25,642	—	87,490
Notes receivable from unconsolidated affiliates	143,234	33,623	—	33,623	179	(175,149)	1,887
Other assets	12,211	—	13,820	13,820	16,540	—	42,571
Non-current assets related to discontinued operations	—	4,770	—	4,770	—	—	4,770

Total assets	$227,366	$41,518	$346,633	$388,151	$276,952	$(175,118)	$717,351

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT):
Current liabilities:
Accounts payable	$745	$340	$23,213	$23,553	$17,079	$—	$41,377
Accrued expenses	6,546	685	31,655	32,340	38,251	—	77,137
Current maturities of long term debt	42,351	64	143,700	143,764	351,697	(174,970)	362,842
Current liabilities related to discontinued operations	—	49	—	49	—	—	49

Total current liabilities	49,642	1,138	198,568	199,706	407,027	(174,970)	481,405
Long term debt, net of current maturities	428,139	247	6,359	6,606	—	—	434,745
Other long-term liabilities	—	—	38,014	38,014	5,140	—	43,154
Investments in and advance to unconsolidated affiliates	28,463	1,857	135,409	137,266	—	(164,513)	1,216
Stockholders’ equity (deficit):
Common stock	1,288	—	—	—	1	(1)	1,288
Additional paid in capital	656,020	1,947	803,808	805,755	446,449	(1,253,325)	654,899
Retained deficit	(936,176)	36,329	(835,525)	(799,196)	(581,665)	1,417,870	(899,167)
Promissory note	—	—	—	—	—	(179)	(179)
Treasury stock	(10)	—	—	—	—	—	(10)

Total stockholder’s equity (deficit)	(278,878)	38,276	(31,717)	6,559	(135,215)	164,365	(243,169)

Total liabilities and stockholders’ equity (deficit)	$227,366	$41,518	$346,633	$388,151	$276,952	$(175,118)	$717,351

US UNWIRED INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Condensed Consolidating Statement of Operations

	Year Ended December 31, 2004
	US Unwired Inc. (Parent)	Unwired Telecom Corporation (Guarantor)	Louisiana Unwired LLC (Guarantor)	Total Guarantors	IWO Holding Corp (Non- Guarantor)	Consolidating Entries	Consolidated
	(In thousands)
Revenue	$27,556	$—	$407,586	$407,586	$187,253	$(27,557)	$594,838
Operating expense	29,821	—	388,461	388,461	202,756	(27,492)	593,546

Operating (loss) income	(2,265)	—	19,125	19,125	(15,503)	(65)	1,292
Other income (expense), net	(107,899)	3,435	(7,309)	(3,874)	(39,311)	—	(151,084)
Equity in income (losses) of unconsolidated subsidiaries	(22,472)	215	(54,814)	(54,599)	—	77,286	215

Income (loss) before income tax benefit	(132,636)	3,650	(42,998)	(39,348)	(54,814)	77,221	(149,577)
Income tax benefit	—	—	—	—	—	—	—

(Loss) income from continuing operations	(132,636)	3,650	(42,998)	(39,348)	(54,814)	77,221	(149,577)
Income from discontinued operations, net	—	16,537	—	16,537	—	65	16,602

Net (loss) income	$(132,636)	$20,187	$(42,998)	$(22,811)	$(54,814)	$77,286	$(132,975)

US UNWIRED INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Condensed Consolidating Statement of Operations

	Year Ended December 31, 2003
	US Unwired Inc. (Parent)	Unwired Telecom Corporation (Guarantor)	Louisiana Unwired LLC (Guarantor)	Total Guarantors	IWO Holding Corp (Non- Guarantor)	Consolidating Entries	Consolidated
	(In thousands)
Revenue	$30,816	$—	$363,717	$363,717	$171,849	$(30,631)	$535,751
Operating expense	35,912	—	376,417	376,417	228,594	(29,625)	611,298

Operating (loss) income	(5,096)	—	(12,700)	(12,700)	(56,745)	(1,006)	(75,547)
Other income (expense), net	(44,225)	1,418	(7,815)	(6,397)	(40,212)	31	(90,803)
Equity in income (losses) of unconsolidated subsidiaries	(113,386)	392	(96,957)	(96,565)	—	212,862	2,911

Income (loss) before income tax benefit	(162,707)	1,810	(117,472)	(115,662)	(96,957)	211,887	(163,439)
Income tax benefit	(531)	—	—	—	—	—	(531)

(Loss) income from continuing operations	(162,176)	1,810	(117,472)	(115,662)	(96,957)	211,887	(162,908)
Income from discontinued operations	—	1,500	—	1,500	—	1,006	2,506

Net (loss) income	$(162,176)	$3,310	$(117,472)	$(114,162)	$(96,957)	$212,893	$(160,402)

US UNWIRED INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Condensed Consolidating Statement of Operations

	Year Ended December 31, 2002
	US Unwired Inc. (Parent)	Unwired Telecom Corporation (Guarantor)	Louisiana Unwired LLC (Guarantor)	Total Guarantors	IWO Holding Corp (Non- Guarantor)	Consolidating Entries	Consolidated
	(In thousands)
Revenue	$29,428	$—	$385,847	$385,847	$124,896	$(28,607)	$511,564
Operating expense	38,391	—	441,700	441,700	583,453	(26,539)	1,037,005

Operating (loss) income	(8,963)	—	(55,853)	(55,853)	(458,557)	(2,068)	(525,441)
Other income (expense), net	(37,473)	912	(8,616)	(7,704)	(26,151)	—	(71,328)
Equity in income (losses) of unconsolidated subsidiaries	(542,944)	447	(484,708)	(484,261)	—	1,026,554	(651)

Income (loss) before income tax benefit	(589,380)	1,359	(549,177)	(547,818)	(484,708)	1,024,486	(597,420)
Income tax benefit	(781)	—	—	—	—	—	(781)

(Loss) income from continuing operations	(588,599)	1,359	(549,177)	(547,818)	(484,708)	1,024,486	(596,639)
Income from discontinued operations	—	6,204	—	6,204	—	2,068	8,272

Net (loss) income	$(588,599)	$7,563	$(549,177)	$(541,614)	$(484,708)	$1,026,554	$(588,367)

US UNWIRED INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

Condensed Consolidating Statement of Cash Flows

	Year Ended December 31, 2004
	US Unwired Inc. (Parent)	Unwired Telecom Corporation (Guarantor)	Louisiana Unwired LLC (Guarantor)	Total Guarantors	IWO Holding Corp (Non- Guarantor)	Consolidating Entries	Consolidated
	(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(21,117)	$2,827	$89,503	$92,330	$(7,868)	$—	$63,345

Cash flows from investing activities:
Payments for the purchase of equipment	(1,128)	—	(22,518)	(22,518)	(11,883)	—	(35,529)
Proceeds from the sale of assets	42,883	—	302	302	159	—	43,344
Proceeds from restricted cash	—	—	—	—	19,279	—	19,279
Investments in unconsolidated affiliates	653	500	—	500	—	—	1,153
Disbursement of intercompany note	64,631	(3,927)	—	(3,927)	—	(60,704)	—

Net cash provided by (used in) investing activities	107,039	(3,427)	(22,216)	(25,643)	7,555	(60,704)	28,247

Cash flows from financing activities:
Proceeds from long-term debt	362,342	—	5,550	5,550	1,816	(9,476)	360,232
Proceeds from stock options exercised	438	—	—	—	—	—	438
Proceeds from promissory notes	—	—	—	—	—	—	—
Principal payments of long-term debt	(421,857)	(311)	(70,646)	(70,957)	—	70,180	(422,634)
Debt issuance costs	(12,568)	—	—	—	—	—	(12,568)

Net cash provided by (used in) activities	(71,645)	(311)	(65,096)	(65,407)	1,816	60,704	(74,532)

Net increase (decrease) in cash and cash equivalents	14,277	(911)	2,191	1,280	1,503	—	17,060
Cash and cash equivalents at beginning of period	60,424	911	3,521	4,432	32,337	—	97,193

Cash and cash equivalents at end of period	$74,701	$—	$5,712	$5,712	$33,840	$—	$114,253

US UNWIRED INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

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

December 31, 2004

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

18. Subsequent Events (Unaudited)

Effective February 10, 2004, US Unwired ceased to have an equity interest in IWO. Refer to Note 2 for additional information.

US UNWIRED INC. AND SUBSIDIARIES

Schedule II – Valuation and Qualifying Accounts

(In thousands)

	Year Ended December 31,
	2004	2003	2002
Income tax valuation allowance
Balance at beginning of year	$261,984	$179,964	$61,534
Additions	28,924	82,020	118,430
Reductions	—	—	—

Balance at end of year	$290,908	$261,984	$179,964

Allowance for doubtful accounts
Balance at beginning of year	$6,418	$6,981	$3,079
Additions	4,889	6,673	24,926
Reductions	(4,835)	(7,236)	(21,024)

Balance at end of year	$6,472	$6,418	$6,981

Reserve for inventory obsolescence
Balance at beginning of year	$1,401	$351	$785
Additions	—	1,050	—
Reductions	(838)	—	(434)

Balance at end of year	$563	$1,401	$351

S-1