Form 10-Q
period 2005-03-31
US UNWIRED INC
filed 2005-05-02
CIK 1024149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

There were 164,133,516 shares of common stock, $0.01 par value per share, outstanding at April 26, 2005.

Part I	Financial Information
Item 1.	Financial Statements

US UNWIRED INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2005	December 31, 2004
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$98,647	$80,413
Subscriber receivables, net	24,070	25,349
Other receivables	1,239	1,437
Inventory	3,566	3,683
Prepaid expenses and other assets	11,424	8,049
Receivables from officers	109	156
Current assets related to discontinued operations	—	54,408

Total current assets	139,055	173,495

Property and equipment, net	195,108	205,376
Goodwill	46,705	46,705
Intangibles, net	12,881	13,093
Other assets	18,904	19,349
Non-current assets related to discontinued operations	—	181,770

Total assets	$412,653	$639,788

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$45,415	$43,649
Accrued expenses	48,067	44,942
Payable to related party	160	—
Current maturities of long-term obligations	496	490
Current liabilities related to discontinued operations	—	419,885

Total current liabilities	94,138	508,966

Long-term obligations, net of current maturities	364,260	364,351
Other long-term liabilities	36,360	37,092
Investments in and advances to unconsolidated affiliates	2,467	2,467
Non-current liabilities related to discontinued operations	—	5,851

Stockholders’ deficit:
Common stock	1,640	1,637
Additional paid in capital	751,849	751,576
Retained deficit	(838,051)	(1,032,142)
Treasury stock	(10)	(10)

Total stockholders’ deficit	(84,572)	(278,939)

Total liabilities and stockholders’ deficit	$412,653	$639,788

See accompanying notes to condensed consolidated financial statements

US UNWIRED INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	For the three months ended March 31,
	2005	2004
Revenue:
Subscriber	$80,970	$68,810
Roaming	22,391	22,610
Merchandise sales	6,120	6,039
Other revenue	4,694	339

Total revenue	114,175	97,798
Expense:
Cost of service	55,652	46,929
Merchandise cost of sales	9,259	10,143
General and administrative	7,042	6,613
Sales and marketing	16,031	15,242
Non-cash stock compensation	7	45
Depreciation and amortization	14,939	15,488

Total operating expense	102,930	94,460

Operating income	11,245	3,338
Other income (expense):
Interest expense, net	(8,032)	(13,206)
Gain (loss) on sale of assets	38	(470)

Total other expense	(7,994)	(13,676)

Income (loss) from continuing operations before equity in income of unconsolidated affiliates	3,251	(10,338)
Equity in income of unconsolidated affiliates	—	116

Income (loss) from continuing operations	3,251	(10,222)

Discontinued operations:
Gain on disposal of discontinued operations	192,853	16,183
Loss from discontinued operations	(2,013)	(16,362)

	190,840	(179)

Net income (loss)	$194,091	$(10,401)

Basic earnings per share:
Continuing operations	$0.02	$(0.08)
Discontinued operations	1.16	—

	$1.18	$(0.08)

Diluted earnings per share:
Continuing operations	$0.02	$(0.08)
Discontinued operations	1.14	—

	$1.16	$(0.08)

Weighted average outstanding common shares:
Basic	163,864	128,832

Diluted	168,004	128,832

See accompanying notes to condensed consolidated financial statements

US UNWIRED INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the three months ended March 31,
	2005	2004
Cash flows from operating activities
Net cash provided by operating activities	$23,419	$18,684
Cash flows from investing activities
Payments for the purchase of equipment	(5,570)	(3,774)
Proceeds from sale of assets	43	41,560
Distribution from unconsolidated affiliates	—	500

Net cash (used in) provided by investing activities	(5,527)	38,286
Cash flows from financing activities
Proceeds from exercised options	462	—
Principal payments of long-term obligations	(120)	(13,741)

Net cash provided by (used in) financing activities	342	(13,741)

Net increase in cash and cash equivalents	18,234	43,229
Cash and cash equivalents at beginning of period	80,413	64,856

Cash and cash equivalents at end of period	$98,647	$108,085

See accompanying notes to condensed consolidated financial statements

US UNWIRED INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of US Unwired Inc. (“the Company” or “US Unwired”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

As discussed in Note 2, as a result of the divestiture of IWO Holdings, Inc. (“IWO”) by US Unwired on February 10, 2005, IWO is presented as a discontinued operation for all periods presented. As such, information contained in this filing may not be comparable to information presented in prior filings with the Securities and Exchange Commission (“SEC”), which included the operating results of IWO on a consolidated basis with US Unwired. The condensed consolidated balance sheet at December 31, 2004 does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The condensed consolidated financial statements contained herein should be read in conjunction with the financial statements and notes included in the Form 10-K for US Unwired Inc. for the year ended December 31, 2004, filed with the SEC on March 14, 2005.

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment,” which is a revision of FASB Statement No. 123, “Accounting for Stock Options.” Statement 123R supersedes APB No. 25, “Accounting for Stock Issued to Employees” and amends FASB Statement No. 95, “Statement of Cash Flows.” The Company intends to adopt Statement 123R on January 1, 2006 using the modified prospective method. The Company continues to analyze the effects of adopting the new standard, but does not expect its impact to be significantly different than the application of Statement of Financial Accounting Standards No. 123 (“SFAS 123”). The pro forma effect of applying SFAS 123 is disclosed in Note 7 – Stock Compensation.

2. Description of the Organization

The Company is principally engaged in the ownership and operation of wireless communications. The Company is a network partner of Sprint and has the exclusive right to provide wireless services under the Sprint brand name within the Company’s service area that consists of portions of Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, Oklahoma, Tennessee and Texas.

In December 2004, a series of actions were initiated that resulted in the reorganization of IWO. Effective with the consummation of the IWO reorganization on February 9, 2005 and the cancellation of the existing common stock of IWO on February 10, 2005, the Company ceased to have an equity interest in IWO. In connection with the consummation of the IWO reorganization plan, IWO terminated its management agreement with US Unwired, dated April 1, 2004, as amended on January 3, 2005 (“the management agreement”). The termination of the management agreement is subject to a four-month transition period during which US Unwired will continue to provide transitional management services to IWO as defined in the management agreement.

The accompanying unaudited consolidated financial statements reflect IWO as a discontinued operation. During the period of January 1, 2005 to February 9, 2005, IWO recognized, as a part of discontinued operations, approximately $15.5 million in revenue and a net loss of $2.0 million after taking into consideration $0.6 million in management fees paid to US Unwired. For the three-month period ended March 31, 2004, there was approximately $43.9 million in revenues and a net loss of $16.8 million related to operations classified as discontinued, after taking into consideration $1.9 million in management fees.

3. Details of Certain Balance Sheet Accounts

Major categories of property and equipment consisted of the following:

	March 31, 2005	December 31, 2004
	(In thousands)
Land	$452	$452
Buildings and leasehold improvements	13,228	13,005
Facilities and equipment	410,419	405,686
Furniture, fixtures and vehicles	25,874	25,122
Construction in progress	8,022	9,692

	457,995	453,957
Less accumulated depreciation and amortization	262,887	248,581

	$195,108	$205,376

Intangible assets consisted of the following:

	March 31, 2005	December 31, 2004
	(In thousands)
Sprint affiliation agreement	$15,500	$15,500
Less accumulated amortization	2,619	2,407

Intangible assets, net	$12,881	$13,093

4. Net Income (Loss) from Continuing Operations per Share

The following table presents a reconciliation of numerators and denominators of basic and diluted income (loss) per share from continuing operations (in thousands, except for per share data):

	March 31, 2005	March 31, 2004
Numerator:
Income (loss) from continuing operations	$3,251	$(10,222)

Denominator:
Weighted average common shares outstanding before employee options and other	163,864	128,832
Employee options	4,140	—

Weighted average common shares outstanding	168,004	128,832

Basic earnings per share from continuing operations	$0.02	$(0.08)

Diluted earnings per share from continuing operations	$0.02	$(0.08)

Excluded from the dilutive securities described are employee and other stock options to acquire 4.1 million and 10.5 million shares as of March 31, 2005 and March 31, 2004, respectively. These exclusions were made because the exercise prices of the options were greater than the average market price of the common stock for the period, or because of our net losses, both of which would have had an anti-dilutive effect.

5. Long-Term Obligations

Long-term obligations, including capital lease obligations, consisted of the following:

	March 31, 2005	December 31, 2004
	(In thousands)
First priority senior secured floating rate notes due 2010	$125,000	$125,000
Second priority senior secured notes due 2012	233,517	233,482
Capital leases	6,239	6,359

Total long-term obligations	364,756	364,841

Less current maturities	496	490

Long-term obligations, excluding current maturities	$364,260	$364,351

First Priority Senior Secured Floating Rate Notes due 2010 and 10% Second Priority Senior Secured Notes due 2012

In June 2004, US Unwired issued $125 million aggregate principal amount of First Priority Senior Secured Floating Rate Notes due June 15, 2010 (“the 2010 Notes”) and $235 million aggregate principal amount of 10% Second Priority Senior Secured Notes due June 15, 2012 (“the 2012 Notes”). The 2010 Notes bear interest at a floating rate equal to LIBOR plus 4.25% per year, and the 2012 Notes bear interest at a fixed rate of 10% per year. Interest on the 2010 Notes resets quarterly and is payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year, beginning on September 15, 2004. Interest on the 2012 Notes is payable semi-annually on June 15 and December 15 of each year, beginning on December 15, 2004. The 2010 Notes will mature on June 15, 2010, and the 2012 notes will mature on June 15, 2012. The Company may redeem all or a part of the 2010 Notes on or after June 15, 2006 and all or a part of the 2012 Notes on or after June 15, 2008. In addition, before June 15, 2006 the Company may redeem up to 35% of the 2010 Notes, and before June 15, 2007 the Company may redeem up to 35% of the 2012 Notes, in each case with the proceeds of certain equity offerings. The 2010 Notes and 2012 Notes are senior secured obligations and are guaranteed on a senior secured basis by all of the Company’s existing and future restricted subsidiaries. The 2010 Notes are secured on a first priority basis and the 2012 Notes are secured on a second priority basis, in each case by liens on substantially all of the US Unwired’s assets.

Reimbursement and Collateral Account Agreement

On July 14, 2004, US Unwired entered into a Possessory Security Agreement with Whitney National Bank (“Whitney”) pursuant to which US Unwired pledged cash to Whitney in an amount equal to 100% of US Unwired’s maximum repayment obligations with respect to any letters of credit issued by Whitney National Bank. As of March 31, 2005, the Company had $1.7 million in outstanding letters of credit.

6. Commitments and Contingencies

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

The Company entered into a three-year agreement, commencing July 7, 2002 and ending July 6, 2005, to allow a reseller program in the Company’s service territory through Sprint as part of a partnership between

Sprint and Virgin Mobile USA, LLC (“Virgin Mobile”). The Company has notified Sprint that it does not intend to extend the agreement beyond July 6, 2005 and, effective with that date, Virgin Mobile will not be permitted to add new subscribers in the Company’s service territory. The Company will continue to provide service to existing Virgin Mobile subscribers within its service territory and also provide service to Virgin Mobile subscribers traveling through the Company’s service area.

The Company periodically reviews all charges from Sprint and from time to time, the Company may dispute certain of these charges. In general, our financial statements reflect accruals for amounts of Sprint invoices that we have disputed. As of March 31, 2005, the Company had disputed approximately $39.3 million of charges to US Unwired. As discussed in our disclosure regarding the Sprint lawsuit in Part II Item 1. Legal Proceedings, we anticipate that these disputes will be settled in litigation. Should any of these disputes be settled in a manner favorable to US Unwired, we will record a credit to our operating results for the amounts settled in our favor. Should any of these disputes be settled in a manner unfavorable to US Unwired, our operating results will not be affected by this outcome; however, our cash flow will be adversely affected to the extent of the disputed items unfavorably settled. You should refer to the discussion in Part II Item 1. Legal Proceedings for a more detailed discussion of the Sprint lawsuit.

The Company’s PCS licenses and the PCS licenses that the Company operates for Sprint are subject to a requirement that Sprint construct network facilities that offer coverage to 25% of the population or have substantial service in each of its Basic Trading Areas (“BTAs”) within five years from the grant of the licenses. As of March 31, 2005, management believes that Sprint has met the requirements necessary for the licenses that the Company operates for Sprint under the Sprint affiliation agreements and that the Company has met the requirements necessary for the licenses that it owns.

7. Income Taxes

The Company’s effective income tax rate for the interim periods presented is based on management’s estimate of the Company’s effective tax rate for the applicable year and differs from the federal statutory income tax rate primarily due to nondeductible permanent differences, state income taxes and changes in the valuation allowance for deferred tax assets, which are fully reserved.

As a result of the divestiture of IWO on February 10, 2005, the Company’s net operating loss carry forwards for federal income tax purposes was reduced to approximately $392 million from a reported $762 million at December 31, 2004. This carry forward, which may provide future tax benefits, begins to expire in 2019. Under the provisions of the Internal Revenue Code, certain substantial changes in the Company’s ownership may limit the amount of federal net operating loss carry forwards that could be used in future years to offset taxable income and taxes payable. Also as a result of the IWO divestiture, the Company’s net tax operating loss carry forwards for state income tax purposes was reduced to approximately $375 million from a reported $388 million at December 31, 2004. Net tax operating loss carry forwards for state income tax purposes will begin to expire in 2012.

The Company is still evaluating the tax consequences of the divestiture of IWO, but does not believe it will have a material cash impact.

8. Stock Compensation

The Company accounts for its stock compensation arrangements under the provision of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”

Had compensation expense for the Company’s stock option plan been determined in accordance with SFAS No. 123, the Company’s net loss and basic and diluted net income (loss) per share of common stock for the three-month periods ended March 31, 2005 and 2004 would have been:

	Three months ended March 31,
	2005	2004
Net income (loss):
As reported	$194,091	$(10,401)
Add recorded non-cash stock compensation	7	45
Less stock compensation in accordance with SFAS No. 123	(243)	(1,813)

Pro forma net income (loss)	$193,855	$(12,169)

Basic earnings (loss) per share:
As reported	$1.18	$(0.08)

Pro forma net loss per share	$1.18	$(0.09)

Diluted earnings (loss) per share
As reported	$1.15	$(0.08)

Pro forma net loss per share	$1.15	$(0.09)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements, which are statements about future business strategy, operations and capabilities, construction plans, construction schedules, financial projections, plans and objectives of management, expected actions of third parties and other matters. Forward-looking statements often include words like believes, belief, expects, plans, anticipates, intends, projects, estimates, may, might, would or similar words. Forward-looking statements speak only as of the date of this report. They involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different. In addition to the risk factors described elsewhere, specific factors that might cause such a difference include, but are not limited to (i) our ability to finance future growth opportunities; (ii) our dependence on Sprint; (iii) our ability to expand our Sprint network or to upgrade the Sprint network to accommodate new technologies; (iv) our ability to satisfy the obligations of our long-term obligations; (v) the possibility of future losses; (vi) potential fluctuations in operating results; (vii) changes or advances in technology; (viii) changes in law or government regulation; (ix) competition in the industry and markets in which we operate; (x) future acquisitions; (xi) our ability to attract and retain skilled personnel; (xii) our dependence on contractor and consultant services, network implementation and information technology support; (xiii) our potential inability to expand the services and related products we provide in the event of substantial increases in demand in excess of supply for network and handset equipment and related services and products; (xiv) changes in labor, equipment and capital costs; (xv) changes in management; and, (xvi) general economic and business conditions.

You should not rely too heavily on any forward-looking statement. We cannot assure you that our forward-looking statements will prove to be correct. We have no obligation to update or revise publicly any forward-looking statement based on new information, future events or otherwise. This discussion should be read in conjunction with our financial statements included in this report and with the financial statements, Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations that are included in the Form 10-K for US Unwired Inc. for the year ended December 31, 2004, filed on March 14, 2005 with the SEC.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, activation fee revenues and related expense, determination of fair value of separate units for the application of EITF 00-21, revenue recognition of contract cancellation and late fees, inventory reserves, intangible assets and contingencies. We base our estimates on our historical experience, the historical experience of Sprint and the historical experience of other Sprint affiliates and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may vary from these estimates under different assumptions or conditions.

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

Goodwill and Intangible Assets Impairment Analysis

We perform impairment tests of goodwill and indefinite lived assets as required by SFAS No. 142, “Goodwill and Other Intangible Assets.” The impairment analysis requires numerous subjective assumptions and estimates to determine fair value of the respective reporting units as required by SFAS No. 142. Depending on level of sales, our liquidity and other factors, we may be required to recognize impairment charges in the future.

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

In December 2004, a series of actions were initiated that resulted in the reorganization of IWO. Effective with the consummation of the IWO reorganization on February 9, 2005 and the cancellation of the existing common stock of IWO on February 10, 2005, we ceased to have an equity interest in IWO. In connection with the consummation of the IWO reorganization plan, IWO terminated its management agreement with US Unwired, dated April 1, 2004, as amended on January 3, 2005 (“the management agreement”). The termination of the management agreement is subject to a four-month transition period during which US Unwired will continue to provide transitional management and restructuring services to IWO as defined in the management agreement. The management agreement will terminate on June 10, 2005. Our accompanying unaudited financial statements reflect IWO as a discontinued operation.

As such, the results of our operations for the three-month period ended March 31, 2005 as compared to the three-month period ended March 31, 2004 only include the operations of US Unwired with all operating results of IWO in each of the periods presented as discontinued operations. Additionally, our performance measurements and metrics also exclude the operations of IWO.

In the three-month period ended March 31, 2005 we reported net income of $194.1 million as compared to a net loss of $10.4 million in the three-month period ended March 31, 2004, representing an increase of $204.5 million. This was primarily attributable to:

•	a $176.7 million increase in the gain on disposal of discontinued operations. In the three-month period ended March 31, 2005, we recorded a gain of $192.9 million related to the divestiture of IWO. In the three-month period ended March 31, 2004, we recorded a gain of $16.2 million related to the disposal of our cellular operations and certain cell site towers. Associated with these operations, our loss from discontinued operations decreased to $2.0 million in the three-month period ended March 31, 2005 from $16.4 million in the three-month period ended March 31, 2004.

•	a $16.4 million increase in revenue related to increased subscriber growth, data usage and IWO management fees that was partially offset by an $8.5 million increase in operating expenses that primarily related to managing a larger subscriber base.

•	and, a $5.2 million reduction in net interest expense as a result of our refinancing efforts as our overall debt was reduced to $364.3 million as of March 31, 2005 from $443.9 million at March 31, 2004, while the overall carrying cost of our debt was reduced to 8.9% as of March 31, 2005 from 11.6% as of March 31, 2004.

For a more detailed explanation, refer to our discussion in Results of Operations.

Results of Operations

Performance Measurements and Metrics (Non-GAAP Terms)

The wireless telecommunications industry uses terms such as subscriber additions, average revenue per user, churn and cost per gross addition as performance measurements or metrics. None of these terms are measures of financial performance under U.S. generally accepted accounting principles. When we use these terms, they may not be comparable to similar terms used by other wireless telecommunications companies.

	For the three months ended March 31,
	2005	2004
Subscribers
Gross Additions	84,053	74,428
Net Additions	35,121	32,724
Total Customers	504,652	431,273
Churn, monthly	3.0%	3.0%

Reseller subscribers	118,265	58,685

Average Revenue Per User, Monthly (1)
Including Roaming	$70.73	$73.45
Without Roaming	$55.41	$55.28

Cost Per Gross Addition (2)	$228	$260

Average Monthly MOUs Per Subscriber
Home	858	635
Roaming Off Our Network	219	231

System MOUs (Millions)
Subscriber	1,253	790
Roaming	473	413

Licensed POPs (Millions)	11.3	11.3
Covered POPs (Millions)	8.1	8.1
Towers (Owned and Leased)	1,228	1,201

(1) Average Revenue Per User (ARPU)

	For the three months ended March 31,
	2005	2004
Revenue (in thousands):
Service	$80,970	$68,810
Roaming	22,391	22,610

Service and roaming	$103,361	$91,420

Average subscribers	487,091	414,911

Monthly ARPU:
Service	$55.41	$55.28
Roaming	15.32	18.17

Service and roaming	$70.73	$73.45

(2) Cost Per Gross Addition (CPGA)

	For the three months ended March 31,
	2005	2004
CPGA expense (in thousands):
Merchandise cost of sales	$9,259	$10,143
Sales and marketing	16,031	15,242
Less: Merchandise sales	(6,120)	(6,039)

Total CPGA costs	$19,170	$19,346

Gross subscriber additions	84,053	74,428

CPGA	$228	$260

Subscribers

We refer to our customers as “subscribers”. Gross additions refer to the total number of new subscribers added during the period. Net Additions refer to the total number of new subscriber additions during the period reduced by any subscribers that have cancelled or terminated their service with us during this same period.

The number of gross and net additions increased for the three-month period ended March 31, 2005 as compared to the three-month period ended March 31, 2004 primarily as a result of our continuing marketing efforts to attract new subscribers and retain existing subscribers.

Reseller Subscribers

We participate in a reseller program in our service area through Sprint as part of the partnership between Sprint and Virgin Mobile USA, LLC (“Virgin”). The agreement allows Virgin to sell prepaid wireless services and pay us for use of our network on a per minute basis. The number of reseller subscribers increased for the three-month period ended March 31, 2005 as compared to the three-month period ended March 31, 2004 primarily as a result of marketing and sales efforts.

Churn

Churn is the monthly rate of customer turnover expressed as a percentage of our overall average customers for the reporting period. Customer turnover includes both customers that elected voluntarily to not continue using our service and customers that were involuntarily terminated from using our service because of non-payment. Churn is calculated by dividing the sum of (i) the number of customers that discontinue service; (ii) less those customers discontinuing their service within 30 days of their original activation date; and, (iii) adding back those customers that reactivate their service, by our overall average customers for the reporting period; and dividing the result by the number of months in the period. Churn was comparable for the three-month period ended March 31, 2005 and the three-month period ended March 31, 2004.

Subscriber and Roaming Revenue

Subscriber revenue consists primarily of a basic service plan (where the customer purchases a pre-allotted number of minutes for voice and/or data transmission); airtime (which consists of billings for minutes that either exceed or are not covered by the basic service plan); long distance; and charges associated with travel outside our service area.

Roaming revenue consists primarily of Sprint travel revenue and foreign roaming revenue. Sprint travel revenue is generated on a per minute basis when a Sprint wireless subscriber outside of our markets uses our service when traveling through our markets. Sprint travel expense is generated on a per minute basis when our subscribers travel outside our market area and use the Sprint wireless network. Historically, our Sprint travel revenue has exceeded our Sprint travel expense. Foreign roaming revenue is generated when a non-Sprint wireless customer uses our service when traveling through our markets. We recognize reseller usage, as defined in “Reseller Subscribers,” as foreign roaming.

Effective January 1, 2005, Sprint reduced the reciprocal travel rate to $0.033 per minute in 2005 from $0.041 per minute in 2004. For the three-month period ended March 31, 2005, the reduction in the travel rate has resulted in a $4.4 million decrease to our revenues, a $3.3 million decrease to our expenses and a reduction to our cash flow of $1.1 million.

Average Revenue per User

Average revenue per user (“ARPU”) is the average monthly service revenue per subscriber and is calculated by dividing total subscriber revenue for the period first by the average number of subscribers during the period and then by the number of months in the period. We present ARPU excluding and including roaming revenue.

The slight decrease in ARPU including roaming for the three-month period ended March 31, 2005 as compared to the three-month period ended March 31, 2004 was primarily as a result of a decrease in non-Sprint subscriber usage that was partially offset by an increase in data usage and an increase in Virgin usage.

The increase in ARPU excluding roaming for the three-month period ended March 31, 2005 compared to the three-month period ended March 31, 2004 was primarily related to an increase in data usage.

Cost per Gross Addition

Cost per gross addition (“CPGA”) summarizes the average cost to acquire new customers during the reporting period. CPGA is computed by adding sales and marketing expenses and merchandise cost of sales and reducing the amount by the revenue from merchandise sales. The net amount is divided by the number of total new subscriber gross additions for the period. CPGA decreased in the three-month period ended March 31, 2005 as compared to the three-month period ended March 31, 2004 as net expenses were comparable for the periods presented but gross subscriber additions were higher in the most recent period.

Average Monthly Minutes of Use per Subscriber

We calculate average monthly minutes of use (“MOUs”) per subscriber to provide us with an indication of the effectiveness of our basic service plans. We calculate average monthly MOUs per subscriber by dividing total subscriber minutes with and without roaming by the average number of our subscribers. Our average subscriber MOUs with and without roaming are increasing primarily as a result of more generous allotments of minutes in our basic service plans.

System Minutes of Use

System minutes of use (“MOUs”) provide an indication of total network (“system”) usage. We track and evaluate system usage for our subscribers as well as other Sprint, Sprint affiliates and non-Sprint wireless subscribers using our system in order to assess network capacity. Our overall system minutes are increasing primarily as a result of increases in subscribers and increases in minutes allotted to subscriber plans.

Resident Population/ Service Area

Our service area comprises a population (“Licensed POPs”) of approximately 11.3 million residents. When we use the term “Covered POPs”, we refer to that portion of residents in our service area that have service available as a result of our network build out. The number of people in our service area does not represent the number of Sprint wireless subscribers that we expect to have in our service area. The increase in Covered POPs is the result of additional cell site towers (“towers”) that either we have constructed and own or where we have leased space on cell site towers owned by others.

Three-Month Period Ended March 31, 2005 Compared to the Three-Month Period Ended March 31, 2004

Revenue

	Three-month period ended March 31,
	2005	2004
	(In thousands)
Subscriber revenue	$80,970	$68,810
Roaming revenue	22,391	22,610
Merchandise sales	6,120	6,039
Other revenue	4,694	339

Total revenue	$114,175	$97,798

Subscriber revenue

Total subscriber revenues were $81.0 million for the three-month period ended March 31, 2005 as compared to $68.8 million for the three-month period ended March 31, 2004, representing an increase of $12.2 million and was primarily as a result of an increase of $7.0 million in basic service and airtime and an increase of $4.2 million related to data usage primarily as a result of the increase in subscribers as discussed in Subscribers above.

Roaming revenue

Roaming revenues were $22.4 million for the three-month period ended March 31, 2005 as compared to $22.6 million for the three-month period ended March 31, 2004, representing a decrease of $0.2 million. This was primarily the result of a $1.1 million decrease in our network usage by non-Sprint subscribers that was partially offset by increases in our network usage of $0.4 million by Virgin subscribers and $0.5 million by Sprint and Sprint affiliate subscribers. We continue to add cell sites in locations that we believe will enhance service and increase roaming revenue.

Merchandise sales

Merchandise sales were $6.1 million for the three-month period ended March 31, 2005 as compared to $6.0 million for the three-month period ended March 31, 2004, representing an increase of $0.1 million and is considered comparable. The cost of handsets typically exceeds the amount received from our subscribers because we subsidize the price of handsets to remain competitive in the marketplace.

Other revenues

Other revenues were $4.7 million for the three-month period ended March 31, 2005 as compared to $0.3 million for the three-month period ended March 31, 2004, representing an increase of $4.4 million and primarily related to $4.4 million in management fees paid by IWO to US Unwired from the February 10, 2005 date of the divestiture to March 31, 2005. Management fees paid by IWO to US Unwired for periods prior to that date are recorded in discontinued operations and amounted to $0.6 million for January 2005 and $1.9 million in the three-month period ended March 31, 2004. Our management agreement to provide back office services to IWO is scheduled to terminate on June 10, 2005.

Operating Expense

	Three-month period ended March 31,
	2005	2004
	(In thousands)
Cost of service	$55,652	$46,929
Merchandise cost of sales	9,259	10,143
General and administrative	7,042	6,613
Sales and marketing	16,031	15,242
Non-cash stock compensation	7	45
Depreciation and amortization	14,939	15,488

Total operating expense	$102,930	$94,460

Cost of service

Cost of service was $55.7 million for the three-month period ended March 31, 2005 as compared to $46.9 million for the three-month period ended March 31, 2004, representing an increase of $8.8 million. The increase primarily related to $0.1 million in network usage, $0.8 million in our subscriber usage of non-US Unwired networks, $1.8 million in bad debts expense (after taking into consideration a $1.3 million settlement by Sprint in the three-month period ended March 31, 2004), $1.1 million in Sprint service bureau fees that was primarily volume related (after taking into consideration a $3.3 million true-up of 2003 Sprint PCS service bureau fees recorded in the three-month period ended March 31, 2004) and $0.3 million in lease expense primarily related to new tower leases.

Merchandise cost of sales

Merchandise cost of sales was $9.3 million for the three-month period ended March 31, 2005 as compared to $10.1 million for the three-month period ended March 31, 2004, representing a decrease of $0.8 million that was primarily as a result of a reduction in handset upgrades to existing subscribers in our retail outlets. The cost of handsets typically exceeds the amount received from our subscribers because we subsidize the price of handsets to remain competitive in the marketplace.

General and administrative

General and administrative expenses were $7.0 million for the three-month period ended March 31, 2005 as compared to $6.6 million for the three-month period ended March 31, 2004, representing an increase of $0.4 million that was primarily related to a reserve for severance for employees whose positions were or will be involuntarily terminated on or prior to June 10, 2005 as a result of the divestiture of IWO and the anticipated June 10, 2005 termination of the IWO management agreement.

Sales and marketing

Sales and marketing expenses were $16.0 million for the three-month period ended March 31, 2005 as compared to $15.2 million for the three-month period ended March 31, 2004, representing an increase of $0.8 million that was primarily related to $0.6 million increase in wages and a $0.5 million increase in payments to independent agents that was partially offset by a $0.2 million decrease in advertising expense and a $0.1 million decrease in credit checks.

Non-cash stock compensation

Non-cash stock compensation was comparable at $7,000 for the three-month period ended March 31, 2005 and $45,000 for the three-month period ended March 31, 2004. The non-cash stock compensation consists of compensation expense related to the granting of certain stock options for the Company’s stock in July 1999 and January 2000 with exercise prices less than the market value of the Company’s stock at the date of the grant and the impact of the stock options granted in connection with the IWO acquisition. The non-cash stock compensation expense is generally being amortized over a four-year period representing the vesting periods of the options.

Depreciation and amortization

Depreciation and amortization expense was $14.9 million for the three-month period ended March 31, 2005 as compared to $15.5 million for the three-month period ended March 31, 2004 representing a decrease of $0.6 million that was primarily related to fully amortizing the subscriber base established as a result of our March 2002 Georgia PCS acquisition.

Other Income/(Expense)

	Three-month period ended March 31,
	2005	2004
	( In thousands)
Interest expense	$(8,611)	$(13,430)
Interest income	579	224
Gain (loss) on sale of assets	38	(470)

Total other expense	$(7,994)	$(13,676)

Interest expense was $8.6 million for the three-month period ended March 31, 2005 as compared to $13.4 million for the three-month period ended March 31, 2004, representing a decrease of $4.8 million and is primarily the result of our refinancing efforts that resulted in lower interest rates. Interest rates on our long-term obligations are discussed in detail in Note 5 to the unaudited condensed consolidated financial statements.

Interest income was $0.6 million for the three-month period ended March 31, 2005 as compared to $0.2 million for the three-month period ended March 31, 2004, representing an increase of $0.4 million and is primarily related to the increase in our cash position.

Discontinued operations

Our discontinued operations in the three-month period ended March 31, 2005 reflect the divestiture of IWO as discussed in the Overview section.

Our discontinued operations for the three-month period ended March 31, 2004 reflect $16.8 million in losses associated with the operating results of IWO that was partially offset by $0.4 million in income that was associated with the operating results of our cellular properties. In February 2004, we consummated the sale of our cellular operations, which included certain cellular towers, and recognized a gain of $16.1 million that has been recorded as a gain on the disposal of discontinued operations.

Liquidity and Capital Resources

As of March 31, 2005, US Unwired had $98.6 million in cash and cash equivalents and $364.8 million in long-term indebtedness.

We periodically review all charges from Sprint PCS and from time to time, may dispute certain of these charges. As of March 31, 2005, we had disputed approximately $39.3 million of charges to US Unwired. Based upon the information provided to us by Sprint PCS to date, we believe the accompanying condensed consolidated balance sheet adequately reflects our obligation that may be due to Sprint for these charges. However, should these disputes be settled in a manner unsatisfactory to us, US Unwired’s cash flow would be adversely impacted to the extent of the unfavorable settlement.

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

Cash Flows

Our net cash increased by approximately $18.2 million in the three-month period ended March 31, 2005 and primarily consisted of $23.4 million in cash provided by operations that was offset by $5.5 million in capital expenditures.

Our net cash increased by approximately $43.2 million in the three-month period ended March 31, 2004. Net cash provided by operating activities during the three-month period ended March 31, 2004 was $18.7 million. Net cash provided by investing activities was $38.3 million and included $41.6 million in proceeds from the sale of assets primarily related to the our cellular properties and cell site towers and $500,000 in distributions from unconsolidated affiliates offset by $3.8 million for capital expenditures. Cash used in financing activities was $13.7 million and represented principal repayment of long-term debt, primarily our senior credit facility.

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

Our fixed rate debt consists of the accreted carrying value of our $235 million aggregate principal amount 10% Second Priority Senior Secured Notes due June 15, 2012 (issued on June 15, 2004).

Our variable rate debt consists of borrowings made under the US Unwired $125 million aggregate principal amount First Priority Senior Secured Floating Rate Notes (“2010 Notes”) due June 15, 2010 (issued June 15, 2004). The US Unwired 2010 Notes bear interest at a floating rate equal to the London Interbank Offered Rate (“LIBOR”) plus 4.25% per year. For the three months ended March 31, 2005, the weighted average interest rate under the US Unwired 2010 Notes was 6.8%.

A one percent increase (decrease) in the variable interest rate would result in a $3.6 million increase (decrease) in the related interest expense on an average annual basis based upon borrowings outstanding at March 31, 2005.

Item 4. Controls and Procedures

As of March 31, 2005, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2005. There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting except that we continue to remediate the process by which we account for operating leases and have implemented alternative management controls, that we deem effective in ensuring that our financial reporting is accurate, until such time our remediation has been completed.

PART II Other Information

Item 1. Legal Proceedings

On January 4, 2005, our wholly-owned subsidiary, IWO Holdings, Inc. (“IWO”) and its subsidiaries (collectively, the “Debtors”) filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware seeking relief under chapter 11 of the Bankruptcy Code. The Debtors also filed with the Bankruptcy Court on January 4, 2005 a proposed plan of reorganization, under which (i) the Debtors would pay in full the outstanding IWO senior credit agreement debt, (ii) IWO’s outstanding Senior Notes would be exchanged for all of the new common stock of IWO, (iii) all other general unsecured claims of IWO would be paid in full, and (iv) the existing common stock of IWO would be cancelled. On February 9, 2005, the Bankruptcy Court confirmed the plan. Effective with the cancellation of the existing common stock of IWO on February 10, 2005, we ceased to have an equity interest in IWO, and none of our directors and officers are directors or officers of the reorganized company.

On July 11, 2003, we and two of our subsidiaries sued Sprint Corporation and certain of its affiliates (collectively, “Sprint”) in the United States District Court for the Western District of Louisiana. The suit, as amended, includes allegations for violations of the Racketeer Influenced and Corrupt Organizations Act, breach of fiduciary duty, and breach of contract arising out of Sprint’s conduct in its dealings with us. We also seek appointment of a receiver or fiscal agent over property and assets controlled by Sprint filed its answer and a counterclaim, which, as amended, alleges that we owe Sprint approximately $30.4 million based on purported breach of contract claims, which alleged amount has increased since Sprint’s last court filings. On August 27, 2004, the Court appointed a special master to consider and make findings upon issues that arise out of the accuracy of Sprint’s accounting for revenues and fees charged. The special master delivered his reports to the Court on March 18 and March 31, 2005. Sprint has filed motions for summary judgment with regard to several aspects of the case. We filed opposition briefs to Sprint’s motions for summary judgment. The Court has set a trial date for June 20, 2005 in which all aspects of the lawsuit will be heard by United States District Court Judge Patricia Minaldi. We do not believe that a negative outcome on Sprint’s counterclaim will have a material adverse effect on us.

On August 12, 2004, a federal class action lawsuit was filed by Clodile Romero, Jr., individually and on behalf of all purchasers of our common stock between May 23, 2000 and August 13, 2002. This suit, which was filed in the United States District Court for the Eastern District of Louisiana and amended on March 14, 2005, names us and certain of our executive officers and directors as defendants and alleges that the individual defendants issued false and misleading statements to the investing public during the period between May 23, 2000 and August 13, 2002 regarding our financial condition, which resulted in the artificial inflation of the price of our common stock during that period. More specifically, the plaintiffs allege that the defendants failed to disclose and/or misrepresented that: (1) we were increasing our subscriber base by signing up high credit risk customers; (2) accounting changes implemented by us were done in order to conceal our declining revenues; (3) we had been experiencing high involuntary disconnections related to our high credit risk customers; (4) we experienced lower subscription growth as a result of our policy that required credit-challenged customers to pay substantial deposits upon initiation of services; and (5) we were engaged in a significant dispute with Sprint regarding our business relationship with that entity. The plaintiffs seek: (A) compensatory damages against all defendants for damages alleged to have been sustained as a result of the alleged wrongdoing; (B) an award to the plaintiffs for their reasonable costs and expenses incurred in this action; and (C) other relief customarily sought in a class action lawsuit. On August 25, 2004, a federal shareholder derivative action lawsuit was filed by Don Feyler, derivatively on behalf of us, against certain of our executive officers and directors, and against us as a nominal defendant. This suit, which was filed in the United States District Court for the Eastern District

of Louisiana and amended on March 7, 2005, and with which the Romero lawsuit described above was consolidated on December 6, 2004, alleges that the individual defendants committed violations of state law, including breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment during the period between May 23, 2000 and August 13, 2002. More specifically, the plaintiff alleges that: (1) our increasing revenues and profits from 2000 through 2002 were not the result of increased PCS subscribers, but rather were the result of a scheme to artificially inflate the price of our common stock; (2) the defendants failed to exercise effective oversight of our business and executives; (3) the defendants participated in and/or approved of such misconduct to obtain financial and social benefits for themselves, to further their personal and business interests, and to allow many of them to maintain their positions of control over us so that they would not be sued for wrongdoing; (4) while disseminating this false information, certain of the defendants sold over $13 million of their personally held stock; and (5) we failed to disclose that we were engaged in a significant dispute with Sprint regarding our business relationship with that entity. The plaintiff seeks: (A) judgment against the individual defendants and in favor of us for the damages alleged to have been sustained by us as a result of the alleged misconduct; (B) equitable and/or injunctive relief, including restricting the proceeds of the individual defendants’ trading activities or their other assets so as to assure that the plaintiff has an effective remedy; (C) an award to us of restitution from the individual defendants and ordering disgorgement of all alleged benefits obtained by the individual defendants; (D) an award to the plaintiff for the costs and disbursements of this action; and (E) other relief customarily sought in a shareholder derivative action lawsuit. On October 21, 2004, a state shareholder derivative class action lawsuit was filed by Stephen Morris, derivatively on behalf of us, against certain of our executive officers and directors, and against us as a nominal defendant. This suit, which was filed in the 14th Judicial District Court for the Parish of Calcasieu in the State of Louisiana, alleges that the individual defendants committed violations of state law, including breaches of fiduciary duty, abuse of control, and insider selling and misappropriation of information during the period between May 23, 2000 and August 13, 2002. The plaintiff makes essentially the same allegations as the plaintiffs in the Romero and Feyler lawsuits described above; and the plaintiff seeks: (A) all damages allegedly sustained by us as a result of the alleged misconduct; (B) all equitable and/or injunctive relief permitted by law; (C) restitution and disgorgement of alleged profits; (D) attorneys’ fees and costs; and (E) other relief customarily sought in a shareholder derivative class action lawsuit. The parties in this case have agreed to a stay of proceedings pending a decision on a contemplated motion to dismiss in the Romero and Feyler lawsuits described above. We are vigorously defending the Romero, Feyler and Morris lawsuits, but it is too soon to make any meaningful predictions as to their outcomes.

Item 6. Exhibits and Reports on Form 8-K

a. Exhibits

The following exhibits are filed as part of this report:

3.1	Third Restated Articles of Incorporation of US Unwired Inc. (Incorporated by reference to Exhibit 3.1 of Form 10-Q filed by the Registrant on May 9, 2002)

3.2	Bylaws of US Unwired Inc. as amended on April 29, 2003. (Incorporated by reference to Exhibit 4.i.a. filed with the Registrant’s Quarterly Report on Form 10-Q on November 13, 2003)

4.1	Indenture, dated as of September 16, 2004, between US Unwired Inc., the Guarantors listed therein and U.S. Bank National Association, as trustee for the 10% Second Priority Senior Secured Notes due 2012. (Incorporated by reference to Exhibit 4.20 to the Registration Statement on Form S-4 filed by US Unwired Inc., Louisiana Unwired, LLC, Unwired Telecom Corp., Texas Unwired, Georgia PCS Management, L.L.C., and Georgia PCS Leasing, LLC on July 9, 2004, Registration No. 333-117284)

4.2	Indenture, dated as of September 16, 2004, between US Unwired Inc., the Guarantors listed therein and U.S. Bank National Association, as trustee for the First Priority Senior Secured Floating Rate Notes due 2010. (Incorporated by reference to Exhibit 4.21 to the Registration Statement on Form S-4 filed by US Unwired Inc., Louisiana Unwired, LLC, Unwired Telecom Corp., Texas Unwired, Georgia PCS Management, L.L.C., and Georgia PCS Leasing, LLC on July 9, 2004, Registration No. 333-117284)

4.3	Intercreditor Agreement, dated as of September 16, 2004, between U.S. Bank National Association, as trustee for the 2010 Noteholders referred to therein, U.S. Bank National Association, as trustee for the 2012 Noteholders referred to therein, U.S. Bank National Association, as collateral agent pursuant to the 2010 Indenture and the 2012 Indenture referred to therein, US Unwired, Inc., the Subsidiary Guarantors referred to therein, the Loan Parties referred to therein, and the Secured Parties and Secured Party Representatives referred to therein. (Incorporated by reference to Exhibit 4.22 to the Registration Statement on Form S-4 filed by US Unwired Inc., Louisiana Unwired, LLC, Unwired Telecom Corp., Texas Unwired, Georgia PCS Management, L.L.C., and Georgia PCS Leasing, LLC on July 9, 2004, Registration No. 333-117284)

4.4	Security Agreement, dated as of September 16, 2004, between US Unwired Inc., the Subsidiary Guarantors referred to therein, and U.S. Bank National Association, as collateral agent for the Secured Parties referred to therein. (Incorporated by reference to Exhibit 4.23 to the Registration Statement on Form S-4 filed by US Unwired Inc., Louisiana Unwired, LLC, Unwired Telecom Corp., Texas Unwired, Georgia PCS Management, L.L.C., and Georgia PCS Leasing, LLC on July 9, 2004, Registration No. 333-117284)

4.5	Intellectual Property Security Agreement, dated as of September 16, 2004, between US Unwired, Inc., the Subsidiary Guarantors referred to therein, and U.S. Bank National Association, as collateral agent for the Secured Parties referred to therein. (Incorporated by reference to Exhibit 4.24 to the Registration Statement on Form S-4 filed by US Unwired Inc., Louisiana Unwired, LLC, Unwired Telecom Corp., Texas Unwired, Georgia PCS Management, L.L.C., and Georgia PCS Leasing, LLC on July 9, 2004, Registration No. 333-117284)

4.6	Multiple Indebtedness Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing by US Unwired Inc. in favor of U.S. Bank National Association, in its capacity as collateral agent, dated September 15, 2004. (Incorporated by reference to Exhibit 4.26 to the Registration Statement on Form S-4 filed by US Unwired Inc., Louisiana Unwired, LLC, Unwired Telecom Corp., Texas Unwired, Georgia PCS Management, L.L.C., and Georgia PCS Leasing, LLC on July 9, 2004, Registration No. 333-117284)

4.7	Possessory Security Agreement dated July 14, 2004 by US Unwired Inc. in favor of Whitney National Bank. (Incorporated by reference to Exhibit 4.14 of Form 10-Q filed by the Registrant on November 2, 2004)

4.8	Registration Rights Agreement dated as of October 29, 1999 between US Unwired Inc. and The 1818 Fund, LP. (Incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-4, Registration Nos. 333-92271, 333-92271-01 and 333-92271-02, filed by US Unwired Inc., Louisiana Unwired, LLC and Unwired Telecom Corp. on December 7, 1999)

4.9	First Amendment to Registration Rights Agreement dated as of February 15, 2000 by and among US Unwired Inc., The 1818 Fund III, L.P., TCW Leveraged Income Trust, L.P., TCW Leveraged Income Trust II, L.P., TCW Shared Opportunity Fund II, L.P., TCW Shared Opportunity Fund IIB, LLC, TCW Shared Opportunity Fund III, L.P., TCW/Crescent Mezzanine Trust II, TCW/Crescent Mezzanine Partners II, L.P. and Brown University Third Century Fund (Incorporated by reference to Exhibit 10.19 to Amendment No. 2 to the Registration Statement on Form S-4, Registration Nos. 333-92271, 333-92271-01 and 333-92271-02, filed by US Unwired Inc., Louisiana Unwired, LLC and Unwired Telecom Corp. on February 23, 2000)

4.10	Second Amendment to Registration Rights Agreement dated as of June 9, 2000 by and among US Unwired Inc., The 1818 Fund III, L.P., TCW Leveraged Income Trust, L.P., TCW Leveraged Income Trust II, L.P., TCW Shared Opportunity Fund II, L.P., TCW Shared Opportunity Fund IIB, LLC, TCW Shared Opportunity Fund III, L.P., TCW/Crescent Mezzanine Trust II, TCW/Crescent Mezzanine Partners II, L.P. and Brown University Third Century Fund. (Incorporated by reference to Exhibit 4.15 of Form 10-K filed by the Registrant on March 2, 2004).

4.11	Shareholders Agreement dated as of October 29, 1999 by and among US Unwired Inc., The 1818 Fund III, L.P. and the shareholders of US Unwired Inc. who are signatories thereto. (Incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-4, Registration Nos. 333-92271, 333-92271-01 and 333-92271-02, filed by US Unwired Inc., Louisiana Unwired, LLC and Unwired Telecom Corp. on December 7, 1999)

4.12	First Amendment to Shareholders Agreement dated as of February 15, 2000 by and among US Unwired Inc., The 1818 Fund III, L.P., TCW Leveraged Income Trust, L.P., TCW Leveraged Income Trust II, L.P., TCW Shared Opportunity Fund II, L.P., TCW Shared Opportunity Fund IIB, LLC, TCW Shared Opportunity Fund III, L.P., TCW/Crescent Mezzanine Trust II, TCW/Crescent Mezzanine Partners II, L.P. and Brown University Third Century Fund. (Incorporated by reference to Exhibit 10.18 to Amendment No. 2 to the Registration Statement on Form S-4, Registration Nos. 333-92271, 333-92271-01 and 333-92271-02, filed by US Unwired Inc., Louisiana Unwired, LLC and Unwired Telecom Corp. on February 23, 2000)

4.13	Second Amendment to Shareholders Agreement dated as of May 16, 2000 among US Unwired Inc., The 1818 Fund III, L.P., TCW Leveraged Income Trust, L.P., TCW Leveraged Income Trust II, L.P., TCW Shared Opportunity Fund II, L.P., TCW Shared Opportunity Fund IIB, LLC, TCW Shared Opportunity Fund III, L.P., TCW/Crescent Mezzanine Trust II, TCW/Crescent Mezzanine Partners II, L.P. and Brown University Third Century Fund, and the shareholders of US Unwired Inc. named therein. (Incorporated by reference to Exhibit 10.29 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-1, Registration Nos. 333-33964 filed by US Unwired Inc. on May 18, 2000)

4.14	Registration Rights Agreement, dated April 1, 2002, by and among the Registrant, and Investcorp IWO Limited Partnership, Ballet Limited, Denary Limited, Gleam Limited, Highlands Limited, Noble Limited, Outrigger Limited, Quill Limited, Radial Limited, Shoreline Limited, Zinnia Limited, Investcorp Investment Equity Limited, Alloway Limited, Carrigan Limited, Frankfort Limited, Paugus Limited, Wireless International Limited, Wireless Equity Limited, Wireless Holdings Limited, Wireless Investments Limited, IWO Equity Limited, IWO Investments Limited, Cellular Equity Limited, Mobile Holdings Limited, Wireless IIP Limited, Equity IWO Limited, New IWO Equity Limited, New Wireless IIP Limited, New Equity IWO Limited, Odyssey Investment Partners Fund, LP, Odyssey Coinvestors, LLC, Paribas North America Inc., TCW/Crescent Mezzanine Trust II, TCW/Crescent Mezzanine Partners II, LP, TCW/Crescent Leveraged Income Trust, LP, TCW/Crescent Leveraged Income Trust II, LP, TCW/Crescent Leveraged Income Trust IV, LP, Solon Kandel, J.K. Hage III, Steven Nielsen, Delhi PCS Inc., Dry Brook Holdings LLC, MTC North Inc., Newport PCS Inc., Finger Lakes Technologies Group Inc., Adirondack Capital LLC, Cerberus Investments LP, Charles Lane, William L. Henning, Sr., Lena B. Henning, William L. Henning, Jr., John A. Henning, and Thomas G. Henning. (Incorporated by reference to Exhibit 4(i)(e) filed with the Registrant’s Quarterly Report on Form 10-Q on August 13, 2002)

4.15	Agreement and Plan of Merger, dated as of February 8, 2002 by and among US Unwired Inc., Saints Sub, LLC and Georgia PCS Management, LLC. (Incorporated by reference to Exhibit 2.1 filed with US Unwired Inc.’s Amendment to Current Report on Form 8-K on March 22, 2002)

4.16	Warrant Agreement dated as of February 2, 2001 by and among IWO Holdings, Inc., a Delaware corporation and Firstar Bank, N.A. as warrant agent (Incorporated by reference to Exhibit 10.20 filed with the registration statement on Form S-4, filed by IWO Holdings, Inc. and Independent Wireless One Corporation on April 13, 2001, Registration no. 333-58902)

4.17	Warrant Registration Rights Agreement, dated as of February 2, 2001, among IWO Holdings, Inc. and Credit Suisse First Boston Corporation (acting through an affiliate, Donaldson, Lufkin & Jenrette Securities Corporation), Chase Securities Inc., BNP Paribas Securities Corp. and UBS Warburg LLC as representatives of the initial purchasers of IWO Holdings, Inc.’s senior notes and warrants. (Incorporated by reference to Exhibit 4.19 of the Form 10-K filed by US Unwired Inc. on March 31, 2003)

31.1	Certification by President and Chief Executive Officer.

31.2	Certification by Chief Financial Officer.

32.1	Section 1350 certification by President and Chief Executive Officer.

32.2	Section 1350 certification by Chief Financial Officer.

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

April 29, 2005	US UNWIRED INC.

	By:	/s/ Jerry E. Vaughn
Jerry E. Vaughn
Chief Financial Officer