Form 10-Q
period 2005-06-30
US UNWIRED INC
filed 2005-07-29
CIK 1024149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number …000-22003…

US UNWIRED INC.

(Exact name of registrant as specified in its charter)

Louisiana	72-1457316
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

901 Lakeshore Drive Lake Charles, LA	70601
(Address of principal executive offices)	(Zip code)

(337) 436-9000
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐.

There were 166,215,133 shares of common stock, $0.01 par value per share, outstanding at July 21, 2005.

Part I Financial Information

Item 1. Financial Statements

US UNWIRED INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2005	December 31, 2004
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$99,101	$80,413
Subscriber receivables, net	31,507	25,349
Other receivables	470	1,437
Inventory	4,258	3,683
Prepaid expenses and other assets	10,416	8,049
Receivables from officers	109	156
Current assets related to discontinued operations	—	54,408

Total current assets	145,861	173,495

Property and equipment, net	189,946	205,376
Goodwill	46,705	46,705
Intangibles, net	12,669	13,093
Other assets	18,317	19,349
Non-current assets related to discontinued operations	—	181,770

Total assets	$413,498	$639,788

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$55,900	$43,649
Accrued expenses	33,636	44,942
Current maturities of long-term obligations	502	490
Current liabilities related to discontinued operations	—	419,885

Total current liabilities	90,038	508,966

Long-term obligations, net of current maturities	364,167	364,351
Other long-term liabilities	35,438	37,092
Investments in and advances to unconsolidated affiliates	—	2,467
Non-current liabilities related to discontinued operations	—	5,851

Stockholders’ deficit:
Common stock	1,646	1,637
Additional paid in capital	752,798	751,576
Retained deficit	(830,579)	(1,032,142)
Treasury stock	(10)	(10)

Total stockholders’ deficit	(76,145)	(278,939)

Total liabilities and stockholders’ deficit	$413,498	$639,788

See accompanying notes to condensed consolidated financial statements

US UNWIRED INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenue:
Subscriber	$85,155	$72,210	$166,125	$141,020
Roaming	24,386	24,176	46,777	46,786
Merchandise sales	4,643	4,777	10,763	10,816
Other revenue	2,681	324	7,375	663

Total revenue	116,865	101,487	231,040	199,285

Expense:
Cost of service	56,183	54,329	111,835	101,258
Merchandise cost of sales	8,164	10,279	17,423	20,422
General and administrative	8,201	5,856	15,243	12,469
Sales and marketing	16,758	15,326	32,789	30,568
Non-cash stock compensation	73	44	80	89
Depreciation and amortization	14,431	14,409	29,370	29,897

Total operating expense	103,810	100,243	206,740	194,703

Operating income	13,055	1,244	24,300	4,582
Other income (expense):
Interest expense, net	(8,022)	(15,862)	(16,054)	(29,068)
Gain (loss) on sale of assets	(28)	(160)	10	(630)
Loss on debt restructuring	—	(54,493)	—	(54,493)

Total other expense	(8,050)	(70,515)	(16,044)	(84,191)
Income (loss) from continuing operations before equity in income of unconsolidated affiliates	5,005	(69,271)	8,256	(79,609)
Equity in income of unconsolidated affiliates	2,467	138	2,467	254

Income (loss) from continuing operations	7,472	(69,133)	10,723	(79,355)

Discontinued operations:
Gain (loss) on disposal of discontinued operations	—	(52)	192,853	16,131
Loss from discontinued operations	—	(6,574)	(2,013)	(22,936)

	—	(6,626)	190,840	(6,805)

Net income (loss)	$7,472	$(75,759)	$201,563	$(86,160)

Basic earnings per share:
Continuing operations	$0.05	$(0.49)	$0.07	$(0.59)
Discontinued operations	—	(0.05)	1.16	(0.05)

	$0.05	$(0.54)	$1.23	$(0.64)

Diluted earnings per share:
Continuing operations	$0.04	$(0.49)	$0.06	$(0.59)
Discontinued operations	—	(0.05)	$1.13	(0.05)

	$0.04	$(0.54)	$1.19	$(0.64)

Weighted average outstanding common shares:
Basic	164,396	140,981	164,132	134,953

Diluted	168,762	140,981	168,449	134,953

See accompanying notes to condensed consolidated financial statements

US UNWIRED INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the six months ended June 30,
	2005	2004
Cash flows from operating activities

Net cash provided by operating activities	$32,080	$40,082

Cash flows from investing activities

Proceeds from sale of assets	43	43,155
Distribution from unconsolidated affiliates	—	500
Payments for the purchase of equipment	(14,537)	(10,596)

Net cash (used in) provided by investing activities	(14,494)	33,059

Cash flows from financing activities

Proceeds from long-term obligations	—	358,416
Proceeds from exercised options	1,344	194
Principal payments of long-term obligations	(242)	(327,441)
Debt issuance cost	—	(12,508)

Net cash provided by financing activities	1,102	18,661

Net increase in cash and cash equivalents	18,688	91,802

Cash and cash equivalents at beginning of period	80,413	64,856

Cash and cash equivalents at end of period	$99,101	$156,658

See accompanying notes to condensed consolidated financial statements

US UNWIRED INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of US Unwired Inc. (“the Company” or “US Unwired”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

As discussed in Note 2, as a result of the divestiture of IWO Holdings, Inc. (“IWO”) by US Unwired in February 2005, IWO is presented as a discontinued operation for all periods presented. As such, information contained in this filing may not be comparable to information presented in prior filings with the Securities and Exchange Commission (“SEC”), which included the operating results of IWO on a consolidated basis with US Unwired. The condensed financial statements contained herein do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes included in the Form 10-K for US Unwired Inc. for the year ended December 31, 2004, filed with the SEC on March 14, 2005.

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment,” which is a revision of FASB Statement No. 123, “Accounting for Stock Based Compensation.” Statement 123R supersedes APB No. 25, “Accounting for Stock Issued to Employees” and amends FASB Statement No. 95, “Statement of Cash Flows.” The Company intends to adopt Statement 123R on January 1, 2006 using the modified prospective method. The Company continues to analyze the effects of adopting the new standard, but does not expect its impact to be significantly different than the application of FASB Statement No. 123. The pro forma effect of applying FASB 123 is disclosed in Note 8 – Stock Compensation.

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

On July 10, 2005, the Company, Sprint Corporation (“Sprint”) and UK Acquisition Corporation (“UK”), a wholly owned subsidiary of Sprint, entered into an Agreement and Plan of Merger (“Merger Agreement”), pursuant to which UK agreed to acquire the Company for approximately $1.3 billion. The Merger Agreement is subject to certain conditions as contained therein. Under the terms of the Merger Agreement, UK commenced a cash tender offer to acquire all of the Company’s outstanding common stock at a price of $6.25 per share. Following the completion of the tender offer, any remaining shares of the Company will be acquired in a cash merger at the same price. Sprint will also acquire the Company’s long-term obligations, in connection with the transaction.

Upon completion of the merger, the Company will become a wholly owned subsidiary of Sprint. As part of the Merger Agreement, the Company and Sprint sought a temporary stay of litigation pending in U.S. District Court in Lake Charles, La., including US Unwired’s request for an injunction to block the merger of Sprint and Nextel Communications, Inc., with a final resolution to become effective upon the closing of the acquisition. The merger is expected to close in the third quarter of 2005.

Beginning in December 2004, a series of actions were initiated that resulted in the divestiture of IWO on February 10, 2005. During a transition period that concluded on June 10, 2005, the Company provided certain managerial services to IWO. The accompanying unaudited consolidated financial statements reflect IWO as a discontinued operation.

3. Details of Certain Balance Sheet Accounts

Major categories of property and equipment consisted of the following:

	June 30, 2005	December 31, 2004
	(In thousands)
Land	$452	$452
Buildings and leasehold improvements	13,421	13,005
Facilities and equipment	417,639	405,686
Furniture, fixtures and vehicles	25,991	25,122
Construction in progress	9,435	9,692

	466,938	453,957
Less accumulated depreciation and amortization	276,992	248,581

	$189,946	$205,376

Intangible assets consisted of the following:

	June 30, 2005	December 31, 2004
	(In thousands)
Sprint affiliation agreement	$15,500	$15,500
Less accumulated amortization	2,831	2,407

Intangible assets, net	$12,669	$13,093

4. Net Income (Loss) from Continuing Operations per Share

The following table presents a reconciliation of numerators and denominators of basic and diluted income (loss) per share from continuing operations (in thousands, except for per share data):

	Three months ended June 30,		Six months ended June 30,
Numerator:	2005	2004	2005	2004
Income (loss) from continuing operations	$7,472	$(69,133)	$10,723	$(79,355)
Income (loss) from discontinued operations	—	(6,626)	190,840	(6,805)

Net income (loss)	$7,472	$(75,759)	$201,563	$(86,160)

Denominator:
Weighted average common shares outstanding before employee options and other	164,396	140,981	164,132	134,953
Employee options, warrants and stock-based compensation arrangements	4,366	—	4,317	—

Weighted average common shares outstanding	168,762	140,981	168,449	134,953

Basic earnings per share from continuing operations	$0.05	$(0.49)	$0.07	$(0.59)
Basic earnings per share from discontinued operations	—	(0.05)	1.16	(0.05)

	$0.05	$(0.54)	$1.23	$(0.64)

Diluted earnings per share from continuing operations	$0.04	$(0.49)	$0.06	$(0.59)
Diluted earnings per share from discontinued operations	—	(0.05)	$1.13	(0.05)

	$0.04	$(0.54)	$1.19	$(0.64)

Excluded from the dilutive securities described are employee and other stock options to acquire 8.3 million and 10.5 million shares as of the three and six-month periods ended June 30, 2005 and June 30, 2004, respectively. These exclusions were made because the exercise prices of the options and warrants were greater than the average market price of the common stock for the period, or because of our net losses, both of which would have had an anti-dilutive effect.

5. Long-Term Obligations

Long-term obligations, including capital lease obligations, consisted of the following:

	June 30, 2005	December 31, 2004
	(In thousands)
First priority senior secured floating rate notes due 2010	$125,000	$125,000
Second priority senior secured notes due 2012	233,552	233,482
Capital leases	6,117	6,359

Total long-term obligations	364,669	364,841
Less current maturities	502	490

Long-term obligations, excluding current maturities	$364,167	$364,351

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

Reimbursement and Collateral Account Agreement

On July 14, 2004, US Unwired entered into a Possessory Security Agreement with Whitney National Bank (“Whitney”) pursuant to which US Unwired pledged cash to Whitney in an amount equal to 100% of US Unwired’s maximum repayment obligations with respect to any letters of credit issued by Whitney National Bank. As of June 30, 2005, the Company had $1.7 million in outstanding letters of credit.

6. Commitments and Contingencies

As discussed in Note 2, the Company, Sprint Corporation and UK Acquisition Corp., a wholly owned subsidiary of Sprint, entered into a merger agreement, pursuant to which Sprint agreed to acquire the Company for approximately $1.3 billion. The merger agreement contains certain termination rights for each of Sprint and the Company and further provides that upon termination of the merger agreement under specified circumstances, the Company may be required to pay Sprint a termination fee of $35 million as liquidated damages to reimburse Sprint for its time, expense and related costs.

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

As a result of the divestiture of IWO on February 10, 2005, the Company’s net operating loss carry forwards for federal income tax purposes were reduced to approximately $392 million from a reported $762 million at December 31, 2004. This carry forward, which may provide future tax benefits, begins to expire in 2019. Under the provisions of the Internal Revenue Code, certain substantial changes in the Company’s ownership may limit the amount of federal net operating loss carry forwards that could be used in future years to offset taxable income and taxes payable. Also as a result of the IWO divestiture, the Company’s net tax operating loss carry forwards for state income tax purposes were reduced to $375 million from a reported $388 million at December 31, 2004. Net tax operating loss carry forwards for state income tax purposes will begin to expire in 2012.

The Company recognized income from cancellation of indebtedness on the divestiture of IWO. Pursuant to federal and state income tax laws, the Company should not have to recognize cancellation of debt income for tax purposes.

8. Stock Compensation

The Company accounts for its stock compensation arrangements under the provision of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”

Had compensation expense for the Company’s stock option plan been determined in accordance with SFAS No. 123, the Company’s net income (loss) and basic and diluted net income (loss) per share of common stock for the three and six-month periods ended June 30, 2005 and 2004 would have been (in thousands except earnings per share):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net income (loss):
As reported	$7,472	$(75,759)	$201,563	$(86,160)
Add recorded non-cash stock compensation	73	44	80	89
Less stock compensation in accordance with SFAS No. 123	(669)	(604)	(912)	(1,242)

Pro forma net income (loss)	$6,876	$(76,319)	$200,731	$(87,313)

Basic earnings (loss) per share:
As reported	$0.05	$(0.54)	$1.23	$(0.64)

Pro forma net loss per share	$0.04	$(0.54)	$1.22	$(0.64)

Diluted earnings (loss) per share
As reported	$0.04	$(0.54)	$1.19	$(0.64)

Pro forma net loss per share	$0.04	$(0.54)	$1.19	$(0.65)

9. Subsequent Events

As discussed in Note 2, the Company, Sprint Corporation and UK Acquisition Corp., a wholly owned subsidiary of Sprint, entered into a merger agreement, pursuant to which Sprint agreed to acquire the Company for approximately $1.3 billion.

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

Revenues from the sales of merchandise, primarily wireless handsets and accessories, represent a separate earnings process and are recognized at the time of the customer purchase. These revenues and related costs are included in merchandise sales and cost of sales, respectively. We reduce recorded revenue for rebates and discounts given to subscribers on wireless handset sales in accordance with Emerging Issues Task Force (“EITF”) Issue No. 01-9 “Accounting for Consideration Given by a Vendor to a Subscriber (Including a Reseller of the Vendor’s Products).”

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

On July 10, 2005, we, Sprint Corporation (“Sprint”) and UK Acquisition Corporation (“UK”), a wholly owned subsidiary of Sprint, entered into an Agreement and Plan of Merger (“Merger Agreement”), pursuant to which UK agreed to acquire us for approximately $1.3 billion. The Merger Agreement is subject to certain conditions as contained therein. Under the terms of the Merger Agreement, UK commenced a cash tender offer to acquire all our outstanding common stock at a price of $6.25 per share. Following the completion of the tender offer, any of our remaining shares will be acquired in a cash merger at the same price. Sprint will also acquire our long-term obligations, in connection with the transaction. Upon completion of the merger, we will become a wholly owned subsidiary of Sprint. As part of the Merger Agreement, we and Sprint sought a temporary stay of litigation pending in U.S. District Court in Lake Charles, La., including our request for an injunction to block the merger of Sprint and Nextel Communications, Inc., with a final resolution to become effective upon the closing of the acquisition. The merger is expected to close in the third quarter of 2005.

Beginning in December 2004, a series of actions were initiated that resulted in the divestiture of IWO in February 2005. During a transition period that concluded on June 10, 2005, we provided certain managerial services to IWO. Our accompanying unaudited financial statements reflect IWO as a discontinued operation.

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

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Subscribers

Gross Additions	65,644	54,679	149,697	129,107

Net Additions	11,894	11,395	47,015	44,119

Total Customers	516,546	442,668	516,546	442,668

Churn, monthly	3.2%	3.0%	3.2%	3.1%

Reseller subscribers	117,990	65,109	117,990	65,109

Average Revenue Per User, Monthly (1)

Including Roaming	$71.51	$73.53	$71.97	$74.42

Without Roaming	$55.59	$55.08	$56.16	$55.88

Cost Per Gross Addition (2)	$309	$381	$264	$311

Average Monthly MOUs Per Subscriber

Home	942	744	911	700

Roaming Off Our Network	225	249	225	243

System MOUs (Millions)

Subscriber	1,443	976	2,696	1,766

Roaming	511	449	984	861

Licensed POPs (Millions)	11.3	11.3	11.3	11.3

Covered POPs (Millions)	8.1	8.1	8.1	8.1

Towers (Owned and Leased)	1,249	1,208	1,249	1,208

(1)	Average Revenue Per User (“ARPU”)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenue (in thousands):
Service	$85,155	$72,210	$166,125	$141,020
Roaming	24,386	24,176	46,777	46,786

Service and roaming	$109,541	$96,386	$212,902	$187,806

Average subscribers	510,599	436,971	493,039	420,609

Monthly ARPU:
Service	$55.59	$55.08	$56.16	$55.88
Roaming	15.92	18.45	15.81	18.54

Service and roaming	$71.51	$73.53	$71.97	$74.42

(2)	Cost Per Gross Addition (“CPGA”)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
CPGA expense (in thousands):
Merchandise cost of sales	$8,164	$10,279	$17,423	$20,422
Sales and marketing	16,758	15,326	32,789	30,568
Less: Merchandise sales	(4,643)	(4,777)	(10,763)	(10,816)

Total CPGA costs	$20,279	$20,828	$39,449	$40,174

Gross subscriber additions	65,644	54,679	149,697	129,107

CPGA	$309	$381	$264	$311

Subscribers

We refer to our customers as “subscribers”. Gross additions refer to the total number of new subscribers added during the period. Net Additions refer to the total number of new subscriber additions during the period reduced by any subscribers that have cancelled or terminated their service with us during this same period.

The number of gross and net additions increased for the three and six-month periods ended June 30, 2005 as compared to the three and six-month periods ended June 30, 2004 primarily as a result of our continuing marketing efforts to attract new subscribers.

Reseller Subscribers

We participate in a reseller program in our service area through Sprint as part of the partnership between Sprint and Virgin Mobile USA, LLC (“Virgin”). In July 2005, we terminated this agreement but have agreed to operate under a sixty-day extension pending the completion of the cash merger between US Unwired and Sprint. The agreement allows Virgin to sell prepaid wireless services and pay us for use of our network on a per minute basis. The number of reseller subscribers increased for the three and six-month periods ended June 30, 2005 as compared to the three and six-month periods ended June 30, 2004 primarily as a result of marketing and sales efforts.

Churn

Churn is the monthly rate of customer turnover expressed as a percentage of our overall average customers for the reporting period. Customer turnover includes both customers that elected voluntarily to not continue using our service and customers that were involuntarily terminated from using our service because of non-payment. Churn is calculated by dividing the sum of (i) the number of customers that discontinue service; (ii) less those customers discontinuing their service within 30 days of their original activation date; and, (iii) adding back those customers that reactivate their service, by our overall average customers for the reporting period; and dividing the result by the number of months in the period. Churn increased for the three and six-month periods ended June 30, 2005 as compared to the three and six-month periods ended June 30, 2004. We experience an increase in disconnects due to the seasonality of our business and our churn is reflective of the difficulty in retaining credit challenged subscribers.

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

Effective January 1, 2005, Sprint reduced the reciprocal travel rate to $0.033 per minute in 2005 from $0.041 per minute in 2004. For the three-month period ended June 30, 2005, the reduction in the travel rate has resulted in a $3.8 million decrease to our revenues, a $3.3 million decrease to our expenses and a reduction to our cash flow of $0.5 million. For the six-month period ended June 30, 2005, the reduction in the travel rate has resulted in an $8.1 million decrease to our revenues, a $6.6 million decrease to our expenses and a reduction to our cash flow of $1.5 million.

Average Revenue per User

Average revenue per user (“ARPU”) is the average monthly service revenue per subscriber and is calculated by dividing total subscriber revenue for the period first by the average number of subscribers during the period and then by the number of months in the period. We present ARPU excluding and including roaming revenue.

The decrease in ARPU including roaming for the three and six-month periods ended June 30, 2005 as compared to the three and six-month periods ended June 30, 2004 was primarily as a result of the reduction in the Sprint reciprocal travel rate as discussed above and a decrease in non-Sprint subscriber usage that was partially offset by an increase in data usage and an increase in Virgin usage.

The increase in ARPU excluding roaming for the three and six-month periods ended June 30, 2005 compared to the three and six-month periods ended June 30, 2004 was primarily related to an increase in data usage.

Cost per Gross Addition

Cost per gross addition (“CPGA”) summarizes the average cost to acquire new customers during the reporting period. CPGA is computed by adding sales and marketing expenses and merchandise cost of sales and reducing the amount by the revenue from merchandise sales. The net amount is divided by the number of total new subscriber gross additions for the period. CPGA decreased in the three and six-month periods ended June 30, 2005 as compared to the three and six-month periods ended June 30, 2004 primarily as a result of our increased advertising expenses in 2004 related to the introduction of wireless portability that affected a significant portion of our markets beginning in November 2003 for metro markets and May 2004 for all other markets.

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

Three-Month Period Ended June 30, 2005 Compared to the Three-Month Period Ended June 30, 2004

Revenue

	Three-month period ended June 30,
	2005	2004
	(In thousands)
Subscriber revenue	$85,155	$72,210
Roaming revenue	24,386	24,176
Merchandise sales	4,643	4,777
Other revenue	2,681	324

Total revenue	$116,865	$101,487

Subscriber revenue

Total subscriber revenues were $85.2 million for the three-month period ended June 30, 2005 as compared to $72.2 million for the three-month period ended June 30, 2004, representing an increase of $13.0 million and was primarily as a result of an increase of $6.6 million in basic service and airtime, an increase of $4.6 million related to data usage and an increase of $1.8 million in other revenues that was primarily as a result of the increase in subscribers as discussed in Subscribers above.

Roaming revenue

Roaming revenues were comparable at $24.4 million for the three-month period ended June 30, 2005 as compared to $24.2 million for the three-month period ended June 30, 2004 as the decrease in the reciprocal travel rate with Sprint was offset by increases in voice and data volume. We continue to add cell sites in locations that we believe will enhance service and increase roaming revenue.

Merchandise sales

Merchandise sales were comparable at $4.6 million for the three-month period ended June 30, 2005 as compared to $4.8 million for the three-month period ended June 30, 2004. The cost of handsets typically exceeds the amount received from our subscribers because we subsidize the price of handsets to remain competitive in the marketplace.

Other revenues

Other revenues were $2.7 million for the three-month period ended June 30, 2005 as compared to $0.3 million for the three-month period ended June 30, 2004, representing an increase of $2.4 million and primarily related to management fees paid by IWO. Our management agreement to provide back office services to IWO terminated in June 2005.

Operating Expense

	Three-month period ended June 30,
	2005	2004
	(In thousands)
Cost of service	$56,183	$54,329
Merchandise cost of sales	8,164	10,279
General and administrative	8,201	5,856
Sales and marketing	16,758	15,326
Non-cash stock compensation	73	44
Depreciation and amortization	14,431	14,409

Total operating expense	$103,810	$100,243

Cost of service

Cost of service was $56.2 million for the three-month period ended June 30, 2005 as compared to $54.3 million for the three-month period ended June 30, 2004, representing an increase of $1.9 million. The increase primarily related to $0.6 million in handset upgrades that is part of our customer retention strategy, $0.2 million in our subscriber usage of non-US Unwired networks, $1.1 million in bad debts expense and $1.0 million in Sprint service bureau fees that were primarily volume related. The increase was partially offset by a decrease of $1.0 million related to property taxes.

Merchandise cost of sales

Merchandise cost of sales was $8.2 million for the three-month period ended June 30, 2005 as compared to $10.3 million for the three-month period ended June 30, 2004, representing a decrease of $2.1 million that was primarily as a result of cost reduction efforts that included the marketing of lower end and refurbished handsets. The cost of handsets typically exceeds the amount received from our subscribers because we subsidize the price of handsets to remain competitive in the marketplace.

General and administrative

General and administrative expenses were $8.2 million for the three-month period ended June 30, 2005 as compared to $5.9 million for the three-month period ended June 30, 2004, representing an increase of $2.3 million that was primarily the result of incurring $4.2 million in legal and other professional fees related to our lawsuit against Sprint that was partially offset by a reduction of $1.2 million in wages and benefits and $0.7 million in other general and administrative expenses primarily related to our divestiture of IWO.

Sales and marketing

Sales and marketing expenses were $16.8 million for the three-month period ended June 30, 2005 as compared to $15.3 million for the three-month period ended June 30, 2004, representing an increase of $1.5 million that was primarily related a $2.7 million increase in payments to independent agents that was partially offset by a $1.4 million decrease in advertising expense.

Non-cash stock compensation

Non-cash stock compensation was comparable at $73,000 for the three-month period ended June 30, 2005 and $44,000 for the three-month period ended June 30, 2004. The non-cash stock compensation consists of compensation expense related to the granting of certain stock options and restricted shares of our stock in July 1999, January 2000 and April 2005 with exercise prices less than the market value of our stock at the date of the grant and the impact of the stock options granted in connection with the IWO acquisition. The non-cash stock compensation expense is generally being amortized over the vesting periods of the options or restricted stock grants.

Depreciation and amortization

Depreciation and amortization expense was comparable at $14.4 million for the three-month period ended June 30, 2005 and the three-month period ended June 30, 2004.

Other Income/(Expense)

	Three-month period ended June 30,
	2005	2004
	( In thousands)
Interest expense	$(8,790)	$(16,153)
Interest income	768	291
Gain (loss) on sale of assets	(28)	(160)
Loss on debt restructuring	—	(54,493)

Total other expense	$(8,050)	$(70,515)

Interest expense was $8.8 million for the three-month period ended June 30, 2005 as compared to $16.2 million for the three-month period ended June 30, 2004, representing a decrease of $7.4 million and is primarily the result of our refinancing efforts that resulted in lower interest rates. Interest rates on our long-term obligations are discussed in detail in Note 5 to the unaudited condensed consolidated financial statements.

Interest income was $0.8 million for the three-month period ended June 30, 2005 as compared to $0.3 million for the three-month period ended June 30, 2004, representing an increase of $0.5 million and is primarily related to the increase in our cash position.

Loss on debt restructuring

During the three-month period ended June 30, 2004, we executed a series of transactions to refinance our long-term debt. We recognized a loss of $54.5 million related to the payment in full and termination of our senior secured credit facility and the retirement of a portion of our 133/8% senior subordinated discount notes using the proceeds from the sale of $360 million of new senior secured notes and approximately 34.5 million shares of our common stock.

Equity in income of unconsolidated affiliates

Equity in income of unconsolidated affiliates was $2.5 million for the three-month period ended June 30, 2005 as compared to $0.1 million for the three-month period ended June 30, 2004, representing an increase of $2.4 million and is primarily related to the release of our debt guaranty in an unconsolidated affiliate.

Discontinued operations

Our discontinued operations for the three-month period ended June 30, 2004 of $6.6 million include $6.4 million in losses associated with the operating results of IWO and $0.2 million in losses associated with the operating results of our cellular properties.

Six-month Period Ended June 30, 2005 Compared to the Six-month Period Ended June 30, 2004

Revenue

	Six-month period ended June 30,
	2005	2004
	(In thousands)
Subscriber revenue	$166,125	$141,020
Roaming revenue	46,777	46,786
Merchandise sales	10,763	10,816
Other revenue	7,375	663

Total revenue	$231,040	$199,285

Subscriber revenue

Total subscriber revenues were $166.1 million for the six-month period ended June 30, 2005 as compared to $141.0 million for the six-month period ended June 30, 2004, representing an increase of $25.1 million and was primarily as a result of an increase of $13.7 million in basic service and airtime, an increase of $8.9 million related to data usage and an increase of $4.4 million in other subscriber revenue primarily as a result of the increase in subscribers as discussed in Subscribers above.

Roaming revenue

Roaming revenues were comparable at $46.8 million for the six-month period ended June 30, 2005 and the six-month period ended June 30, 2004 as the decrease in the reciprocal travel rate with Sprint was offset by increases in voice and data volume.

Merchandise sales

Merchandise sales were comparable at $10.8 million for the six-month period ended June 30, 2005 and the six-month period ended June 30, 2004. The cost of handsets typically exceeds the amount received from our subscribers because we subsidize the price of handsets to remain competitive in the marketplace.

Other revenues

Other revenues were $7.4 million for the six-month period ended June 30, 2005 as compared to $0.7 million for the six-month period ended June 30, 2004, representing an increase of $6.7 million and primarily related to management fees paid by IWO from the February 10, 2005 date of the divestiture to the June 10, 2005 termination date of the management agreement.

Operating Expense

	Six-month period ended June 30,
	2005	2004
	(In thousands)
Cost of service	$111,835	$101,258
Merchandise cost of sales	17,423	20,422
General and administrative	15,243	12,469
Sales and marketing	32,789	30,568
Non-cash stock compensation	80	89
Depreciation and amortization	29,370	29,897

Total operating expense	$206,740	$194,703

Cost of service

Cost of service was $111.8 million for the six-month period ended June 30, 2005 as compared to $101.3 million for the six-month period ended June 30, 2004, representing an increase of $10.5 million. The increase primarily related to $1.0 million in our subscriber usage of non-US Unwired networks, $4.2 million in bad debts expense (after taking into consideration a $1.3 million settlement by Sprint in the six-month period ended June 30, 2004), $6.1 million in Sprint service bureau and franchise fees that was primarily volume related (after taking into consideration a $3.3 million true-up of 2003 Sprint PCS service bureau fees recorded in the six-month period ended June 30, 2004) and $0.3 million in lease expense primarily related to new tower leases that was partially offset by a decrease of $1.0 million in property taxes.

Merchandise cost of sales

Merchandise cost of sales was $17.4 million for the six-month period ended June 30, 2005 as compared to $20.4 million for the six-month period ended June 30, 2004, representing a decrease of $3.0 million that was primarily as a result of cost reduction efforts that included the marketing of lower end and refurbished handsets. The cost of handsets typically exceeds the amount received from our subscribers because we subsidize the price of handsets to remain competitive in the marketplace.

General and administrative

General and administrative expenses were $15.2 million for the six-month period ended June 30, 2005 as compared to $12.5 million for the six-month period ended June 30, 2004, representing an increase of $2.7 million that was primarily the result of incurring $5.7 million in legal and other professional fees related to our lawsuit against Sprint that was partially offset by reductions related to our IWO divestiture that included $1.5 million in wages and benefits, $0.7 million in collection agency fees and $0.7 million in insurance expense.

Sales and marketing

Sales and marketing expenses were $32.8 million for the six-month period ended June 30, 2005 as compared to $30.6 million for the six-month period ended June 30, 2004, representing an increase of $2.2 million that was primarily related to a $3.6 million increase in payments to independent agents that was partially offset by a $1.6 million decrease in advertising expense.

Non-cash stock compensation

Non-cash stock compensation was comparable at $80,000 for the six-month period ended June 30, 2005 and $89,000 for the six-month period ended June 30, 2004. The non-cash stock compensation consists of compensation expense related to the granting of certain stock options and restricted shares of our stock in July 1999. January 2000 and April 2005 with exercise prices less than the market value of our stock at the date of the grant and the impact of the stock options granted in connection with the IWO acquisition. The non-cash stock compensation expense is generally being amortized over the vesting periods of the options or restricted stock grants.

Depreciation and amortization

Depreciation and amortization expense was comparable at $29.4 million for the six-month period ended June 30, 2005 and $29.9 million for the six-month period ended June 30, 2004.

Other Income/(Expense)

	Six-month period ended June 30,
	2005	2004
	( In thousands)
Interest expense	$(17,401)	$(29,583)
Interest income	1,347	515
Gain (loss) on sale of assets	10	(630)
Loss on debt restructuring	—	(54,493)

Total other expense	$(16,044)	$(84,191)

Interest expense was $17.4 million for the six-month period ended June 30, 2005 as compared to $29.6 million for the six-month period ended June 30, 2004, representing a decrease of $12.2 million and is primarily the result of our refinancing efforts that resulted in lower interest rates. Interest rates on our long-term obligations are discussed in detail in Note 5 to the unaudited condensed consolidated financial statements.

Interest income was $1.3 million for the six-month period ended June 30, 2005 as compared to $0.5 million for the six-month period ended June 30, 2004, representing an increase of $0.8 million and is primarily related to the increase in our cash position.

Loss on debt restructuring

During the six-month period ended June 30, 2004, we executed a series of transactions to refinance our long-term debt. We recognized a loss of $54.5 million related to the payment in full and termination of our senior secured credit facility and the retirement of a portion of our 133/8% senior subordinated discount notes using the proceeds from the sale of $360 million of new senior secured notes and approximately 34.5 million shares of our common stock.

Equity in income of unconsolidated affiliates

Equity in income of unconsolidated affiliates was $2.5 million for the six-month period ended June 30, 2005 as compared to $0.3 million for the six-month period ended June 30, 2004, representing an increase of $2.2 million and is primarily related to the release of our debt guaranty in an unconsolidated affiliate.

Discontinued operations

In the six-month period ended June 30, 2005, we recorded a gain of $192.9 million related to the divestiture of IWO. In the six-month period ended June 30, 2004, we recorded a gain of $16.1 million related to the disposal of our cellular operations and certain cell site towers. Associated with these operations, our loss from discontinued operations decreased to $2.0 million in the six-month period ended June 30, 2005 from $22.9 million in the six-month period ended June 30, 2004.

Liquidity and Capital Resources

As of June 30, 2005, US Unwired had $99.1 million in cash and cash equivalents and $364.2 million in long-term indebtedness.

We periodically review all charges from Sprint PCS and from time to time, may dispute certain of these charges. As of June 30, 2005, we had disputed approximately $42.2 million of charges to US Unwired. Based upon the information provided to us by Sprint PCS to date, we believe the accompanying condensed consolidated balance sheet adequately reflects our obligation that may be due to Sprint for these charges. However, should these disputes be settled in a manner unsatisfactory to us, US Unwired’s cash flow would be adversely impacted to the extent of the unfavorable settlement.

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

Cash Flows

Our net cash increased by approximately $18.7 million in the six-month period ended June 30, 2005 and primarily consisted of $32.1 million in cash provided by operations and $1.3 million in proceeds from exercised stock options that was partially offset by $14.5 million in capital expenditures and $0.2 million in principal payments of long-term obligations.

Our net cash increased by approximately $91.8 million in the six-month period ended June 30, 2004. Net cash provided by operating activities during the six-month period ended June 30, 2004 was $40.1 million. Net cash provided by investing activities was $33.1 million and included $43.2 million in proceeds from the sale of assets primarily related to our cellular properties and cell site towers and $500,000 in distributions from unconsolidated affiliates that was partially offset by $10.6 million for capital expenditures. Cash provided by financing activities was $18.7 million and related to our refinancing efforts related to the issuance of new long-term obligations and the retirement of existing long-term obligations.

Seasonality

Like the wireless communications industry in general, there is an increase in subscriber additions in the fourth quarter due to the holiday season. A greater number of phones sold at holiday promotional prices causes our losses on merchandise sales to increase. Our sales and marketing expenses also increase with holiday promotional activities. We also experience an increase in pre-pay and sub-prime customers in the first quarter. We generally have the weakest demand for new wireless services during the summer. We expect these trends to continue based on historical operating results.

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

Our variable rate debt consists of borrowings made under the US Unwired $125 million aggregate principal amount First Priority Senior Secured Floating Rate Notes (“2010 Notes”) due June 15, 2010 (issued June 15, 2004). The US Unwired 2010 Notes bear interest at a floating rate equal to the London Interbank Offered Rate (“LIBOR”) plus 4.25% per year. For the six-month period ended June 30, 2005, the weighted average interest rate under the US Unwired 2010 Notes was 7.1%.

A one percent increase (decrease) in the variable interest rate would result in a $3.6 million increase (decrease) in the related interest expense on an average annual basis based upon borrowings outstanding at June 30, 2005.

Item 4. Controls and Procedures

As of June 30, 2005, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2005. There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II Other Information

Item 1. Legal Proceedings

On July 11, 2003, the Company and two of its subsidiaries sued Sprint and certain of its affiliates in the United States District Court for the Western District of Louisiana (the “Litigation”). The suit, as amended, includes allegations for violations of the Racketeer Influenced and Corrupt Organizations Act, breach of fiduciary duty, and breach of contract arising out of Sprint’s conduct in its dealings with the Company. In connection with the transactions contemplated by the Merger Agreement, Sprint, certain subsidiaries of Sprint, the Company, certain subsidiaries of the Company and Nextel Communications, Inc. (“Nextel”) entered into a Settlement Agreement and Mutual Release, dated July 10, 2005.

On August 12, 2004, a federal class action lawsuit was filed by Clodile Romero, Jr., individually and on behalf of all purchasers of our common stock between May 23, 2000 and August 13, 2002. This suit, which was filed in the United States District Court for the Eastern District of Louisiana and amended on March 14, 2005, names us and certain of our executive officers and directors as defendants and alleges that the individual defendants issued false and misleading statements to the investing public during the period between May 23, 2000 and August 13, 2002 regarding our financial condition, which resulted in the artificial inflation of the price of our common stock during that period. The plaintiffs seek compensatory damages, costs and expenses. US Unwired and the individual defendants are vigorously defending this action and filed a motion to dismiss on June 13, 2005. Plaintiff’s response is expected to be filed on or before August 12, 2005, and US Unwired’s reply will be due within 30 days of the plaintiff’s response.

On August 25, 2004, a shareholder derivative action was filed by Don Feyler, derivatively on behalf of the Company, against certain of our executive officers and directors, and against us as a nominal defendant. This suit, which was filed in the United States District Court for the Eastern District of Louisiana and consolidated with the Romero action described above on December 6, 2004. The suit as amended, alleges that the individual defendants committed violations of state law, including breaches of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment during the period between May 23, 2000 and August 13, 2002. The plaintiff seeks damages and equitable and/or injunctive relief, including restricting the proceeds of the individual defendants’ trading activities or their other assets so as to assure that the plaintiff has an effective remedy. US Unwired and the individual defendants are vigorously defending this action and filed a motion to dismiss on June 13, 2005. Plaintiff’s response is expected to be filed on or before August 12, 2005, and US Unwired’s reply will be due within 30 days of the plaintiff’s response.

On October 21, 2004, another shareholder derivative class action lawsuit was filed by Stephen Morris, derivatively on behalf of us, against certain of our executive officers and directors, and against us as a nominal defendant. This suit, which was filed in the 14th Judicial District Court for the Parish of Calcasieu in the State of Louisiana, alleges that the individual defendants committed violations of state law, including breaches of fiduciary duty, abuse of control, and insider selling and misappropriation of information during the period between May 23, 2000 and August 13, 2002. The plaintiff makes essentially the same allegations as the plaintiffs in the Romero and Feyler lawsuits described above and equitable and/or injunctive relief. The parties in this case have agreed to a stay of proceedings pending a decision on a contemplated motion to dismiss in the Romero and Feyler lawsuits described above.

After the public announcement of the execution of the Merger Agreement, on July 12, 2005, plaintiff Feyler filed a motion for leave to file a Verified Second Amended Shareholder Derivative and Class Action complaint. In the proposed amended complaint, plaintiff seeks to add an additional claim against our current directors for breach of the duties of care, loyalty, candor and independence owed to our public shareholders. Plaintiff alleges that the current directors have violated their fiduciary duties by entering into the Merger Agreement with Sprint to insulate themselves from liability and without regard to the fairness of the transaction to the Company’s shareholders. Plaintiff’s proposed amended complaint alleges the new claim as a putative class action, seeks to enjoin the Merger, and requests other relief including an undisclosed amount of damages, costs, and expert and attorney fees. The motion for leave to amend is scheduled to be heard by the Court on August 3, 2005. As of July 24, 2005, plaintiff had not asked the court to set a date for any injunction motion.

As noted above, we are vigorously defending the Romero, Feyler and Morris lawsuits, but it is too soon to make any meaningful predictions as to their outcomes.

Item 6. Exhibits and Reports on Form 8-K

a. Exhibits

The following exhibits are filed as part of this report:

2.1	Agreement and Plan of Merger dated July 10, 2005 among Sprint Corporation, UK Acquisition Corp. and US Unwired Inc.

2.2	Shareholders Agreement dated as of July 10, 2005 among Sprint Corporation and William L. Henning, William L. Henning, Jr., John A. Henning, Sr., Thomas G. Henning, Lena B. Henning, John A. Henning Exempt Class Trust No. 1, William L. Henning, Jr. Exempt Class Trust No. 1, Thomas G. Henning Exempt Class Trust No. 1, Cameron Communications, L.L.C., and The 1818 Fund III, L.P., solely in their respective individual capacities as Shareholders of US Unwired Inc.

2.3	Settlement Agreement and Mutual Release dated as of July 10, 2005 by and among Sprint Corporation, Sprint Spectrum L.P., WirelessCo, L.P., SprintCom Inc., Nextel Communications, Inc., US Unwired Inc. Louisiana Unwired L.L.C., Texas Unwired and Georgia PCS Management Inc.

3.1	Third Restated Articles of Incorporation of US Unwired Inc. (Incorporated by reference to Exhibit 3.1 of Form 10-Q filed by the Registrant on May 9, 2002)

3.2	Bylaws of US Unwired Inc. as amended on April 29, 2003. (Incorporated by reference to Exhibit 4.i.a. filed with the Registrant’s Quarterly Report on Form 10-Q on November 13, 2003)

4.1	Indenture, dated as of September 16, 2004, between US Unwired Inc., the Guarantors listed therein and U.S. Bank National Association, as trustee for the 10% Second Priority Senior Secured Notes due 2012. (Incorporated by reference to Exhibit 4.20 to the Registration Statement on Form S-4 filed by US Unwired Inc., Louisiana Unwired, LLC, Unwired Telecom Corp., Texas Unwired, Georgia PCS Management, L.L.C., and Georgia PCS Leasing, LLC on July 9, 2004, Registration No. 333-117284)

4.2	Indenture, dated as of September 16, 2004, between US Unwired Inc., the Guarantors listed therein and U.S. Bank National Association, as trustee for the First Priority Senior Secured Floating Rate Notes due 2010. (Incorporated by reference to Exhibit 4.21 to the Registration Statement on Form S-4 filed by US Unwired Inc., Louisiana Unwired, LLC, Unwired Telecom Corp., Texas Unwired, Georgia PCS Management, L.L.C., and Georgia PCS Leasing, LLC on July 9, 2004, Registration No. 333-117284)

4.3	Intercreditor Agreement, dated as of September 16, 2004, between U.S. Bank National Association, as trustee for the 2010 Noteholders referred to therein, U.S. Bank National Association, as trustee for the 2012 Noteholders referred to therein, U.S. Bank National Association, as collateral agent pursuant to the 2010 Indenture and the 2012 Indenture referred to therein, US Unwired, Inc., the Subsidiary Guarantors referred to therein, the Loan Parties referred to therein, and the Secured Parties and Secured Party Representatives referred to therein. (Incorporated by reference to Exhibit 4.22 to the Registration Statement on Form S-4 filed by US Unwired Inc., Louisiana Unwired, LLC, Unwired Telecom Corp., Texas Unwired, Georgia PCS Management, L.L.C., and Georgia PCS Leasing, LLC on July 9, 2004, Registration No. 333-117284)

4.4	Security Agreement, dated as of September 16, 2004, between US Unwired Inc., the Subsidiary Guarantors referred to therein, and U.S. Bank National Association, as collateral agent for the Secured Parties referred to therein. (Incorporated by reference to Exhibit 4.23 to the Registration Statement on Form S-4 filed by US Unwired Inc., Louisiana Unwired, LLC, Unwired Telecom Corp., Texas Unwired, Georgia PCS Management, L.L.C., and Georgia PCS Leasing, LLC on July 9, 2004, Registration No. 333-117284)

4.5	Intellectual Property Security Agreement, dated as of September 16, 2004, between US Unwired, Inc., the Subsidiary Guarantors referred to therein, and U.S. Bank National Association, as collateral agent for the Secured Parties referred to therein. (Incorporated by reference to Exhibit 4.24 to the Registration Statement on Form S-4 filed by US Unwired Inc., Louisiana Unwired, LLC, Unwired Telecom Corp., Texas Unwired, Georgia PCS Management, L.L.C., and Georgia PCS Leasing, LLC on July 9, 2004, Registration No. 333-117284)

4.6	Multiple Indebtedness Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing by US Unwired Inc. in favor of U.S. Bank National Association, in its capacity as collateral agent, dated September 15, 2004. (Incorporated by reference to Exhibit 4.26 to the Registration Statement on Form S-4 filed by US Unwired Inc., Louisiana Unwired, LLC, Unwired Telecom Corp., Texas Unwired, Georgia PCS Management, L.L.C., and Georgia PCS Leasing, LLC on July 9, 2004, Registration No. 333-117284)

4.7	Possessory Security Agreement dated July 14, 2004 by US Unwired Inc. in favor of Whitney National Bank. (Incorporated by reference to Exhibit 4.14 of Form 10-Q filed by the Registrant on November 2, 2004)

4.8	Registration Rights Agreement dated as of October 29, 1999 between US Unwired Inc. and The 1818 Fund, LP. (Incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-4, Registration Nos. 333-92271, 333-92271-01 and 333-92271-02, filed by US Unwired Inc., Louisiana Unwired, LLC and Unwired Telecom Corp. on December 7, 1999)

4.9	First Amendment to Registration Rights Agreement dated as of February 15, 2000 by and among US Unwired Inc., The 1818 Fund III, L.P., TCW Leveraged Income Trust, L.P., TCW Leveraged Income Trust II, L.P., TCW Shared Opportunity Fund II, L.P., TCW Shared Opportunity Fund IIB, LLC, TCW Shared Opportunity Fund III, L.P., TCW/Crescent Mezzanine Trust II, TCW/Crescent Mezzanine Partners II, L.P. and Brown University Third Century Fund (Incorporated by reference to Exhibit 10.19 to Amendment No. 2 to the Registration Statement on Form S-4, Registration Nos. 333-92271, 333-92271-01 and 333-92271-02, filed by US Unwired Inc., Louisiana Unwired, LLC and Unwired Telecom Corp. on February 23, 2000)

4.10	Second Amendment to Registration Rights Agreement dated as of June 9, 2000 by and among US Unwired Inc., The 1818 Fund III, L.P., TCW Leveraged Income Trust, L.P., TCW Leveraged Income Trust II, L.P., TCW Shared Opportunity Fund II, L.P., TCW Shared Opportunity Fund IIB, LLC, TCW Shared Opportunity Fund III, L.P., TCW/Crescent Mezzanine Trust II, TCW/Crescent Mezzanine Partners II, L.P. and Brown University Third Century Fund)

4.11	Shareholders Agreement dated as of October 29, 1999 by and among US Unwired Inc., The 1818 Fund III, L.P. and the shareholders of US Unwired Inc. who are signatories thereto. (Incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-4, Registration Nos. 333-92271, 333-92271-01 and 333-92271-02, filed by US Unwired Inc., Louisiana Unwired, LLC and Unwired Telecom Corp. on December 7, 1999)

4.12	First Amendment to Shareholders Agreement dated as of February 15, 2000 by and among US Unwired Inc., The 1818 Fund III, L.P., TCW Leveraged Income Trust, L.P., TCW Leveraged Income Trust II, L.P., TCW Shared Opportunity Fund II, L.P., TCW Shared Opportunity Fund IIB, LLC, TCW Shared Opportunity Fund III, L.P., TCW/Crescent Mezzanine Trust II, TCW/Crescent Mezzanine Partners II, L.P. and Brown University Third Century Fund. (Incorporated by reference to Exhibit 10.18 to Amendment No. 2 to the Registration Statement on Form S-4, Registration Nos. 333-92271, 333-92271-01 and 333-92271-02, filed by US Unwired Inc., Louisiana Unwired, LLC and Unwired Telecom Corp. on February 23, 2000)

4.13	Second Amendment to Shareholders Agreement dated as of May 16, 2000 among US Unwired Inc., The 1818 Fund III, L.P., TCW Leveraged Income Trust, L.P., TCW Leveraged Income Trust II, L.P., TCW Shared Opportunity Fund II, L.P., TCW Shared Opportunity Fund IIB, LLC, TCW Shared Opportunity Fund III, L.P., TCW/Crescent Mezzanine Trust II, TCW/Crescent Mezzanine Partners II, L.P. and Brown University Third Century Fund, and the shareholders of US Unwired Inc. named therein. (Incorporated by reference to Exhibit 10.29 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-1, Registration Nos. 333-33964 filed by US Unwired Inc. on May 18, 2000)

4.14	Registration Rights Agreement, dated April 1, 2002, by and among the Registrant, and Investcorp IWO Limited Partnership, Ballet Limited, Denary Limited, Gleam Limited, Highlands Limited, Noble Limited, Outrigger Limited, Quill Limited, Radial Limited, Shoreline Limited, Zinnia Limited, Investcorp Investment Equity Limited, Alloway Limited, Carrigan Limited, Frankfort Limited, Paugus Limited, Wireless International Limited, Wireless Equity Limited, Wireless Holdings Limited, Wireless Investments Limited, IWO Equity Limited, IWO Investments Limited, Cellular Equity Limited, Mobile Holdings Limited, Wireless IIP Limited, Equity IWO Limited, New IWO Equity Limited, New Wireless IIP Limited, New Equity IWO Limited, Odyssey Investment Partners Fund, LP, Odyssey Coinvestors, LLC, Paribas North America Inc., TCW/Crescent Mezzanine Trust II, TCW/Crescent Mezzanine Partners II, LP, TCW/Crescent Leveraged Income Trust, LP, TCW/Crescent Leveraged Income Trust II, LP, TCW/Crescent Leveraged Income Trust IV, LP, Solon Kandel, J.K. Hage III, Steven Nielsen, Delhi PCS Inc., Dry Brook Holdings LLC, MTC North Inc., Newport PCS Inc., Finger Lakes Technologies Group Inc., Adirondack Capital LLC, Cerberus Investments LP, Charles Lane, William L. Henning, Sr., Lena B. Henning, William L. Henning, Jr., John A. Henning, and Thomas G. Henning. (Incorporated by reference to Exhibit 4(i)(e) filed with the Registrant’s Quarterly Report on Form 10-Q on August 13, 2002)

4.15	Agreement and Plan of Merger, dated as of February 8, 2002 by and among US Unwired Inc., Saints Sub, LLC and Georgia PCS Management, LLC. (Incorporated by reference to Exhibit 2.1 filed with US Unwired Inc.’s Amendment to Current Report on Form 8-K on March 22, 2002)

4.16	Warrant Agreement dated as of February 2, 2001 by and among IWO Holdings, Inc., a Delaware corporation and Firstar Bank, N.A. as warrant agent (Incorporated by reference to Exhibit 10.20 filed with the registration statement on Form S-4, filed by IWO Holdings, Inc. and Independent Wireless One Corporation on April 13, 2001, Registration no. 333-58902)

4.17	Warrant Registration Rights Agreement, dated as of February 2, 2001, among IWO Holdings, Inc. and Credit Suisse First Boston Corporation (acting through an affiliate, Donaldson, Lufkin & Jenrette Securities Corporation), Chase Securities Inc., BNP Paribas Securities Corp. and UBS Warburg LLC as representatives of the initial purchasers of IWO Holdings, Inc.’s senior notes and warrants. (Incorporated by reference to Exhibit 4.19 of the Form 10-K filed by US Unwired Inc. on March 31, 2003)

31.1	Certification by President and Chief Executive Officer.

31.2	Certification by Chief Financial Officer.

32.1	Section 1350 certification by President and Chief Executive Officer.

32.2	Section 1350 certification by Chief Financial Officer.

Registrant agrees to furnish to the Commission on request copies of any instrument defining the rights of holders of long-term debt the total amount of which does not exceed 10% of the total consolidated assets of the registrant and which is otherwise not filed as an exhibit.

b. Reports on Form 8-K

On May 2, 2005, we filed a Current Report on Form 8-K containing information disclosing the impact of IWO management fees upon the financial statements of US Unwired.

On May 5, 2005, we filed a Current Report on Form 8-K containing a press release announcing the Company’s preliminary earnings for the three-month period ended March 31, 2005 and a transcript of the Company’s conference call for the three-month period ended March 31, 2005.

On June 21, 2005, we filed a Current Report on Form 8-K containing an announcement that the Company filed a Motion for Preliminary Injunction and a Complaint for Injunctive Relief in the U.S. District Court for the Western District of Louisiana seeking to enjoin Sprint Corporation and Nextel Communications, Inc. from proceeding with the anticipated merger of those companies.

On July 1, 2005, we filed a Current Report on Form 8-K containing pro forma financial statements for US Unwired reflecting our divestiture of IWO.

On July 11, 2005, we filed a Current Report on Form 8-K containing an announcement that US Unwired Inc., Sprint Corporation and UK Acquisition Corp., a wholly owned subsidiary of Sprint, entered into a merger agreement, pursuant to which Sprint agreed to acquire US Unwired for approximately $1.3 billion.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

July 26, 2005	US UNWIRED INC.

	By:	/s/ Jerry E. Vaughn
Jerry E. Vaughn
Chief Financial Officer